Form 10-Q
period 1995-03-31
FIRST ESSEX BANCORP INC
filed 1995-05-15
CIK 808246

SECURITIES AND EXCHANGE COMMISSION

                             Washington, DC  20549
                                ________________

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    3/31/95
                                  _______

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
                               ___    ___

                         Commission file number 0-16143
                                                _______

                           FIRST ESSEX BANCORP, INC.
                        ________________________________
             (Exact name of registrant as specified in its charter)

            Delaware                                           04-2943217
    ______________________________                           _________________
   (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

     71 Main Street, Andover,  MA                                01810
   ______________________________________                    _______________
  (Address of principal executive offices)                     (Zip Code)



         Registrant's telephone number, including area code: (508) 475-4313
                                                             ______________


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     Yes    X              No
         _______              _______

The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1995:


          Title of Class                                   Shares Outstanding
          ______________                                   __________________

    Common Stock, $.10 par value                                6,020,500

                           FIRST ESSEX BANCORP, INC.

                                     INDEX

                         PART I - FINANCIAL INFORMATION



                                                                    Page
ITEM 1. Financial Statements (unaudited)

        Consolidated Balance Sheets as of March 31, 1995
           and December 31, 1994                                      3

        Consolidated Statements of Operations for the three
           months ended March 31, 1995 and 1994                       4

        Consolidated Statements of Stockholders' Equity for the
           year ended December 31, 1994 and the three months ended
           March 31, 1995                                             5

        Consolidated Statements of Cash Flows for the three
           months ended March 31, 1995 and 1994                       6

        Note to the Consolidated Financial Statements                 7



ITEM 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                     8-16

Item 1. Financial Statements

                           FIRST ESSEX BANCORP, INC.
                          Consolidated Balance Sheets
                                  (unaudited)

                                                          March 31,       December 31,
                                                            1995              1994
                                                          _________       ____________
                                                            (Dollars in thousands)

                                      ASSETS
Cash and cash equivalents                                $  16,627        $  18,714
Mortgage-backed securities available-for-sale               35,330           35,200
Investment securities held-to-maturity (market value -
 $81,446,000, and $84,582,000)                              81,797           85,310
Mortgage-backed investments held-to-maturity (market
   value - $197,016,000 and $199,759,000)                  203,137          209,747
Stock in Savings Bank Life Insurance Company                 1,194            1,194
Stock in Federal Home Loan Bank of Boston 14,049            12,775
Loans receivable, less allowance for possible loan
  losses of $6,371,000 and $7,237,000                      445,298          419,644
Mortgage loans held-for-sale                                 1,483            2,930
Foreclosed property, net of valuation reserve of
 $1,353,000 and $1,934,000                                   2,555            3,038
Bank premises and equipment                                  9,255            8,347
Accrued interest receivable                                  5,605            4,537
Other assets                                                 5,633            5,436
                                                          ________         ________

  Total assets                                            $821,963         $806,872
                                                          ========         ========


                     LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Depositors' accounts                                      $478,236         $456,878
Borrowed funds                                             272,474          279,948
Mortgagors' escrow accounts                                  2,359            1,804
Other liabilities                                           12,563           13,485
                                                          ________         ________
  Total liabilities                                       $765,632         $752,115

STOCKHOLDERS' EQUITY
Serial preferred stock:  $.10 par value per share;
  5,000,000 shares authorized, no shares issued or
  outstanding Common stock, $.10 par value per share;
  25,000,000 shares authorized, 8,006,500 shares issued
  and 6,020,500 shares outstanding                        $    801         $    801
Additional paid-in capital                                  58,192           58,192
Retained earnings                                           13,616           12,638
Treasury stock, at cost, 1,986,000 shares                  (15,842)         (15,842)
Valuation allowance for unrealized depreciation of
 investment securities available for sale                     (436)          (1,032)
                                                          ________         ________

 Total stockholders' equity                                 56,331           54,757
                                                          ________         ________

Total liabilities and stockholders' equity                $821,963         $806,872
                                                          ========         ========

                             FIRST ESSEX BANCORP, INC
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (unaudited)

                                                     Three Months Ended March 31,
                                                     ____________________________
                                                         1995              1994
                                                         ____              ____
                                           (Dollars in thousands, except per share amounts)
Interest and dividend income:
  Interest on mortgage                               $   6,355         $   4,572
  Interest on other loans                                3,091               893
  Interest and dividends on investment securities        1,502               935
  Interest on federal funds sold                            45                34
  Interest on mortgage-backed investments                3,587             2,838
                                                      ________          ________
   Total interest and dividend income                   14,580             9,272
                                                      ________          ________

Interest expense:
  Interest on depositors' accounts                       4,313             2,698
  Interest on borrowed funds                             4,396             1,689
                                                      ________          ________
      Total interest expense                             8,709             4,387
                                                      ________          ________

Net interest income:                                     5,871             4,885
Provision for possible loan losses                         129              ---
                                                      ________          ________

Net interest income after provision
  for possible loan losses                               5,742             4,885

Noninterest income:
  Net gain on sales of mortgage loans                       17                81
  Loan fees                                                118                96
  Other fee income                                         437               467
  Other                                                     11                 6
                                                      ________          ________
   Total non-interest income                               583               650

Noninterest expense:
  Salaries and employee benefits                         2,338             2,000
  Building and equipment                                   673               663
  Professional services                                    223               291
  Data processing                                          266               229
  Insurance                                                289               285
  Expenses, gains and losses on
   and write-downs of foreclosed property                  233               597
  Other                                                    842               686
                                                      ________          ________

   Total noninterest expenses                            4,864             4,751
                                                      ________          ________

Income before provision (benefit) for income taxes       1,461               784

Provision (benefit) for income taxes                         1              (124)
                                                      ________          ________

Net income                                              $1,460            $  908
                                                      ========          ========

Earnings per share                                     $   .24            $  .15
                                                      ========          ========

Dividends declared per share                           $   .08            $  .06
                                                      ========          ========

Average common stock outstanding                     6,069,134         6,038,535
                                                     =========         =========

                                             FIRST ESSEX BANCORP, INC.
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                     (unaudited)

                                           Year Ended December 31, 1994
                                     And The Three Months Ended March 31, 1995
                                     _________________________________________

                                                                                    Valuation Allowance
                                              Additional                              Mortgage-Backed
                                    Common     Paid-in     Retained    Treasury    Securities Available
                                     Stock     Capital     Earnings     Stock            For Sale           Total
                                    ______    __________   ________    ________    ____________________     _____

Balance at
  December 31, 1993                 $ 800      $58,152       $7,797     $(15,842)       (158)               $50,749

Net income                            ---          ---        6,526          ---         ---                  6,526
Cash dividends declared               ---          ---       (1,685)         ---         ---                 (1,685)
Stock options exercised                 1           40          ---          ---         ---                     41
Change in valuation allowance
 for unrealized losses of
 investment securities
 available-for-sale                   ---          ---          ---          ---        (874)                  (874)
                                     ____       ______       ______       ______       ______                ______

Balance at
 December 31, 1994                    801       58,192       12,638      (15,842)      (1,032)               54,757

Net income                            ---          ---        1,460          ---          ---                 1,460
Cash dividends declared               ---          ---         (482)         ---          ---                  (482)
Change in valuation allowance
 for unrealized losses of
 investment securities
 available-for-sale                   ---          ---          ---          ---          596                   596
                                     ____       ______       ______       ______       ______                ______

Balance at
 March 31, 1995                     $ 801      $58,192      $13,616     $(15,842)     $  (436)              $56,331
                                    =====      =======      =======     ========       ======                ======

                            FIRST ESSEX BANCORP, INC
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                           Three Months Ended March 31,
                                                                           ____________________________
                                                                                  1995         1994
                                                                                  ____         ____

                                                                               (Dollars in thousands)
Cash flows from operating activities
    Net income                                                                 $  1,460    $    908
Adjustments to reconcile net income to net cash provided
   by operating activities:
    Provision for possible loan losses                                              129         ---
    Provision for depreciation and amortization                                     311         284
    Gain on sales of foreclosed property                                            (44)        (97)
    Write-down of foreclosed property                                               115         276
    Amortization of investment securities discounts and premiums, net               379       1,406
    Deferred income taxes                                                           ---        (124)
    Proceeds from sales of mortgage loans                                         5,360      14,073
    Mortgage loans originated for sale                                           (3,896)    (12,858)
    Realized gains on mortgage loan sales, net                                      (17)        (81)
    Decrease (increase) in accrued interest receivable                           (1,068)         98
    Increase in other assets                                                       (197)       (522)
    Decrease in other liabilities                                                  (922)     (2,864)
                                                                               ________    ________

    Net cash provided by operating activities                                     1,610         499

Cash flows from investing activities:
    Proceeds from maturities and principal payments of
      available-for-sale securities                                                 470       1,104
    Proceeds from maturities and principal payments of held-to-maturity
      securities                                                                  9,740      29,726
    Purchases of investment securities held-to-maturity                             ---     (37,511)
    Purchases of Federal Home Loan Bank stock                                    (1,274)        ---
    Loans originated, net of principal collected                                (26,187)      7,452
    Proceeds from sales of foreclosed property                                      816       2,110
    Purchases of bank premises and equipment                                     (1,219)       (215)
                                                                               ________    ________

Net cash (used in) provided by investing activities                             (17,654)      2,666

Cash flows from financing activities:
    Net decrease in demand deposits, NOW accounts
      and savings accounts                                                      (12,391)     (4,287)
    Net increase of term deposits                                                33,749       1,436
    Net increase (decrease) in borrowed funds
     with maturities of three months or less                                    (53,437)     18,500
    Proceeds from borrowed funds with maturities in excess of three months      104,000      40,000
    Repayments of borrowed funds with maturities in excess of three months      (58,037)    (64,454)
    Increase in mortgagors' escrow accounts                                         555         447
    Dividends paid                                                                 (482)       (361)
                                                                               ________    ________

    Net cash provided by (used in) financing activities                          13,957      (8,719)
                                                                               ________    ________
    Net decrease in cash and cash equivalents                                    (2,087)     (5,554)
Cash and cash equivalents at beginning of period                                 18,714      15,232
                                                                               ________    ________

Cash and cash equivalents at end of period                                     $ 16,627    $  9,678
                                                                               ========    ========


                            FIRST ESSEX BANCORP, INC.
                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS





1.  Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of First Essex Bancorp, Inc. (the "Company") and its subsidiary, First Essex Bank, FSB. These financial statements reflect, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and the results of its operations and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1994 annual report. Certain reclassifications have been made to the 1994 financial statements to conform to the 1995 presentation.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                           FIRST ESSEX BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                 MARCH 31, 1995

                                    General
                                    _______

First Essex Bancorp, Inc., (the "Company"), is a Delaware corporation whose primary activity is to act as the parent holding company for First Essex Bank, FSB, (the "Bank").

The Company's net earnings depend to a large extent upon its net interest income, which is the difference between interest and dividend income earned on its loans and investments and interest expense paid on its deposits and borrowed funds. The Company's net earnings also depend upon its provision for possible loan loss, non-interest income, non-interest expense (including expenses relating to foreclosed property) and income tax expense. Interest and dividend income and interest expense are significantly affected by general economic conditions. These economic conditions, together with conditions in the local real estate markets, affect the levels of non-performing assets and provisions for possible loan losses.



                              Results of Operations
                              _____________________

General
_______

Net income for the three months ended March 31, 1995 was $1.5 million compared to net income of $908,000 for the same period in 1994. The increased net income over the comparative quarter in 1994 was due primarily to an increase in net interest income of $986,000, partially offset by a provision for possible loan losses, and increases in non interest expenses.

The following table presents an analysis of average yields earned and rates paid for the periods indicated:

                                                                For The Three Months Ended March 31,

                                                              1995                                    1994
                                              ____________________________________       _____________________________________

                                                            Interest       Average                    Interest         Average
                                              Average       Earned/        Yield/        Average      Earned/          Yield/
                                              Balance       Paid           Rate          Balance      Paid             Rate
                                              _______       ________       _______       _______      ________         _______
                                                                           (Dollars in thousands)
Assets
Earning assets:
    Short-term investment                     $   3,078     $   45          5.93%       $  4,054      $   34            3.35%
    Investment and mortgage-
    backed securities                           340,219      5,089          5.98         319,166       3,773            4.73
                                                _______      _____                       _______       _____
      Total investments                         343,297      5,134          5.98         323,220       3,807            4.71
                                                _______      _____                       _______       _____
    Mortgage loans(1)                           311,995      6,355          8.15         241,800       4,572            7.56
    Consumer and commercial loans(1)            126,677      3,091          9.76          44,215         893            8.08
                                                _______      _____                       _______       _____
      Total loans(1)                            438,672      9,446          8.61         286,015       5,465            7.64
      Total earning assets                      781,969     14,580          7.46         609,235       9,272            6.09
    Allowance for possible
      loan losses                                (6,689)                                  (7,387)
                                                _______                                  _______
      Total earning assets less
        allowance for possible loan losses      775,280                                  601,848
Other assets                                     31,953                                   29,149
                                                _______                                  _______
      Total assets                             $807,233                                 $630,997
                                                =======                                  =======

Liabilities and Stockholders' Equity
Deposits:
    NOW accounts                                $27,760      $  78          1.12%       $ 30,121       $  89            1.18%
    Money market accounts                        87,614        453          2.07         112,437         583            2.07
    Savings and notice accounts                  53,039        175          1.32          60,374         197            1.31
    Savings certificates                        272,531      3,607          5.29         178,477       1,829            4.10
                                                _______     ______                       _______      ______
Total interest bearing deposits                 440,944      4,313          3.91         381,409       2,698            2.83
Borrowed funds                                  279,657      4,396          6.29         174,149       1,689            3.88
                                                _______     ______
Total interest bearing deposits and
      borrowed funds                            720,601      8,709          4.83         555,558       4,387            3.16
                                                _______     ______                       _______      ______
Demand deposit accounts                          18,567                                   14,373
Other liabilities                                12,577                                    9,871
                                                _______                                  _______
Total liabilities
Stockholders' equity                             55,488                                   51,195
                                                _______                                  _______
    Total liabilities and
      stockholders' equity                     $807,233                                 $630,997
                                                =======                                  =======

Net interest income                                        $ 5,871                                   $ 4,885
                                                             =====                                     =====

Weighted average interest
    rate spread                                                             2.63%                                       2.93%
Net yield on average
    earning assets(2)                                                       3.00%                                       3.21%

(1) Non-performing loans are included in the average balance.
(2) Net interest income before provision for possible loan losses divided by average earning assets. For purposes of computing average yields on the loan portfolio as presented in the above analysis, non-performing loans are included in the average loan balances.


Net Interest Income
___________________


Net interest income increased by $1.0 million to $5.9 million for the three months ended March 31, 1995. This represents an increase of 20.2% from $4.9 million for the same period in 1994. The increases in net interest income are due to 28.4% increase in average earning assets partially offset by declines in net yields due primarily to higher rates paid for deposits and borrowed funds.

Interest and Dividend Income
____________________________


Interest and dividend income increased by $5.3 million (57.2%) to $14.6 million for the three months ended March 31, 1995 from $9.3 million for the same period in 1994. The increases are attributable to increased rates and volume of earning assets for the three month period ended March 31, 1995, primarily from loan growth.

Interest Expense
________________


Interest expense increased by $4.3 million (98.5%) to $8.7 million for the three months ended March 31, 1995 when compared to $4.4 for the same period in 1994. The increase in interest expense was attributable to an increase in rates paid and volume of term deposits and borrowings used to support the increased volume of earning assets.

Provision for Possible Loan Losses
__________________________________

Beginning in 1995, the Company adopted Financial Accounting Standards Board Statement No. 114, as amended by No. 118, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"). As a result of applying the standard, certain impaired loans are being reported at present value of the expected future cash flows using the loan's effective interest rate, or at the fair value of the collateral if the loan is collateral dependant. In accordance with the standard, the Company generally considers a loan impaired when it is probable that all amounts due, including interest, will not be collected according to the contractual terms of the loan agreement.

Possible losses on loans are provided for under the accrual method of accounting. Assessing the adequacy of the allowance for possible loan losses involves substantial uncertainties and is based upon management's evaluation of the amount required to meet estimated losses inherent in the loan portfolio after weighing various factors, including the amounts and timing of future cash flows expected to be received on impaired loans. Among the factors management may consider are the quality of specific loans, risk characteristics of the loan portfolio generally, the level of non-accruing loans, current economic conditions, trends in delinquencies and charge-offs and collateral values of the underlying security. Ultimate losses may vary significantly from the current estimates.

There was a provision for possible loan loss of $129,000 for the three months ended March 31, 1995. No provision for possible loan losses was recorded for the same period in 1994. Provisions result from management's continuing internal review of the loan portfolio as well as its judgment as to the adequacy of the reserves in light of the condition of the regional real estate market and the economy generally. Non-accruing loans decreased to $5.3 million at March 31, 1995 compared to $7.3 million at December 31, 1994 and $9.7 million at March 31, 1994. See also "Financial Condition - Non-Performing Assets".

The Bank's total allowance for possible loan losses was $6.4 million or 123.7% of non-accruing loans at March 31, 1995 compared to $7.3 million or 98.8% at December 31, 1994 and $7.5 million or 77.0% at March 31, 1994.

Non-Interest Income
___________________

Non-interest income consists of net gains from the sales of loans, along with fee and other non-interest income.

Non-interest income decreased by $67,000 (10.3%) to $583,000 for the three months ended March 31, 1995, compared to $650,000 for the same period in 1994. The decrease in non-interest income is due mainly to reduced gains on the sale of loans.

Non-Interest Expense
____________________

Non-interest expense increased by $113,000 (2.4%) to $4.9 million for the three months ended March 31, 1995 compared to $4.8 million for the same period in 1994. The increase for the quarter was due primarily to an increase of $338,000 in salary and employee benefits offset by decreases in various foreclosed property expenses.

Salaries and employee benefits increased by $338,000 (16.9%) to $2.3 million for the three months ended March 31, 1995 compared to $2.0 million for the same period in 1994, primarily due to cost associated with a 20% increase in personnel to support business growth.

Building and equipment costs increased slightly to $673,000 for the three months ended March 31, 1995, compared to $663,000 for the same period in 1994.

Foreclosed property expense decreased by $364,000 (61.0%) to $233,000 for the three months ended March 31, 1995 compared to $597,000 for the comparable period in 1994. The Company's continued success in selling foreclosed property resulted in the lower level of foreclosed property ($2.6 million at March 31, 1995 compared to $3.0 million at December 31, 1994 and $4.9 million at March 31, 1994), resulted in lower costs associated with professional services and lower operating expense related to the properties in foreclosure.

Other operating expenses increased by $129,000 (8.7%) to $1.6 million for the three months ended March 31, 1995, compared to $1.5 million for the comparable period in 1994.

Income Tax Expense
__________________

Deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Companys' assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. The Company's deferred tax asset is reviewed quarterly and adjustments to such assets is recognized as deferred income tax expense or benefit based on management's judgments relating to the realizability of such asset. No tax benefits were recorded for the three months ended March 31, 1995, compared to $124,000 for the same period in 1994.

                              Financial Condition
                              ___________________


Total assets amounted to $822.0 million at March 31, 1995 an increase of $15.1 million or 1.9% from $806.9 million at December 31, 1994. This increase is attributable to an increase of $25.7 million in loans net of reserves offset by a decrease of $8.7 million in investments.

Loans
_____

Net loans increased $25.7 million from $419.6 million at December 31, 1994 to $445.3 million at March 31, 1995, representing 54.2% of total assets.

The following table sets forth information concerning the Company's loan portfolio, including loans held for sale, at the dates indicated. The balances shown in the table are net of unadvanced funds and unearned discounts and fees.

                                        MARCH 31,         December 31,
                                          1995                1994
                                          ____                ____

     Mortgage Loans:
       Residential               $273,449     60.3%      $264,848    61.6%
       Commercial                  28,262      6.2         25,786     6.0
       Construction                13,039      2.9         15,527     3.6
                                  _______     ____        _______    ____
     Total mortgage loans         314,750     69.4        306,161    71.2
                                  _______     ____        _______    ____

     Commercial loans:            $49,894     11.0         55,377    12.9

     Consumer loans:
       Home equity                 12,558      2.8         12,943     3.0
       Other secured               75,113     16.6         54,463    12.7
       Unsecured                      837       .2            867     0.2
                                  _______     ____        _______    ____
     Total consumer loans:         88,508     19.6         68,273    15.9

         Total loans             $453,152    100.0%      $429,811   100.0%
                                 ========    ======      ========   ======



Loan Origination
________________

Loan originations for the three months ended March 31, 1995 totaled $53.6 million compared to $27.1 million for the same period in 1994. The Bank's residential loan originations during the period totalled $15.6 million compared to $10.0 million for the same period in 1994. During 1994 the Company initiated an indirect automobile lending program. This resulted in significant growth of indirect automobile loan originations which amounted to $21.2 million for the three months ended March 31, 1995 compared to $2.8 million for the same period in 1994.

Non-Performing Assets
_____________________

Non-performing assets consist of non-accruing loans (including loans impaired under SFAS No. 114), foreclosed property and restructured loans. Non-performing assets totalled $7.8 million at March 31, 1995 compared to $10.4 million at December 31, 1994.

The bank's policy is to discontinue the accrual of interest on all loans for which payment of interest or principal is 90 days or more past due or for such other loans as considered necessary by management if collection of interest and principal is doubtful. When a loan is placed on non-accrual status, all previously accrued but uncollected interest is reversed against the current period interest income.

Restructured loans are loans on which concessions have been made in light of the debtor's financial difficulty with the objective of maximizing recovery and with respect to which the renegotiated payment terms are met. At March 31, 1995, the Bank had restructured loans of $136,000.

Foreclosed property consists mainly of real estate collateral from loans which were foreclosed.

The following table shows the composition of non-performing assets at March 31, 1995 and December 31, 1994.

                                                MARCH 31,   December 31,
                                                  1995          1994
                                                _________   ____________
                                                 (Dollars in thousands)
     Non-accruing loans:
       Real Estate                              $ 4,375      $ 6,548
       Other                                        777          776
                                                 ______       ______

     Total non-accruing loans                     5,152        7,324

     Restructured loans                             136          ---
     Foreclosed property                          2,555        3,038
                                                 ______       ______

     Total non-performing assets                $ 7,843      $10,362
                                                 ======       ======

     Percentage of non-performing assets
       to total assets                              .95%        1.28%
     Percentage of allowance for possible
       loan losses to non-accruing loans          123.7%        98.8%


At March 31, 1995 the recorded investment in loans that are considered to be impaired under SFAS No. 114 with required reserves totalled $365,000 with a related allowance for possible credit losses of $129,000. The Company had an additional $681,000 of impaired loans that did not require reserves. The average recorded investment in impaired loans during the quarter ended
March 31, 1995 was approximately $900,000.

Interest income for the three months ended March 31, 1995 of approximately $45,000 was recognized on impaired loans using the cash basis method of income recognition.

Allowance for Possible Loan Losses
__________________________________

The following table summarizes the activity in the allowance for possible loan losses (including amounts established for loans impaired under SFAS No. 114) for the three months ended March 31, 1995.

                                                   (Dollars in thousands)

 Balance at December 31, 1994                             $7,237
 Provision for possible loan losses                          129

 Charge-offs:
   Mortgage                                                1,020
   Construction                                                0
   Commercial                                                 96
   Consumer                                                  106
                                                           _____

 Total charge-offs:                                        1,222
                                                           _____

 Recoveries:
   Mortgage                                                   67
   Construction                                                0
   Commercial                                                139
   Consumer                                                   21
                                                           _____

 Total recoveries                                            227
                                                           _____

   Net charge-offs                                           995
                                                           _____

 Balance at March 31, 1995                                $6,371
                                                           =====

 Ratio of net charge-offs to average loans outstanding       .23%

See "Non-Performing Assets" for a discussion of the Company's impaired loans.


Investments
___________

At March 31, 1995 the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank ("FHLB") stock and stock in the Savings Bank Life Insurance Company of Massachusetts, totalled $337.5 million or 41.1% of total assets, compared to $346.9 million or 43.0% of total assets at December 31, 1994. Interest and dividend income on the investment portfolio generated 35.2% of total interest and dividend income for the three months ended March 31, 1995 compared to 41.1% for the comparable period in 1994.

To identify and control risks associated with the investment portfolio, the Company has established policies and procedures, which include stop loss limits and stress testing on a periodic basis, to control market risk on the investment portfolio.

Deposits
________

Deposits have historically been the primary source of funds for lending and investment activities. Deposit flows vary significantly and are influenced by prevailing interest rates, money market conditions, economic conditions and competition. At March 31, 1995 the Bank had total deposits of $478.2 million representing a net increase of $21.3 million compared to total deposits of $456.9 million at December 31, 1994. This increase is attributable to an increase of $33.7 million in term deposits offset by a decrease of $12.4 million in Demand Deposits, Savings, NOW and Money Market accounts.

While deposit flows are by nature unpredictable, the Bank attempts to manage its deposits through selective pricing. Due to the uncertainty of market conditions, it is not possible for the Bank to predict how aggressively it will compete for deposits in future quarters or the likely effect of any such decision on deposit levels, interest expense and net interest income. Strategies are currently in place to aggressively market more stable deposit sources in such accounts as NOW and Demand Deposits.

Borrowed Funds
______________

The Bank is a member of the FHLB and is entitled to borrow from the FHLB by pledging certain assets. The Bank also utilizes short term repurchase agreements with maturities less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. These borrowings are an alternative source of funds compared to deposits and totalled $272.5 million at March 31, 1995 compared to $280.0 million at December 31, 1994.

Liquidity and Capital Resources
_______________________________

The Bank's principal sources of liquidity are customer deposits, borrowings from the FHLB, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments and loan sales.

Management believes it is prudent to maintain an investment portfolio that not only provides a source of income, but also provides a potential source of liquidity to meet lending demand and deposit flows. The Bank adjusts the level of its liquid assets and the mix of its loans and investments based upon management's judgment as to the quality of specific investment opportunities and the relative attractiveness of their maturities and yields.

At March 31, 1995 the Bank had outstanding commitments to loan funds, under mortgage, construction, commercial and home equity lines of credit amounting to $38.9 million compared to $20.2 million at March 31, 1994. Management believes the sources of liquidity previously discussed are sufficient to meet its commitments.

Net cash provided by operating activities totalled $1.6 million for the three months ended March 31, 1995 compared to $0.5 million for the same period in 1994.

Net cash used in investing activities totalled $17.7 million for the three months ended March 31, 1995 compared to cash provided of $2.7 million for the comparable period in 1994. The increase in net cash used by investing activities was primarily due to an increase in cash used to originate loans. This was offset by a reduction in cash used for investment security activities.

Net cash provided by financing activities totalled $14.0 million for the three months ended March 31, 1995, compared to net cash used of $8.7 million for the comparable period in 1994. The change reflects the decrease in the repayment of borrowings, and an increase in term deposits.

As a federal savings institution regulated by the Office of Thrift Supervision, the Bank is required to meet certain minimum regulatory capital requirements: tangible capital, total capital, core/leverage capital, Tier 1 risk-based capital and total risk-based capital. In addition, under the Prompt
Corrective Action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, (FDICIA), the Bank's capital position may be classified in one of five different capital categories ranging from critically undercapitalized to well capitalized. As of March 31, 1995, the Bank met all of the minimum regulatory requirements of the well capitalized category under FDICIA. The Companys' core/leverage, Tier 1 risk-based and total risk-based capital together with related regulatory minimum requirements are summarized below. The Company's total capital, tangible capital and tangible equity ratios were equal to the core/leverage capital ratio.


                                          Core        Tier 1       Total
                                         Leverage    Risk-based   Risk-based
                                          Capital     Capital      Capital
                                          _______     _______      _______
                                               (Dollars in thousands)
 Core Capital                           $ 56,767     $ 56,767    $ 56,767
 General Valuation Allowance                ----         ----       5,268
                                         _______      _______     _______
   Regulatory Capital Measure           $ 56,767     $ 56,767    $ 62,035
                                         =======      =======     =======

 Total Assets                           $821,963     $821,963    $821,963

 Adjusted Assets                        $822,399     $     ---   $     ---
 Risk-based Assets (unaudited)          $   ----     $420,313    $420,313
 Capital Ratio (unaudited)                  6.90%       13.51%      14.76%
 Regulatory minimum requirement             3.00%        3.00%       8.00%


Impact of Inflation
___________________

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

An important concept in understanding the effect of inflation on financial institutions is the distinction between monetary and non-monetary items. In a stable environment, monetary items are those assets and liabilities which are or will be converted into a fixed amount of dollars regardless of changes in prices. Examples of monetary items include cash, investment securities, loans, deposits and borrowings. Non-monetary items are those assets and liabilities which gain or lose general purchasing power as a result of the relationships between specific prices for the items and price change levels. Examples of non-monetary items include premises and equipment and real estate in foreclosure. In the current environment in the New England region, where real estate values have dramatically decreased, the deflationary impact of changing prices of real estate securing loans significantly affects a financial institution's performance. Additionally, interest rates do not necessarily move in the same direction, or in the same magnitude, as the prices of goods and services as measured by the consumer price index. In a volatile interest rate environment, liquidity and the management of the maturity structure of assets and liabilities are critical in maintaining acceptable profitability levels.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         FIRST ESSEX BANCORP, INC.
                                         _________________________
                                         (Registrant)






  Date:  May 11 1995                     /s/ David W. Dailey
                                         ____________________________
                                         David W. Dailey
                                         Executive Vice President
                                         and Chief Financial Officer