Form 10-Q
period 1995-06-30
FIRST ESSEX BANCORP INC
filed 1995-08-11
CIK 808246

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                ________________

                                   FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 6/30/95
                               _______

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to
                               ___    ___


                         Commission file number 0-16143
                                                _______

                           FIRST ESSEX BANCORP, INC.
                         _____________________________
             (Exact name of registrant as specified in its charter)


              Delaware                                04-2943217
   _______________________________                 ___________________
   (State or other jurisdiction of                  (I.R.S. Employer
    incorporation or organization)                 Identification No.)

    71 Main Street, Andover,  MA                         01810
    _______________________________________            _________
    (Address of principal executive offices)           (Zip Code)



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

         Yes    X              No
             _______              ______

The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1995:


            Title of Class                              Shares Outstanding
        ____________________                            __________________
        Common Stock, $.10 par value                    6,020,500

                           FIRST ESSEX BANCORP, INC.

                                     INDEX

                         PART I - FINANCIAL INFORMATION



                                                                    Page
ITEM 1.      Consolidated Financial Statements (unaudited)

             Consolidated Balance Sheets as of June 30, 1995
                   and December 31, 1994                             3

             Consolidated Statements of Operations for the
                   three months ended June 30, 1995 and 1994         4

             Consolidated Statements of Operations for the
                   six months ended June 30, 1995 and 1994           5

             Consolidated Statements of Stockholders' Equity
                   for the year ended December 31, 1994
                   and the six months ended June 30, 1995            6

             Consolidated Statements of Cash Flows for the
                   six months ended June 30, 1995 and 1994           7

             Note to the Consolidated Financial Statements           8



ITEM 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     9-18


Item 1.      Financial Statements

                                          FIRST ESSEX BANCORP, INC.
                                         CONSOLIDATED BALANCE SHEETS
                                                (unaudited)
                                                                                       JUNE 30,            DECEMBER 31,
                                                                                       1995                    1994
                                                                                      _________            ____________
                                                                                           (Dollars in thousands)

                                     ASSETS

Cash and cash equivalents                                                             $  26,774               $  18,714
Mortgage-backed securities available-for-sale                                            35,188                  35,200
Investment securities held-to-maturity (market value -
 $64,939,000, and $84,582,000)                                                           65,080                  85,310
Mortgage-backed investments held-to-maturity (market value -
 $193,629,000 and $199,759,000)                                                         196,789                 209,747
Stock in Savings Bank Life Insurance Company                                              1,194                   1,194
Stock in Federal Home Loan Bank of Boston                                                14,049                  12,775
Loans receivable, less allowance for possible loan losses of
 $6,405,000 and $7,237,000                                                              473,726                 419,644
Mortgage loans held-for-sale                                                              6,042                   2,930
Foreclosed property, net of valuation reserve of $1,208,000
  and $1,934,000                                                                          1,995                   3,038
Bank premises and equipment                                                              10,261                   8,347
Accrued interest receivable                                                               4,659                   4,537
Other assets                                                                              5,743                   5,436
                                                                                        _______                 _______
  Total assets                                                                         $841,500                $806,872
                                                                                       ========                ========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Depositors' accounts                                                                   $484,107               $456,878
Borrowed funds                                                                          276,264                279,948
Mortgagors' escrow accounts                                                               1,903                  1,804
Other liabilities                                                                        21,272                 13,485
                                                                                       ________               ________
  Total liabilities                                                                    $783,546               $752,115

STOCKHOLDERS' EQUITY
Serial preferred stock:  $.10 par value per share; 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $.10 par value per share; 25,000,000 shares
 authorized, 8,006,500 shares issued and 6,020,500 shares outstanding                 $     801               $    801
Additional paid-in capital                                                               58,192                 58,192
Retained earnings                                                                        14,907                 12,638
Treasury stock, at cost, 1,986,000 shares                                              (15,842)                (15,842)
Valuation allowance for unrealized depreciation of
 investment securities available for sale                                                 (104)                 (1,032)
                                                                                       ________               _________

 Total stockholders' equity                                                              57,954                 54,757
                                                                                       ________               _________
Total liabilities and stockholders' equity                                             $841,500               $806,872
                                                                                       ========               =========


                                               FIRST ESSEX BANCORP, INC.
                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (unaudited)
                                                                                            Three Months Ended June 30,
                                                                                            ___________________________
                                                                                           1995                    1994
                                                                                           ____                    ____

                                                                               (Dollars in thousands, except per share amounts)

Interest and dividend income:
   Interest on mortgage loans                                                            $6,445                  $4,719
   Interest on other loans                                                                3,645                   1,135
   Interest and dividends on investment securities                                        1,466                   1,260
   Interest on federal funds sold                                                            34                      12
   Interest on mortgage-backed investments                                                3,752                   3,018
                                                                                         ______                  ______
      Total interest and dividend income                                                 15,342                  10,144
                                                                                         ______                  ______

Interest expense:
   Interest on depositors' accounts                                                       5,010                   2,788
   Interest on borrowed funds                                                             4,326                   2,050
                                                                                         ______                  ______
       Total interest expense                                                             9,336                   4,838
                                                                                         ______                  ______

Net interest income:                                                                      6,006                   5,306
Provision for possible loan losses                                                          200                    ---
                                                                                         ______                  ______

Net interest income after provision
   for possible loan losses                                                               5,806                   5,306

Noninterest income:
   Net gain on sales of mortgage loans                                                      278                      80
   Loan fees                                                                                110                      85
   Other fee income                                                                         463                     467
   Other                                                                                     14                       6
                                                                                         ______                  ______
      Total non-interest income                                                             865                     638
                                                                                         ______                  ______

Noninterest expense:
   Salaries and employee benefits                                                         2,141                   2,005
   Building and equipment                                                                   861                     670
   Professional services                                                                    329                     361
   Computer expense                                                                         318                     249
   Insurance                                                                                289                     282
   Retail branch cost recovery                                                              ---                    (420)
   Expenses, gains and losses on
    and write-downs of foreclosed property                                                  258                     402
   Other                                                                                    684                     717
                                                                                          _____                   _____
      Total noninterest expenses                                                          4,880                   4,266
                                                                                          _____                   _____

Income before provision (benefit) for income taxes                                        1,791                   1,678

Provision (benefit) for income taxes                                                         19                    (74)
                                                                                         ______                ________
Net income                                                                               $1,772                $  1,752
                                                                                         ======                ========

Earnings per share                                                                      $   .29                 $   .29
                                                                                        =======                ========
Dividends declared per share                                                            $   .08                 $   .06
                                                                                        =======                ========

Average common stock outstanding                                                      6,074,436               6,038,535
                                                                                      =========               =========



                                         FIRST ESSEX BANCORP, INC.
                                   CONSOLIDATED STATEMENTS OF OPERATIONS
                                               (unaudited)
                                                                                           Six Months Ended June 30,
                                                                                           _________________________
                                                                                           1995                 1994
                                                                                           ____                 ____

                                                                               (Dollars in thousands, except per share amounts)

Interest and dividend income:
   Interest on mortgage loans                                                           $12,800                 $9,291
   Interest on other loans                                                                6,736                  2,028
   Interest and dividends on investment securities                                        2,968                  2,195
   Interest on federal funds sold                                                            79                     46
   Interest on mortgage-backed investments                                                7,339                  5,856
                                                                                         ______                 _______
      Total interest and dividend income                                                 29,922                 19,416
                                                                                         ______                 _______

Interest expense:
   Interest on depositors' accounts                                                       9,323                  5,486
   Interest on borrowed funds                                                             8,722                  3,739
                                                                                         ______                 _______
       Total interest expense                                                            18,045                  9,225
                                                                                         ______                 _______

Net interest income:                                                                     11,877                 10,191
Provision for possible loan losses                                                          329                   ---
                                                                                         ______                 _______

Net interest income after provision
   for possible loan losses                                                              11,548                 10,191

Noninterest income:
   Net gain on sales of mortgage loans                                                      295                    161
   Loan fees                                                                                228                    181
   Other fee income                                                                         900                    934
   Other                                                                                     25                     12
                                                                                         ______                 _______
      Total non-interest income                                                           1,448                  1,288

Noninterest expense:
   Salaries and employee benefits                                                         4,479                  4,005
   Building and equipment                                                                 1,534                  1,333
   Professional services                                                                    552                    652
   Computer expense                                                                         584                    478
   Insurance                                                                                578                    567
   Retail branch cost recovery                                                              ---                   (420)
   Expenses, gains and losses on
    and write-downs of foreclosed property                                                  491                  1,001
   Other                                                                                  1,526                  1,401
                                                                                         ______                 _______

      Total noninterest expenses                                                          9,744                  9,017
                                                                                         ______                 _______

Income before provision (benefit) for income taxes                                        3,252                  2,462

Provision (benefit) for income taxes                                                         20                   (198)
                                                                                         ______                 _______
Net income                                                                               $3,232                 $2,660
                                                                                         ======                 =======

Earnings per share                                                                       $  .53                 $  .44
                                                                                         ======                 ======
Dividends declared per share                                                             $  .16                 $  .12
                                                                                         ======                 ======
Average common stock outstanding                                                      6,072,055              6,038,535
                                                                                      =========              =========


                                               FIRST ESSEX BANCORP, INC.
                                   Consolidated Statements of Stockholders' Equity
                                                     (unaudited)

                                              Year Ended December 31, 1994
                                        And The Six Months Ended June 30, 1995
                                        ______________________________________

                                                                                        Valuation Allowance
                                                  Additional                             Mortgage-Backed
                                         Common      Paid-in    Retained     Treasury   Securities Available
                                         Stock      Capital     Earnings      Stock           For Sale          Total
                                        ________  __________    _________    ________   ____________________   _______
Balance at
  December 31, 1993                       $800      $58,152      $7,797     $(15,842)            (158)         $50,749

Net income                                 ---          ---       6,526          ---              ---            6,526
Cash dividends declared                    ---          ---      (1,685)         ---              ---           (1,685)
Stock options exercised                      1           40         ---          ---              ---               41
Change in valuation allowance
 for unrealized depreciation of
 investment securities available-for-sale  ---          ---         ---          ---             (874)            (874)
                                          ____        _____        _____       ______           ______           ______

BALANCE AT
 DECEMBER 31, 1994                         801       58,192       12,638     (15,842)          (1,032)          54,757

NET INCOME                                 ---          ---        3,232         ---              ---            3,232
CASH DIVIDENDS DECLARED                    ---          ---         (963)        ---              ---             (963)
CHANGE IN VALUATION ALLOWANCE
FOR UNREALIZED DEPRECIATION OF
INVESTMENT SECURITIES AVAILABLE-FOR-SALE   ---          ---          ---         ---              928              928
                                         _____        _____        _____         ___             _____           _____
BALANCE AT
 JUNE 30, 1995                           $ 801      $58,192      $14,907    $(15,842)           $(104)         $57,954
                                         =====      =======      =======    =========           ======         =======



                                                  FIRST ESSEX BANCORP, INC
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (unaudited)
                                                                                           Six Months Ended June 30,
                                                                                           ___________________________
                                                                                           1995                   1994
                                                                                           ____                   ____
                                                                                              (Dollars in thousands)
Cash flows from operating activities
   Net income                                                                          $ 3,232                $  2,660
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for possible loan losses                                                      329                     ---
   Provision for depreciation and amortization                                             714                     583
   Gain on sales of foreclosed property                                                    (52)                   (131)
   Write-down of foreclosed property                                                       265                     428
   Amortization of investment securities discounts and premiums, net                       764                   2,028
   Deferred income taxes                                                                    20                    (198)
   Proceeds from sales of mortgage loans and servicing rights                           15,611                  25,367
   Mortgage loans originated for sale                                                  (18,428)                (26,648)
   Realized gains on mortgage loan sales, net                                             (295)                   (161)
   Increase in accrued interest receivable                                                (122)                   (264)
   Increase in other assets                                                               (307)                   (857)
   Increase in other liabilities                                                          7,767                  3,024
                                                                                       ________                ________
   Net cash provided by operating activities                                              9,498                  5,831

Cash flows from investing activities:
   Proceeds from maturities and principal payments of available-for-sale securities        949                   2,260
   Proceeds from maturities and principal payments of held-to-maturity securities       33,188                  55,092
   Purchases of investment securities held-to-maturity                                    (773)               (101,480)
   Purchases of Federal Home Loan Bank stock                                            (1,274)                   ---
   Loans originated, net of principal collected                                        (55,197)                (23,196)
   Proceeds from sales of foreclosed property                                            1,616                   3,588
   Purchases of bank premises and equipment                                             (2,628)                   (595)
                                                                                      _________               _________

Net cash used in investing activities                                                  (24,119)                (64,331)

Cash flows from financing activities:
   Net decrease in demand deposits, NOW accounts
      and savings accounts                                                             (12,013)                 (8,599)
   Net increase of term deposits                                                        39,242                  16,894
   Net increase (decrease) in borrowed funds
    with maturities of three months or less                                            (63,964)                  9,157
   Proceeds from borrowed funds with maturities in excess of three months              185,000                 241,497
   Repayments of borrowed funds with maturities in excess of three months             (124,720)               (204,974)
   Increase in mortgagors' escrow accounts                                                  99                     119
   Stock options exercised                                                                                          21
   Dividends paid                                                                         (963)                   (722)
                                                                                      _________                ________
   Net cash provided by financing activities                                            22,681                  53,393
                                                                                      _________                ________
   Net increase (decrease) in cash and cash equivalents                                  8,060                  (5,107)
Cash and cash equivalents at beginning of period                                        18,714                  15,232
                                                                                      _________                ________

Cash and cash equivalents at end of period                                             $26,774                 $10,125
                                                                                      =========                ========


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

                                 JUNE 30, 1995

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



                             Results of Operations
                             _____________________


General
_______
Net income for the three months ended June 30, 1995 was $1.8 million compared to $1.8 million for the same period in 1994. Net interest income totalled $6.0 million for the quarter compared to $5.3 million for the same period in 1994. During the quarter higher net interest income of $700,000 and higher non-interest income of $227,000 was offset by an increase in the provision for possible loan losses of $200,000 and an increase in non interest expense of $614,000. The higher non-interest expense in 1995 compared to 1994 reflects the recognition of $420,000 non-recurring recovery in the second quarter of 1994 of previously abandoned lease costs associated with the re-opening of a retail branch.

Net income for the six months ended June 30, 1995 was $3.2 million compared to net income of $2.7 million for the same period in 1994. The increase in net income over the comparative six months in 1994 was due primarily to higher net interest income of $1.7 million and higher non-interest income of $160,000. This was offset by an increase in the provisions for possible loan losses of $329,000 and increased non-interest expense of $727,000 of which $420,000 is due to the impact of a non-recurring recovery of previously abandoned lease costs noted above.

The following table presents an analysis of average yields earned and rates paid for the periods indicated:


                                                                              For The Three Months Ended June 30,

                                                                       1995                                      1994
                                                                ____________________                      ___________________
                                                                     INTEREST  AVERAGE                      Interest    Average
                                                     AVERAGE         EARNED/   YIELD/           Average     Earned/     Yield/
                                                     BALANCE         PAID      RATE             Balance     Paid        Rate
                                                     _______         ________  _______          _______     ________    ________
                                                                                 (Dollars in thousands)
Assets
Earning assets:
   Short-term investment                           $   3,893       $   34        3.49%          $ 1,121       $   12      4.28%
   Investment and mortgage-
   backed securities                                 326,545        5,218        6.39           343,413        4,278      4.98
                                                    ________        _____                      ________        _____
      Total investments                              330,438        5,252        6.36           344,534        4,290      4.98
                                                    ________        _____                      ________        _____
   Mortgage loans(1)                                 318,891        6,445        8.08           237,188        4,719      7.96
   Consumer and commercial loans(1)                  145,398        3,645       10.03            52,839        1,135      8.59
                                                    ________        _____                      ________        _____
      Total loans(1)                                 464,289       10,090        8.69           290,027        5,854      8.07
                                                    ________       ______                      ________        _____
      Total earning assets                           794,727       15,342        7.72           634,561       10,144      6.39
   Allowance for possible
     loan losses                                     (6,297)                                    (7,371)
                                                     _______                                    _______
      Total earning assets less
        allowance for possible loan losses           788,430                                    627,190
Other assets                                          30,001                                     30,536
                                                     _______                                    _______
      Total assets                                  $818,431                                   $657,726
                                                    ========                                   ========

Liabilities and Stockholders' Equity
Deposits:
   NOW accounts                                      $28,015        $  79        1.13%         $ 30,466      $    91      1.19%
   Money market accounts                              79,662          354        1.78           109,606          573      2.09
   Savings and notice accounts                        51,515          238        1.85            60,119          201      1.34
   Savings certificates                              299,665        4,339        5.79           185,229        1,923      4.15
                                                    ________       ______                       _______        _____
Total interest bearing deposits                      458,857        5,010        4.37           385,420        2,788      2.89
Borrowed funds                                       267,989        4,326        6.46           195,181        2,050      4.20
                                                    ________       ______                       _______        _____
Total interest bearing deposits and
      borrowed funds                                 726,846        9,336        5.14           580,601        4,838      3.33
                                                    ________        _____                       _______        _____
Demand deposit accounts                               22,730                                     15,153
Other liabilities                                     11,631                                     10,164
                                                     _______                                    _______
  Total liabilities                                  761,207                                    605,918
Stockholders' equity                                  57,224                                     51,808
                                                    ________                                     ______
   Total liabilities and
      stockholders' equity                          $818,431                                   $657,726
                                                    ========                                   ========

Net interest income                                               $ 6,006                                    $ 5,306
                                                                  =======                                    =======
Weighted average interest
   rate spread                                                                   2.58%                                    3.06%
Net yield on average
   earning assets(2)                                                             3.02%                                    3.34%

(1)   Non-performing loans are included in the average balance.
(2)   Net interest income before provision for possible loan losses divided by average earning assets. For purposes of computing average yields on the loan portfolio as presented in the above analysis, non-performing loans are included in the average loan balances.


The following table presents an analysis of average yields earned and rates paid for the periods indicated:


                                                                             For The Six Months Ended June 30,

                                                                        1995                                      1994
                                                                ____________________                     _____________________
                                                                     INTEREST  AVERAGE                      Interest    Average
                                                     AVERAGE         EARNED/   YIELD/           Average     Earned/     Yield/
                                                     BALANCE         PAID      RATE             Balance     Paid        Rate
                                                     _______         ________  _______          _______     ________    _______
                                                                                (Dollars in thousands)
Assets
Earning assets:
   Short-term investment                           $   3,488      $    79        4.53%          $ 2,480       $   46      3.71%
   Investment and mortgage-
   backed securities                                 333,344       10,307        6.18           331,326        8,051      4.86
                                                    ________       ______                       _______        _____
      Total investments                              336,832       10,386        6.17           333,806        8,097      4.85
                                                    ________       ______                       _______        _____
   Mortgage loans(1)                                 315,462       12,800        8.12           239,481        9,291      7.76
   Consumer and commercial loans(1)                  136,089        6,736        9.90            48,633        2,028      8.34
                                                    ________       ______                       _______        _____
      Total loans(1)                                 451,551       19,536        8.65           288,114       11,319      7.86
                                                    ________       ______                       _______       ______
      Total earning assets                           788,383       29,922        7.59           621,920       19,416      6.24
   Allowance for possible
     loan losses                                     (6,492)                                    (7,421)
                                                    ________                                    _______
     Total earning assets less
        allowance for possible loan losses           781,891                                    614,499
Other assets                                          30,972                                     29,988
                                                    ________                                   ________
      Total assets                                  $812,863                                   $644,487
                                                    ========                                   ========

Liabilities and Stockholders' Equity
Deposits:
   NOW accounts                                      $27,888       $  157        1.13%         $ 30,295      $   181      1.19%
   Money market accounts                              83,616          807        1.93           111,014        1,156      2.08
   Savings and notice accounts                        52,273          413        1.58            60,246          398      1.32
   Savings certificates                              286,173        7,946        5.55           181,871        3,751      4.12
                                                     _______       ______                       _______        _____
Total interest bearing deposits                      449,950        9,323        4.14           383,426        5,486      2.86
Borrowed funds                                       273,791        8,722        6.37           184,723        3,739      4.05
                                                     _______       ______                       _______        _____
Total interest bearing deposits and
      borrowed funds                                 723,741       18,045        4.99           568,149        9,225      3.25
                                                     _______       ______                       _______        _____
Demand deposit accounts                               20,660                                     14,807
Other liabilities                                     12,101                                     10,029
                                                     _______                                    _______
  Total liabilities                                  756,502                                    592,985
Stockholders' equity                                  56,361                                     51,502
                                                     _______                                    _______
   Total liabilities and
      stockholders' equity                          $812,863                                   $644,487
                                                    ========                                   ========

Net interest income                                              $ 11,877                                    $10,191
                                                                 ========                                    =======

Weighted average interest
   rate spread                                                                   2.60%                                    3.00%
Net yield on average
   earning assets(2)                                                             3.01%                                    3.28%

(1)   Non-performing loans are included in the average balance.
(2)   Net interest income before provision for possible loan losses divided by average earning assets. For purposes of computing average yields on the loan portfolio as presented in the above analysis, non-performing loans are included in the average loan balances.


Net Interest Income
___________________

Net interest income increased by $700,000 (13.2%) to $6.0 million for the three months ended June 30, 1995 and by $1.7 million (16.5%) to $11.9 million for the six months ended June 30, 1995. The comparative increases in net interest income for each period are due to an increase in average earning assets of approximately 25% partially offset by declines in net yields due primarily to higher rates paid for deposits and borrowed funds.

Interest and Dividend Income
____________________________

Interest and dividend income increased by $5.2 million (51.2%) to $15.3 million, and by $10.5 million (54.1%) to $29.9 million for the three and six month periods ended June 30, 1995, respectively, from $10.1 million and $19.4 million for the same periods in 1994. These increases are attributable to increased rates and volume of earning assets, primarily from loan growth, for both the three and six month periods ended June 30, 1995, compared to the same periods in 1994.

Interest Expense
________________

Interest expense increased by $4.5 million (93.0%) to $9.3 million and by $8.8 million (95.7%) to $18.0 million for the three month and six month periods ended June 30, 1995, respectively, when compared to $4.8 million and $9.2 million for the same periods in 1994. The increase in interest expense was attributable to an increase in rates paid and volume of term deposits and borrowings used to support the increased volume of earning assets.

Provision for Possible Loan Losses
__________________________________

Beginning in 1995, the Company adopted Financial Accounting Standards Board Statement No. 114, as amended by No. 118, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"). As a result of applying the standard, certain impaired loans are being measured at net present value of the expected future cash flows using the loan's effective interest rate, or at the fair value of the collateral if the loan is collateral dependant. In accordance with the standard, the Company generally considers a loan impaired when it is probable that all amounts due, including interest, will not be collected according to the contractual terms of the loan agreement.

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

Provisions for possible loan losses totalled $329,000 for the six months ended June 30, 1995. No provision for possible loan losses was recorded for the same period in 1994. Provisions result from management's continuing internal review of the loan portfolio as well as its judgment as to the adequacy of the reserves in light of the condition of the regional real estate market and the economy generally. Non-accruing loans decreased to $5.1 million at June 30, 1995 compared to $7.3 million at December 31, 1994 and $8.2 million at June 30, 1994. See also "Financial Condition - Non-Performing Assets".

The Bank's total allowance for possible loan losses was $6.4 million or 124.4% of non-accruing loans at June 30, 1995 compared to $7.3 million or 98.8% at December 31, 1994 and $7.5 million or 89.1% at June 30, 1994.

Non-Interest Income
___________________

Non-interest income consists of net gains from the sales of loans and loan servicing rights, along with fee and other non-interest income.

Non-interest income increased by $227,000 (35.6%) to $865,000 for the three months ended June 30, 1995, and by $160,000 (12.3%) to $1.4 million for the six months ended June 30, 1995 when compared to $638,000 and $1.3 million for the same periods in 1994. The increase in non-interest income is due mainly to increased gains on the sale of loans and loan servicing rights.

Non-Interest Expense
____________________

Non-interest expense increased by $614,000 (14.4%) to $4.9 million for the three months ended June 30, 1995, and by $727,000 (8.1%) to $9.5 million for the six months ended June 30, 1995 when compared to $4.3 million and $9.7 million for the same periods in 1994. The increase reflects the recognition of $420,000 non-recurring recovery of previously abandoned lease costs associated with the re-opening of a retail branch in the second quarter of 1994.

Salaries and employee benefits increased by $136,000 (6.8%) to $2.1 million for the three months ended June 30, 1995, and by $.5 million (11.8%) to $4.5 million for the six months ended June 30, 1995 when compared to $2.0 million and $4.0 million for the same periods in 1994.

Building and equipment costs increased by $191,000 to $861,000 for the three months ended June 30, 1995 and by $201,000 to $1.5 million for the six months ended June 30, 1995, when compared to $670,000 and $1.3 million for the same periods in 1994.

Foreclosed property expense decreased by $144,000 (35.8%) to $258,000 for the three months ended June 30, 1995 and by $510,000 to $491,000 (51.0%) when compared to $402,000 and $1.0 million for the comparable periods in 1994. The Company's continued success in selling foreclosed property resulted in the lower level of foreclosed property ($2.0 million at June 30, 1995 compared to $3.0 million at December 31, 1994 and $4.1 million at June 30, 1994), which in turn resulted in lower costs associated with professional services and operating expenses for the properties in foreclosure.

Other operating expenses increased by $11,000 to $1,620,000 for the three months ended June 30, 1995, and increased by $142,000 (4.6%) to $3.2 million for the six months ended June 30, 1995 when compared to $1.6 million and $3.1 million for the comparable periods in 1994.

Income Tax Expense
__________________

Deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. The Company's deferred tax asset is reviewed quarterly and adjustments to such assets is recognized as deferred income tax expense or benefit based on management's judgments relating to the realizability of such asset. While the Company has chosen to use a look out period of one year for purposes of valuing the realizability of its' tax asset, it will continue to review this policy on a quarterly basis. A provision for taxes of $20,000 was recorded for the six months ended June 30, 1995, compared to a benefit of $198,000 for the same period in 1994.

                              Financial Condition
                              ___________________


Total assets amounted to $841.5 million at June 30, 1995 an increase of $34.6 million or 4.3% from $806.9 million at December 31, 1994. This increase is attributable to an increase of $56.4 million in loans, before deducting the allowance for possible loan losses, offset by a decrease of $25.2 million in the investment portfolio (which includes short term investments).

Loans
_____

Loans increased $56.4 million from $429.8 million at December 31, 1994 to $486.2 million at June 30, 1995, representing 57.8% of total assets.

The following table sets forth information concerning the Company's loan portfolio, including loans held for sale, at the dates indicated. The balances shown in the table are net of unadvanced funds and unearned discounts and fees.


                                                                        JUNE 30,              December 31,
                                                                         1995                     1994
                                                                        ________                __________


         Mortgage Loans:
            Residential                                           $281,042     57.8%        $264,848    61.6%
            Commercial                                              39,340      8.1           25,786     6.0
            Construction                                            12,144      2.5           15,527     3.6
                                                                  ________     ____          _______    ____
         Total mortgage loans                                      332,526     68.4          306,161    71.2
                                                                  ________     ____          _______    ____

         Commercial loans:                                         $49,876     10.3           55,377    12.9

         Consumer loans:
            Home equity                                             12,907      2.6           12,943     3.0
            Other secured                                           89,824     18.5           54,463    12.7
            Unsecured                                                1,040       .2              867     0.2
                                                                   _______     ____           ______    ____
         Total consumer loans:                                     103,771     21.3           68,273    15.9

              Total loans                                         $486,173    100.0%        $429,811   100.0%
                                                                  ========    =====          =======   =====



Loan Origination
________________

Loan originations for the three and six month periods ended June 30, 1995 totalled $71.4 million and $125.0 million, respectively, compared to $69.4 million and $96.5 million for the respective periods in 1994. The Bank's residential loan originations during the three and six month periods ended June 30, 1995, totalled $34.0 million and $49.6 million, respectively, compared to $54.0 million and $64.0 million for the respective periods in 1994. During 1994 the Company initiated an indirect automobile lending program. This resulted in significant growth of indirect automobile loan originations which amounted to $19.8 million and $41.0 million for the three and six months ended June 30, 1995, respectively, compared to $5.5 million and $8.3 million for the respective periods in 1994. During the second quarter of 1995 the Bank also purchased approximately $7.0 million of loans, primarily commercial real estate loans, at face value of the outstanding principal. The loans were performing in accordance with the terms of the loan agreements.

Non-Performing Assets

Non-performing assets consist of non-accruing loans (including loans impaired under SFAS No. 114), foreclosed property and restructured loans. Non-performing assets totalled $7.3 million at June 30, 1995 compared to $10.4 million at December 31, 1994.

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

Restructured loans are loans on which concessions have been made in light of the debtor's financial difficulty with the objective of maximizing recovery and with respect to which the renegotiated payment terms are met. At June 30, 1995, the Bank had restructured loans of $135,000.

Foreclosed property consists mainly of real estate collateral from loans which were foreclosed.

The following table shows the composition of non-performing assets at June 30, 1995 and December 31, 1994.

                                                                               JUNE 30,           December 31,
                                                                                1995                  1994
                                                                               ________             __________
                                                                                   (Dollars in thousands)
         Non-accruing loans:
            Real Estate                                                        $ 4,123                 $6,548
            Other                                                                1,025                    776
                                                                               _______                _______
         Total non-accruing loans                                                5,148                  7,324

         Restructured loans                                                        135                   ----
         Foreclosed property                                                     1,995                  3,038
                                                                               _______                _______

         Total non-performing assets                                            $7,278                $10,362
                                                                               =======                =======

         Percentage of non-performing assets
            to total assets                                                       .86%                  1.28%
         Percentage of allowance for possible
            loan losses to non-accruing loans                                   124.4%                  98.8%


At June 30, 1995 the recorded investment in loans that are considered to be impaired under SFAS No. 114 totalled $288,000 with a related allowance for possible credit losses of $120,000. The Company had an additional $1.3 million of impaired loans that did not require a related allowance for possible loan losses. The average recorded investment in impaired loans during the three and six month periods ended June 30, 1995 was approximately $1.2 million and $1.1 million, respectively.

Interest income recognized on impaired loans, using the cash basis of income recognition, amounted to approximately $27,000 and $72,000, for the three and six month periods ending June 30, 1995, respectively.

Allowance for Possible Loan Losses
__________________________________

The following table summarizes the activity in the allowance for possible loan losses (including amounts established for loans impaired under SFAS No. 114) for the six months ended June 30, 1995.

                                                                       (Dollars in thousands)

         Balance at December 31, 1994                                           $7,237
         Provision for possible loan losses                                        329

         Charge-offs:
             Mortgage                                                            1,198
             Construction                                                            0
             Commercial                                                            118
             Consumer                                                              242
                                                                                ______

         Total charge-offs:                                                      1,558
                                                                                ______

         Recoveries:
             Mortgage                                                              166
             Construction                                                            0
             Commercial                                                            186
             Consumer                                                               45
                                                                                ______

         Total recoveries                                                          397
                                                                                ______

             Net charge-offs                                                     1,161
                                                                                ______

         Balance at June 30, 1995                                               $6,405
                                                                                ======


         Ratio of net charge-offs to average loans outstanding                    .26%


See "Non-Performing Assets" for a discussion of the Company's impaired loans.

Investments
___________

At June 30, 1995 the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank ("FHLB") stock and stock in the Savings Bank Life Insurance Company of Massachusetts, totalled $321.7 million or 38.2% of total assets, compared to $346.9 million or 43.0% of total assets at December 31, 1994. Interest and dividend income on the investment portfolio generated 34.7% of total interest and dividend income for the six months ended June 30, 1995 compared to 41.7% for the comparable period in 1994.

The Company has established policies and procedures designed to identify and reduce risks associated with the investment portfolio. These policies and procedures include stop loss limits and stress testing on a periodic basis.

Deposits
________

Deposits have historically been the primary source of funds for lending and investment activities. Deposit flows vary significantly and are influenced by prevailing interest rates, money market conditions, economic conditions and competition. At June 30, 1995 the Bank had total deposits of $484.1 million representing a net increase of $27.2 million compared to total deposits of $456.9 million at December 31, 1994. This increase is attributable to an increase of $39.2 million in term deposits offset by a decrease of $12.0 million in Demand Deposits, Savings, NOW and Money Market accounts.

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

Borrowed Funds
______________

The Bank is a member of the FHLB and is entitled to borrow from the FHLB by pledging certain assets. The Bank also utilizes short term repurchase agreements with maturities less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. These borrowings are an alternative source of funds compared to deposits and totalled $276.3 million at June 30, 1995 compared to $280.0 million at December 31, 1994.

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

At June 30, 1995 the Bank had outstanding commitments to loan funds, under mortgage, construction, commercial and home equity lines of credit amounting to $39.9 million compared to $42.6 million at June 30, 1994. Management believes the sources of liquidity previously discussed are sufficient to meet its commitments.

Net cash provided by operating activities totalled $9.5 million for the six months ended June 30, 1995 compared to $5.8 million for the same period in 1994.

Net cash used in investing activities totalled $24.1 million for the six months ended June 30, 1995 compared to $64.3 million for the comparable period in 1994. The change reflects the Bank's reduction in investment securities and increase in loans.

Net cash provided by financing activities totalled $22.7 million for the six months ended June 30, 1995, compared to $53.4 million for the comparable period in 1994. The change reflects the decrease in the amount of borrowings, and an increase in term deposits.

As a federal savings institution regulated by the Office of Thrift Supervision, the Bank is required to meet certain minimum regulatory capital requirements: tangible capital, total capital, core/leverage capital, Tier 1 risk-based capital and total risk- based capital. In addition, under the Prompt Corrective Action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, (FDICIA), the Bank's capital position may be classified in one of five different capital categories ranging from critically undercapitalized to well capitalized. As of June 30, 1995, the Bank met all of the minimum regulatory requirements of the well capitalized category under FDICIA. The Company's core/leverage, Tier 1 risk-based and total risk- based capital together with related regulatory minimum requirements are summarized below. The Company's total capital, tangible capital and tangible equity ratios were equal to the core/leverage capital ratio.


                                                       Core                     Tier 1                    Total
                                                     Leverage                 Risk-based               Risk-based
                                                      Capital                   Capital                  Capital
                                                      _______                   _______                  _______
                                                                        (Dollars in thousands)

         Core Capital                               $ 58,058                   $ 58,058                 $ 58,058
         General Valuation Allowance                   ----                       ----                     5,603
                                                    ________                   ________                 ________
           Regulatory Capital Measure               $ 58,058                   $ 58,058                 $ 63,661
                                                    ========                   ========                 ========

         Total Assets                               $841,500                   $841,500                 $841,500

         Adjusted Assets                            $841,500                   $   ---                  $   ---
         Risk-based Assets (unaudited)              $  ----                    $447,487                 $447,487
         Capital Ratio (unaudited)                      6.90%                    12.97%                   14.23%
         Regulatory minimum requirement                 3.00%                     4.00%                    8.00%


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



                                      FIRST ESSEX BANCORP, INC.
                                      _________________________
                                      (Registrant)






         Date:  August 10, 1995                      /s/ David W. Dailey
                                                     ___________________________
                                                     David W. Dailey
                                                     Executive Vice President
                                                     and Chief Financial Officer