Form 10-Q
period 1995-09-30
FIRST ESSEX BANCORP INC
filed 1995-11-13
CIK 808246

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                                ----------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    9/30/95

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from     to

                         Commission file number 0-16143

                            FIRST ESSEX BANCORP, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                       04-2943217
 (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                       Identification No.)

       71 Main Street, Andover,  MA                            01810
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

The number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1995:


     Title of Class                              Shares Outstanding

  Common Stock, $.10 par value                       6,020,500

                            FIRST ESSEX BANCORP, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION



                                                                         Page
ITEM 1.       Consolidated Financial Statements (unaudited)

              Consolidated Balance Sheets as of September 30, 1995
                    and December 31, 1994                                  3

              Consolidated Statements of Operations for the
                    three months ended September 30, 1995 and 1994         4

              Consolidated Statements of Operations for the
                    nine months ended September 30, 1995 and 1994          5

              Consolidated Statements of Stockholders' Equity
                    for the year ended December 31, 1994
                    and the nine months ended September 30, 1995           6

              Consolidated Statements of Cash Flows for the
                    nine months ended September 30, 1995 and 1994          7

              Note to the Consolidated Financial Statements                8



ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        9-18

Item 1.       Financial Statements

                            FIRST ESSEX BANCORP, INC.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                       September 30,      December 31,
                                                                           1995              1994
                                                                      ----------------    -----------
                                                                             (Dollars in thousands)

                                     ASSETS

Cash and cash equivalents                                                $  23,852       $  18,714
Mortgage-backed securities available-for-sale                               35,119          35,200
Investment securities held-to-maturity (market value -
 $59,625,000 and $84,582,000)                                               60,195          85,310
Mortgage-backed investments held-to-maturity (market value -
 $182,580,000 and $199,759,000)                                            186,414         209,747
Stock in Savings Bank Life Insurance Company                                 1,194           1,194
Stock in Federal Home Loan Bank of Boston                                   14,869          12,775
Loans receivable, less allowance for possible loan losses of
 $6,574,000 and $7,237,000                                                 496,252         419,644
Mortgage loans held-for-sale                                                 7,013           2,930
Foreclosed property, net of valuation reserve of $1,312,000
  and $1,934,000                                                             2,186           3,038
Bank premises and equipment                                                 10,208           8,347
Accrued interest receivable                                                  5,141           4,537
Other assets                                                                 5,559           5,436
                                                                         ---------       ---------

  Total assets                                                           $ 848,002       $ 806,872
                                                                         =========       =========


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Depositors' accounts                                                     $ 485,019       $ 456,878
Borrowed funds                                                             289,496         279,948
Mortgagors' escrow accounts                                                  2,380           1,804
Other liabilities                                                           10,971          13,485
                                                                         ---------       ---------
  Total liabilities                                                      $ 787,866       $ 752,115

STOCKHOLDERS' EQUITY
Serial preferred stock:  $.10 par value per share; 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $.10 par value per share; 25,000,000 shares
 authorized, 8,006,500 shares issued and 6,020,500 shares outstanding    $     801       $     801
Additional paid-in capital                                                  58,192          58,192
Retained earnings                                                           16,680          12,638
Treasury stock, at cost, 1,986,000 shares                                  (15,842)        (15,842)
Valuation allowance for unrealized appreciation
 (depreciation) of investment securities available
 for sale, net of taxes                                                        305          (1,032)
                                                                         ---------       ---------

 Total stockholders' equity                                                 60,136          54,757
                                                                         ---------       ---------

Total liabilities and stockholders' equity                               $ 848,002       $ 806,872
                                                                         =========       =========

                            FIRST ESSEX BANCORP, INC.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                Three Months Ended September 30,
                                                           1995          1994
                                                       (Dollars in thousands,
                                                       except per share amounts)

Interest and dividend income:
   Interest on mortgage loans                        $     6,798    $     5,539
   Interest on other loans                                 4,029          1,667
   Interest and dividends on investment securities         1,154          1,566
   Interest on federal funds sold                             60             20
   Interest on mortgage-backed investments                 3,450          3,307
                                                     -----------    -----------
      Total interest and dividend income                  15,491         12,099
                                                     -----------    -----------

Interest expense:
   Interest on depositors' accounts                        5,203          3,123
   Interest on borrowed funds                              4,422          2,939
                                                     -----------    -----------
       Total interest expense                              9,625          6,062
                                                     -----------    -----------

Net interest income                                        5,866          6,037
Provision for possible loan losses                           209           --
                                                     -----------    -----------

Net interest income after provision
   for possible loan losses                                5,657          6,037

Noninterest income:
   Net gain on sales of mortgage loans                       514            102
   Loan fees                                                 119            107
   Other fee income                                          435            456
   Other                                                      14             10
                                                     -----------    -----------
      Total non-interest income                            1,082            675

Noninterest expense:
   Salaries and employee benefits                          2,227          2,064
   Building and equipment                                    829            625
   Professional services                                     257            271
   Computer expense                                          310            238
   Insurance                                                  13            308
   Retail branch cost recovery                              --              537
   Expenses, gains and losses on
    and write-downs of foreclosed property                   (92)           546
   Other                                                     692            619
                                                     -----------    -----------

      Total noninterest expenses                           4,236          5,208
                                                     -----------    -----------

Income before provision for income taxes                   2,503          1,504

Provision for income taxes                                    10              1
                                                     -----------    -----------
Net income                                           $     2,493    $     1,503
                                                     ===========    ===========

Earnings per share                                   $       .41    $       .25
                                                     ===========    ===========
Dividends declared per share                         $       .12    $       .08
                                                     ===========    ===========

Average common stock outstanding                       6,114,753      6,081,939
                                                     ===========    ===========

                            FIRST ESSEX BANCORP, INC.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                 Nine Months Ended September 30,
                                                         1995           1994

                                                        (Dollars in thousands,
                                                     except per share amounts)

Interest and dividend income:
   Interest on mortgage loans                        $    19,598   $    14,830
   Interest on other loans                                10,765         3,695
   Interest and dividends on investment securities         4,122         3,761
   Interest on federal funds sold                            139            66
   Interest on mortgage-backed investments                10,789         9,163
                                                     -----------   -----------
      Total interest and dividend income                  45,413        31,515
                                                     -----------   -----------

Interest expense:
   Interest on depositors' accounts                       14,526         8,609
   Interest on borrowed funds                             13,144         6,678
                                                     -----------   -----------
       Total interest expense                             27,670        15,287
                                                     -----------   -----------

Net interest income                                       17,743        16,228
Provision for possible loan losses                           538          --
                                                     -----------   -----------

Net interest income after provision
   for possible loan losses                               17,205        16,228

Noninterest income:
   Net gain on sales of mortgage loans                       809           263
   Loan fees                                                 347           288
   Other fee income                                        1,335         1,390
   Other                                                      39            22
                                                     -----------   -----------
      Total non-interest income                            2,530         1,963

Noninterest expense:
   Salaries and employee benefits                          6,706         6,069
   Building and equipment                                  2,363         1,958
   Professional services                                     809           923
   Computer expense                                          894           716
   Insurance                                                 591           875
   Retail branch cost recovery                              --             117
   Expenses, gains and losses on
    and write-downs of foreclosed property                   399         1,545
   Other                                                   2,218         2,022
                                                     -----------   -----------

      Total noninterest expenses                          13,980        14,225
                                                     -----------   -----------

Income before provision (benefit) for income taxes         5,755         3,966

Provision (benefit) for income taxes                          30          (197)
                                                     -----------   -----------
Net income                                           $     5,725   $     4,163
                                                     ===========   ===========

Earnings per share                                   $       .94   $       .69
                                                     ===========   ===========
Dividends declared per share                         $       .28   $       .20
                                                     ===========   ===========

Average common stock outstanding                       6,086,016     6,057,129
                                                     ===========   ===========


                            FIRST ESSEX BANCORP, INC.
                 Consolidated Statements of Stockholders' Equity
                                   (unaudited)

                          Year Ended December 31, 1994
                  And The Nine Months Ended September 30, 1995

                                                                                           Valuation Allowance
                                                        Additional                           Mortgage-Backed
                                              Common     Paid-in     Retained   Treasury   Securities Available
                                              Stock      Capital     Earnings    Stock         For Sale          Total

Balance at
  December 31, 1993                          $    800   $ 58,152   $  7,797    $(15,842)           (158)       $ 50,749

Net income                                       --         --        6,526        --              --             6,526
Cash dividends declared                          --         --       (1,685)       --              --            (1,685)
Stock options exercised                             1         40       --          --              --                41
Change in valuation allowance
 for unrealized depreciation of
 investment securities available-for-sale,
 net of taxes                                    --         --         --          --              (874)           (874)
                                             --------   --------   --------    --------        --------        --------

Balance at
 December 31, 1994                                801     58,192     12,638     (15,842)         (1,032)         54,757

Net income                                       --         --        5,725        --              --             5,725
Cash dividends declared                          --         --       (1,683)       --              --            (1,683)
Change in valuation allowance
 for unrealized appreciation of
 investment securities available-for-sale,
 net of taxes                                    --         --         --          --             1,337           1,337
                                             --------   --------   --------    --------        --------        --------

Balance at
 September 30, 1995                          $    801   $ 58,192   $ 16,680    $(15,842)       $    305        $ 60,136
                                             ========   ========   ========    ========        ========        ========


                            FIRST ESSEX BANCORP, INC
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                                             Nine Months Ended September 30,
                                                                                                1995                1994
                                                                                                  (Dollars in thousands)

Cash flows from operating activities
   Net income                                                                                $   5,725         $   4,163
Adjustments to reconcile net income to net cash
 provided by operating activities:
   Provision for possible loan losses                                                              538              --
   Provision for depreciation and amortization                                                   1,154             1,005
   Gain on sales of foreclosed property                                                            (73)             (131)
   Write-down of foreclosed property                                                               371               606
   Amortization of investment securities discounts and premiums, net                             1,084             1,409
   Deferred income taxes                                                                          --                (197)
   Proceeds from sales of mortgage loans and servicing rights                                   52,344            34,228
   Mortgage loans originated for sale                                                          (55,913)          (32,744)
   Realized gains on mortgage loan sales, net                                                     (514)             (263)
   Increase in accrued interest receivable                                                        (604)             (942)
   Increase in other assets                                                                       (123)           (1,326)
   (Decrease) increase in other liabilities                                                     (2,752)            2,484
                                                                                             ---------         ---------

   Net cash provided by operating activities                                                     1,237             8,292

Cash flows from investing activities:
   Proceeds from maturities and principal payments of available-for-sale securities              1,436             3,359
   Proceeds from maturities and principal payments of held-to-maturity securities               49,599            46,624
   Purchases of investment securities held-to-maturity                                          (2,253)         (107,827)
   Purchases of Federal Home Loan Bank stock                                                    (2,094)           (3,524)
   Loans originated, net of principal collected                                                (78,888)          (31,580)
   Proceeds from sales of foreclosed property                                                    2,296             4,607
   Purchases of bank premises and equipment                                                     (3,015)           (1,403)
                                                                                             ---------         ---------

Net cash used in investing activities                                                          (32,919)          (89,744)

Cash flows from financing activities:
   Net decrease in demand deposits, NOW accounts
      and savings accounts                                                                     (13,327)          (18,429)
   Net increase of term deposits                                                                41,468            36,171
   Net increase (decrease) in borrowed funds
    with maturities of three months or less                                                    (69,879)           35,501
   Proceeds from borrowed funds with maturities in excess of three months                      286,517           333,369
   Repayments of borrowed funds with maturities in excess of three months                     (207,090)         (307,528)
   Increase in mortgagors' escrow accounts                                                         576               775
   Stock options exercised                                                                        --                  41
   Dividends paid                                                                               (1,445)           (1,083)
                                                                                             ---------         ---------

   Net cash provided by financing activities                                                    36,820            78,817
                                                                                             ---------         ---------
   Net increase (decrease) in cash and cash equivalents                                          5,138            (2,635)
Cash and cash equivalents at beginning of period                                                18,714            15,232
                                                                                             ---------         ---------

Cash and cash equivalents at end of period                                                   $  23,852         $  12,597

                            FIRST ESSEX BANCORP, INC.






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

                               September 30, 1995

                                     General

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



                              Results of Operations

General
Net income for the three months ended September 30, 1995 was $2.5 million compared to $1.5 million for the same period in 1994. Net interest income totalled $5.9 million for the quarter compared to $6.0 million for the same period in 1994. The increase in net income is primarily due to higher non-interest income of $407,000 and decreased non-interest expense of $972,000 offset by lower net interest income of $171,000 and an increase in the provision for possible loan losses of $209,000. The decrease in non-interest expense in 1995 compared to 1994 reflects a decrease of $300,000 of deposit insurance expense related to the lower rates charged by the FDIC, as well as a reduction of $638,000 in the net costs of foreclosed property for the third quarter of 1995 and the recognition of a $537,000 non-recurring expense associated with the closure of two branch offices in the third quarter of 1994. Other non-interest expenses increased $503,000 due to growth in the company.

Net income for the nine months ended September 30, 1995 was $5.7 million compared to net income of $4.2 million for the same period in 1994. The increase in net income over the comparative nine months in 1994 was due to higher net interest income of $1.5 million, higher non-interest income of $567,000 and decreased non-interest expense of $245,000 offset by an increase in the provision for possible loan losses of $538,000. The decrease in non-interest expense reflects a decrease of $300,000 of deposit insurance expense as noted above, as well as a reduction of $1.0 million in the net costs of foreclosed property in the third quarter of 1995 and the recognition of $117,000 non-recurring expense associated with the closure of two branch offices as noted above offset by $420,000 recovery of previously abandoned lease costs associated with the opening of the Londonderry branch in the second quarter of 1994. Other non-interest expenses increased $1.2 million to support growth in the company.

The following table presents an analysis of average yields earned and rates paid for the periods indicated:

                                                                      For The Three Months Ended September 30,

                                                                  1995                                          1994
                                                        ------------------------                         --------------------
                                                              Interest         Average                     Interest    Average
                                               Average         Earned/          Yield/       Average       Earned/     Yield/
                                               Balance         Paid              Rate        Balance       Paid        Rate
                                                                                (Dollars in thousands)
Assets
Earning assets:
   Short-term investment                     $   5,485     $      78              5.69%       $1,770    $      20      4.52%
   Investment and mortgage-
   backed securities                           306,319         4,586              5.99       362,238        4,873      5.38
                                             ---------         -----                         -------        -----
      Total investments                        311,804         4,664              5.98       364,008        4,893      5.38
                                             ---------         -----                         -------        -----
   Mortgage loans(1)                           335,448         6,798              8.11       260,329        5,539      8.51
   Consumer and commercial loans(1)            162,496         4,029              9.92        70,177        1,667      9.50
                                             ---------         -----                         -------        -----
      Total loans(1)                           497,944        10,827              8.70       330,506        7,206      8.72
                                             ---------         -----                         -------        -----
      Total earning assets                     809,748        15,491              7.65       694,514       12,099      6.97
   Allowance for possible
     loan losses                                (6,353)                                       (7,390)
                                                 -----                                         -----
      Total earning assets less
        allowance for possible loan losses     803,395                                       687,124
Other assets                                    33,753                                        30,190
                                             ---------                                     ---------
      Total assets                           $ 837,148                                     $ 717,314
                                             =========                                     =========

Liabilities and Stockholders' Equity
Deposits:
   NOW accounts                              $  28,817     $      81              1.12       $30,054    $      91      1.21%
   Money market accounts                        76,263           385              2.02       103,263          546      2.11
   Savings and notice accounts                  50,134           202              1.61        57,959          196      1.35
   Savings certificates                        300,612         4,535              6.03       204,734        2,290      4.47
                                             ---------         -----                         -------        -----
Total interest bearing deposits                455,826         5,203              4.57       396,010        3,123      3.15
Borrowed funds                                 285,399         4,422              6.20       240,668        2,939      4.88
                                             ---------         -----                         -------        -----
Total interest bearing deposits and
      borrowed funds                           741,225         9,625              5.19       636,678        6,062      3.81
                                             ---------         -----                         -------        -----
Demand deposit accounts                         24,918                                        16,595
Other liabilities                               11,794                                        11,084
                                             ---------                                       -------
  Total liabilities                            777,937                                       664,357
Stockholders' equity                            59,211                                        52,957
                                             ---------                                       -------
   Total liabilities and
      stockholders' equity                   $ 837,148                                     $ 717,314
                                             =========                                     =========

Net interest income                                        $   5,866                                   $   6,037
                                                           =========                                   =========

Weighted average interest
   rate spread                                                                    2.46%                                3.16%
Net yield on average
   earning assets(2)                                                              2.90%                                3.48%


(1)Non-performing loans are included in the average balance.
(2)Net interest income before provision for possible loan losses divided by average earning assets. For purposes of computing average yields on the loan portfolio as presented in the above analysis, non-performing loans are included in the average loan balances.

The following table presents an analysis of average yields earned and rates paid for the periods indicated:

                                                                           For The Nine Months Ended September 30,

                                                                          1995                                       1994
                                                               ------------------------                    ------------------------
                                                                       Interest  Average                       Interest     Average
                                                       Average         Earned/   Yield/            Average     Earned/      Yield/
                                                       Balance         Paid      Rate              Balance     Paid         Rate
                                                                                        (Dollars in thousands)

Assets
Earning assets:
   Short-term investment                             $   4,161      $   166        5.32%           $ 2,281       $   66      3.86%
   Investment and mortgage-
   backed securities                                   324,237       14,885        6.12            341,772       12,924      5.04
                                                      --------       ------                       --------       ------
      Total investments                                328,398       15,051        6.11            344,053       12,990      5.03
                                                      --------       ------                       --------       ------
   Mortgage loans(1)                                   322,197       19,595        8.11            246,507       14,830      8.02
   Consumer and commercial loans(1)                    144,988       10,767        9.90             55,893        3,695      8.81
                                                      --------       ------                       --------        -----
      Total loans(1)                                   467,185       30,362        8.67            302,400       18,525      8.17
                                                      --------       ------                       --------       ------
      Total earning assets                             795,583       45,413        7.61            646,453       31,515      6.50
   Allowance for possible
     loan losses                                       (6,445)                                     (7,410)
                                                      --------                                     -------
      Total earning assets less
        allowance for possible loan losses             789,138                                     639,043
Other assets                                            31,909                                      30,022
                                                      --------                                    --------
      Total assets                                    $821,047                                    $669,065
                                                      ========                                    ========

Liabilities and Stockholders' Equity
Deposits:
   NOW accounts                                        $28,201       $  238        1.13%          $ 30,213      $   272      1.20%
   Money market accounts                                81,138        1,192        1.96            108,402        1,702      2.09
   Savings and notice accounts                          51,552          615        1.59             59,475          594      1.33
   Savings certificates                                291,039       12,481        5.72            189,576        6,041      4.25
                                                      --------       ------                        -------        -----
Total interest bearing deposits                        451,930       14,526        4.29            387,666        8,609      2.96
Borrowed funds                                         277,703       13,144        6.31            203,576        6,678      4.37
                                                      --------       ------                        -------       ------
Total interest bearing deposits and
      borrowed funds                                   729,633       27,670        5.06            591,242       15,287      3.45
                                                      --------       ------                        -------       ------
Demand deposit accounts                                 22,095                                      15,445
Other liabilities                                       11,997                                      10,391
                                                      --------                                    --------
  Total liabilities                                    763,725                                     617,078
Stockholders' equity                                    57,322                                      51,987
                                                      --------                                     -------
   Total liabilities and
      stockholders' equity                            $821,047                                    $669,065
                                                      ========                                    ========

Net interest income                                                $ 17,743                                     $16,228
                                                                   ========                                     =======

Weighted average interest
   rate spread                                                                     2.55%                                     3.05%
Net yield on average
   earning assets(2)                                                               2.97%                                     3.35%


(1)Non-performing loans are included in the average balance.
(2)Net interest income before provision for possible loan losses divided by average earning assets. For purposes of computing average yields on the loan portfolio as presented in the above analysis, non-performing loans are included in the average loan balances.

Net Interest Income

Net interest income decreased by $171,000 (2.8%) to $5.9 million for the three months ended September 30, 1995 and increased by $1.5 million (9.3%) to $17.7 million for the nine months ended September 30, 1995 when compared to the same periods in 1994. The comparative increases in net interest income for each period are due to an increase in average earning assets partially offset by declines in net yields due primarily to higher rates paid for deposits and borrowed funds.

Interest and Dividend Income

Interest and dividend income increased by $3.4 million (28.0%) to $15.5 million, and by $13.9 million (44.1%) to $45.4 million for the three and nine month periods ended September 30, 1995, respectively, from $12.1 million and $31.5 million for the same periods in 1994. These increases are attributable to increased rates and volume of earning assets, primarily from loan growth, for both the three and nine month periods ended September 30, 1995, compared to the same periods in 1994.

Interest Expense

Interest expense increased by $3.6 million (58.8%) to $9.6 million and by $12.4 million (81.0%) to $27.7 million for the three month and nine month periods ended September 30, 1995, respectively, when compared to $6.1 million and $15.3 million for the same periods in 1994. The increase in interest expense was attributable to an increase in rates paid and volume of term deposits and borrowings used to support the increased volume of earning assets.

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

Provisions for possible loan losses totalled $538,000 for the nine months ended September 30, 1995. No provision for possible loan losses was recorded for the same period in 1994. Provisions result from management's continuing internal review of the loan portfolio as well as its judgment as to the adequacy of the reserves in light of the condition of the regional real estate market and the economy generally. Non-accruing loans decreased to $3.7 million at September 30, 1995 compared to $7.3 million at December 31, 1994 and $6.7 million at September 30, 1994. See also "Financial Condition - Non-Performing Assets & Allowance for Possible Loan Losses".

The Bank's total allowance for possible loan losses was $6.6 million or 175.9% of non-accruing loans at September 30, 1995 compared to $7.3 million or 98.8% at December 31, 1994 and $7.3 million or 108.4% at September 30, 1994.

Non-Interest Income

Non-interest income consists of net gains from the sales of loans and loan servicing rights, along with fee and other non-interest income.

Non-interest income increased by $407,000 (60.3%) to $1.1 million for the three months ended September 30, 1995, and by $567,000 (28.9%) to $2.5 million for the nine months ended September 30, 1995 when compared to $675,000 and $2.0 million for the same periods in 1994. The increase in non-interest income is due mainly to increased gains on the sale of loans and loan servicing rights.

Non-Interest Expense

Non-interest expense decreased by $972,000 (18.7%) to $4.2 million for the three months ended September 30, 1995, and by $245,000 (1.7%) to $14.0 million for the nine months ended September 30, 1995 when compared to $5.2 million and $14.2 million for the same periods in 1994. The decrease in non-interest expense reflects a decrease of $300,000 of deposit insurance expense related to lower rates charged by the FDIC as well as the recognition of $537,000 non-recurring expense associated with the closure of two branch offices in the third quarter of 1994 offset by $420,000 recovery of previously abandoned lease costs in conjunction with the opening of the Londonderry branch in the second quarter of 1994.

Salaries and employee benefits increased by $163,000 (7.9%) to $2.2 million for the three months ended September 30, 1995, and by $637,000 (10.5%) to $6.7 million for the nine months ended September 30, 1995 when compared to $2.1 million and $6.1 million for the same periods in 1994.

Building and equipment costs increased by $204,000 (32.6%) to $829,000 for the three months ended September 30, 1995 and by $405,000 (20.7%) to $2.4 million for the nine months ended September 30, 1995, when compared to $625,000 and $2.0 million for the same periods in 1994.

Foreclosed property expense decreased by $638,000 (117.0%) to a $92,000 gain for the three months ended September 30, 1995 and by $1.1 million to $399,000 (74.2%) when compared to $546,000 and $1.5 million for the comparable periods in 1994. The Company's continued success in selling foreclosed property resulted in the lower level of foreclosed property ($2.2 million at September 30, 1995 compared to $3.0 million at December 31, 1994 and $3.5 million at September 30,
1994), which in turn resulted in lower costs associated with professional services and operating expenses for the properties in foreclosure.

Other operating expenses decreased by $701,000 (35.5%) to $1.3 million for the three months ended September 30, 1995, and decreased by $141,000 (3.0%) to $4.5 million for the nine months ended September 30, 1995 when compared to $2.0 million and $4.7 million for the comparable periods in 1994. The decrease in each of the periods reflect the lower rates charged by the FDIC and the non recurring branch expenses as noted above.

Income Tax Expense

Deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. The Company's deferred tax asset is reviewed quarterly and adjustments to such assets is recognized as deferred income tax expense or benefit based on management's judgments relating to the realizability of such asset. While the Company has chosen to use a look out period of one year for purposes of valuing the realizability of its' tax asset, it will continue to review this policy on a quarterly basis. A provision for taxes of $30,000 was recorded for the nine months ended September 30, 1995, compared to a benefit of $197,000 for the same period in 1994.

                               Financial Condition


Total assets amounted to $848.0 million at September 30, 1995 an increase of $41.1 million or 5.1% from $806.9 million at December 31, 1994. This increase is attributable to an increase of $80.0 million in loans, before deducting the allowance for possible loan losses, offset by a decrease of $43.6 million in the investment portfolio (which includes short term investments).

Loans

Loans increased $80.0 million from $429.8 million at December 31, 1994 to $509.8 million at September 30, 1995, representing 60.1% of total assets.

The following table sets forth information concerning the Company's loan portfolio, including loans held for sale, at the dates indicated. The balances shown in the table are net of unadvanced funds and unearned discounts and fees.

                            September 30,            December 31,
                              1995                      1994


Mortgage Loans:
   Residential          $271,196     53.2%       $264,848     61.6%
   Commercial             53,652     10.5          25,786      6.0
   Construction           12,673      2.5          15,527      3.6
                        --------     ----        --------    -----
Total mortgage loans     337,521     66.2         306,161     71.2
                        --------     ----        --------    -----

Commercial loans:       $ 53,482     10.5          55,377     12.9

Consumer loans:
   Home equity            12,937      2.5          12,943      3.0
   Other secured         104,784     20.6          54,463     12.7
   Unsecured               1,115       .2             867      0.2
                        --------     ----        --------    -----
Total consumer loans:    118,836     23.3          68,273     15.9

     Total loans        $509,839    100.0%       $429,811    100.0%
                        --------    -----        --------    -----


Loan Origination

Loan originations for the three and nine month periods ended September 30, 1995 totalled $73.0 million and $198.0 million, respectively, compared to $43.1 million and $139.6 million for the respective periods in 1994. The Bank's residential loan originations during the three and nine month periods ended September 30, 1995, totalled $42.9 million and $92.5 million, respectively, compared to $30.6 million and $94.6 million for the respective periods in 1994. During 1994 the Company initiated an indirect automobile lending program. This resulted in significant growth of indirect automobile loan originations which amounted to $12.8 million and $53.8 million for the three and nine months ended September 30, 1995, respectively, compared to $11.4 million and $22.4 million for the respective periods in 1994. During the third quarter of 1995 the Bank also purchased approximately $11.8 million of loans, primarily commercial real estate loans, at face value of the outstanding principal. The loans were performing in accordance with the terms of the loan agreements.

Non-Performing Assets and the Allowance for Possible Loan Losses

Non-performing assets consist of non-accruing loans (including loans impaired under SFAS No. 114), foreclosed property and restructured loans. Non-performing assets totalled $6.7 million at September 30, 1995 compared to $10.4 million at December 31, 1994.

The following table shows the composition of non-performing assets at September 30, 1995 and December 31, 1994.

                                     September 30,   December 31,
                                         1995            1994
                                        (Dollars in thousands)
Non-accruing loans:
   Real Estate                         $ 2,740        $ 6,548
   Other                                   996            776
                                       -------        -------

Total non-accruing loans                 3,736          7,324

Restructured loans                         757           --
Foreclosed property                      2,186          3,038
                                       -------        -------

Total non-performing assets            $ 6,679        $10,362
                                       =======        =======

Percentage of non-performing assets
   to total assets                         .79%          1.28%
Percentage of allowance for possible
   loan losses to non-accruing loans     175.9%          98.8%



The following table summarizes the activity in the allowance for possible loan losses (including amounts established for loans impaired under SFAS No. 114) for the nine months ended September 30, 1995.

                                                  (Dollars in thousands)

Balance at December 31, 1994                               $7,237
Provision for possible loan losses                            538
Charge-offs:
     Mortgage                                               1,247
     Construction                                              56
     Commercial                                               204
     Consumer                                                 465
                                                           ------
Total charge-offs:                                          1,972

Recoveries:
     Mortgage                                                 202
     Construction                                             239
     Commercial                                               274
     Consumer                                                  56
                                                           ------
Total recoveries                                              771

     Net charge-offs                                        1,202

Balance at September 30, 1995                              $6,574
                                                           ======

Ratio of net charge-offs to average loans outstanding        .26%

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

Restructured loans are loans on which concessions have been made in light of the debtor's financial difficulty with the objective of maximizing recovery and with respect to which the renegotiated payment terms are met. At September 30, 1995, the Bank had restructured loans of $757,000.

Foreclosed property consists mainly of real estate collateral from loans which were foreclosed.

At September 30, 1995 the recorded investment in loans that are considered to be impaired under SFAS No. 114 totalled $1.7 million of which $539,000 had a related allowance for possible loan losses of $215,000. The remaining $1.1 million of impaired loans did not require a related allowance for possible loan losses. The average recorded investment in impaired loans during the three and nine month periods ended September 30, 1995 was approximately $1.7 million and $1.2 million, respectively.

Interest income recognized on impaired loans, using the cash basis of income recognition, amounted to approximately $21,000 and $93,000, for the three and nine month periods ending September 30, 1995, respectively.

Investments

At September 30, 1995 the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank ("FHLB") stock and stock in the Savings Bank Life Insurance Company of Massachusetts, totalled $306.8 million or 36.2% of total assets, compared to $346.9 million or 43.0% of total assets at December 31, 1994. Interest and dividend income on the investment portfolio generated 33.1% of total interest and dividend income for the nine months ended September 30, 1995 compared to 41.2% for the comparable period in 1994.

The Company has established policies and procedures designed to identify and reduce risks associated with the investment portfolio. These policies and procedures include stop loss limits and stress testing on a periodic basis.

Deposits

Deposits have historically been the primary source of funds for lending and investment activities. Deposit flows vary significantly and are influenced by prevailing interest rates, money market conditions, economic conditions and competition. At September 30, 1995 the Bank had total deposits of $485.0 million representing a net increase of $28.1 million compared to total deposits of $456.9 million at December 31, 1994. This increase is attributable to an increase of $41.5 million in term deposits and $8.3 million in Demand Deposits offset by a decrease of $21.7 million in Savings, NOW and Money Market accounts.

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

Borrowed Funds

The Bank is a member of the FHLB and is entitled to borrow from the FHLB by pledging certain assets. The Bank also utilizes short term repurchase agreements with maturities less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. These borrowings are an alternative source of funds compared to deposits and totalled $289.5 million at September 30, 1995 compared to $280.0 million at December 31, 1994.

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

At September 30, 1995 the Bank had outstanding commitments to loan funds, under mortgage, construction, commercial and home equity lines of credit amounting to $52.1 million compared to $53.7 million at September 30, 1994. Management believes the sources of liquidity previously discussed are sufficient to meet its commitments.

Net cash provided by operating activities totalled $4.5 million for the nine months ended September 30, 1995 compared to $8.3 million for the same period in 1994.

Net cash used in investing activities totalled $36.2 million for the nine months ended September 30, 1995 compared to $89.7 million for the comparable period in 1994. The change reflects the Bank's reduction in investment securities and increase in loans.

Net cash provided by financing activities totalled $36.8 million for the nine months ended September 30, 1995, compared to $78.8 million for the comparable period in 1994. The change reflects the decrease in the amount of borrowings, and an increase in term deposits.

As a federal savings institution regulated by the Office of Thrift Supervision, the Bank is required to meet certain minimum regulatory capital requirements: tangible capital, total capital, core/leverage capital, Tier 1 risk-based capital and total risk- based capital. In addition, under the Prompt Corrective Action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, (FDICIA), the Bank's capital position may be classified in one of five different capital categories ranging from critically undercapitalized to well capitalized. As of September 30, 1995, the Bank met all of the minimum regulatory requirements of the well capitalized category under FDICIA. The Company's core/leverage, Tier 1 risk-based and total risk-based capital together with related regulatory minimum requirements are summarized below. The Company's total capital, tangible capital and tangible equity ratios were equal to the core/leverage capital ratio.

                                                         Core                     Tier 1                     Total
                                                       Leverage                 Risk-based                Risk-based
                                                        Capital                   Capital                   Capital
                                                                          (Dollars in thousands)
         Core Capital                                 $ 59,831                   $ 59,831                  $ 59,831
         General Valuation Allowance                     ----                       ----                      5,866
                                                   -----------                -----------                 ---------
           Regulatory Capital Measure                 $ 59,831                   $ 59,831                  $ 65,697
                                                      ========                   ========                  ========

         Total Assets                                 $848,002                   $848,002                  $848,002

         Adjusted Assets                              $848,002                $     ---                 $     ---
         Risk-based Assets (unaudited)             $  ----                       $468,565                  $468,565
         Capital Ratio (unaudited)                        7.06%                     12.77%                   14.02%
         Regulatory minimum requirement                   3.00%                      4.00%                    8.00%

Impact of Inflation

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



                                  FIRST ESSEX BANCORP, INC.
                                  (Registrant)






 Date:  November 13, 1995         /s/ Sametta A. Glass
                                  --------------------
                                  Sametta A. Glass
                                  Senior Vice President, Controller
                                  and Principal Accounting Officer