Form 10-K405
period 1995-12-31
FIRST ESSEX BANCORP INC
filed 1996-03-26
CIK 808246

------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-K


         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995      Commission file number 0-16143

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

           Securities registered pursuant to Section 12(b) of the Act:
                                      None
           Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, $.10 par value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes X      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing sale price on the NASDAQ National Market System on March 1, 1996 was $66,689,969.

As of March 1, 1996, 6,023,567 shares of the registrant's common stock, $.10 par value, were outstanding.

-------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Selected information from the Registrant's 1996 Proxy Statement for the annual meeting to be held May 2, 1996 to be filed with the Securities and Exchange Commission, is incorporated by reference into Part III of this report


                    CAUTIONARY STATEMENT FOR PURPOSES OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This Report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance, assumptions, and other statements which are other than statements of historical fact. The Company wishes to caution readers that the following important factors, among others, may have affected, and could in the future affect, the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company herein:
(i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company and the Bank must comply, the cost of compliance either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within in its market area, increasing consolidation within the banking industry, and increasing competition from larger regional and out-of-state banking organizations as well as nonbank providers of various financial services; (iv) the effect of unforeseen changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the New England and national economy.

                                TABLE OF CONTENTS

                                     Part I



    Item 1.   Business                                                    1
    Item 2.   Properties                                                  9
    Item 3.   Legal Proceedings                                          10
    Item 4.   Submission of Matters to a Vote of Security Holders        10

                                 Part II

    Item 5.   Market for the Registrant's Common Stock and Related
                Security Holder Matters                                  10
    Item 6.   Selected Financial Data                                    12
    Item 7.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                      13
    Item 8.   Financial Statements and Supplementary Data                32
    Item 9.   Changes in and Disagreements with Accountants
                and Financial Disclosure                                 60

                                Part III

   Item 10.    Directors and Executive Officers of the Registrant        60
   Item 11.    Executive Compensation                                    60
   Item 12.    Security Ownership of Certain Beneficial Owners
                 and Management                                          61
   Item 13.    Certain Relationships and Related Transactions            61

                                 Part IV

   Item 14.    Exhibits, Financial Statement Schedules,
                 and Reports on Form 8-K                                 61

                                     PART I

                                ITEM 1. BUSINESS

                                     GENERAL

First Essex Bancorp, Inc.
First Essex Bancorp, Inc. ("First Essex" or the "Company") is a Delaware corporation whose primary activity is to act as the parent holding company for First Essex Bank, FSB (the "Bank"). Until December 1, 1993, the business of First Essex Bancorp, Inc. was conducted through two banking subsidiaries, First Essex Savings Bank, a Massachusetts chartered savings bank and First Essex Savings Bank of New Hampshire, a Guaranty Savings Bank. The New Hampshire bank was owned through a second tier holding company, First Essex Bancorp of New Hampshire, Inc., which was merged into First Essex Bancorp, Inc. on December 1, 1993.

First Essex Bank, FSB
The Bank was originally founded under a Massachusetts legislative charter issued in 1847. On December 1, 1993, First Essex Savings Bank converted to a federal savings bank with a charter issued by the Office of Thrift Supervision, (the "OTS") under the name of First Essex Bank, FSB. On the same day First Essex Savings Bank of New Hampshire was merged into First Essex Bank, FSB.

At December 31, 1995, the Bank had total assets of $808.8 million. The Bank is principally engaged in the business of attracting deposits from the general public and investing in residential mortgage, construction, commercial real estate, commercial and consumer loans. The Bank also makes investments in various investment securities to provide a source of interest and dividend income. The Bank currently maintains ten full service banking offices at various locations throughout its market area. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC").

                                   MARKET AREA

First Essex's market area is centered in the Merrimack Valley, approximately 25 miles north of Boston and five miles south of New Hampshire, at the intersection of two major highways: Interstate Route 93, the major north-south roadway connecting Boston with the northern Boston suburban communities and New
Hampshire, and Interstate Route 495. The Bank's main office and two of its branches are located in Lawrence, Massachusetts. Other branches are in the surrounding communities of Andover, North Andover, Haverhill and Methuen, Massachusetts and Londonderry, New Hampshire. First Essex also has loan centers in Lowell and Wellesley, Massachusetts and in North Hampton, New Hampshire.

                            CURRENT MARKET CONDITIONS

The New England region, including those portions of northeastern Massachusetts and southern New Hampshire that constitute First Essex's market area, continues to recover from the severe economic difficulties of the last several years. Although a recovery is evident, the growth rate has been modest.

Loan demand to finance new and existing home sales was stronger in 1995 than in the last several years. The decline in interest rates over the last half of the year spurred refinance activity in the one to four family market. The growth in commercial loans to small and mid-size businesses in the area has also shown strength, although the competition among lenders for these loans is intense. First Essex was still able to grow loans while adhering to its credit quality guidelines. Automobile sales continued to show their strength in 1995 and First Essex has been able to participate in that growth through an indirect automobile lending program that was begun early in 1994. The general improvement in consumer confidence and the consumer's willingness to take on additional debt has also resulted in growth in direct lending to consumers.

                                   REGULATION

General
The Office of Thrift Supervision is the primary regulator of the Company and the Bank. The Bank's deposits are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC. The Company and the Bank must file reports with the OTS concerning activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Periodic examinations are conducted by the OTS to test the Company's and the Bank's compliance with various regulatory requirements. The Bank is also a member of the Federal Home Loan Bank ("FHLB") system, which provides a central credit facility primarily for member institutions. The Company, as a savings and loan holding company, is also required to file certain reports with, and otherwise comply, with the rules and regulations of the OTS and of the Securities and Exchange Commission ("SEC") under the federal securities laws.

Business Activities
The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act (the "FDI Act"). The HOLA and the FDI Act were amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA, among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties, mandates the establishment of a risk-based deposit insurance assessment system and requires the imposition of numerous additional safety and soundness operational standards and restrictions. FDICIA contains provisions affecting numerous aspects of the operations of federal savings institutions and empowers the OTS and the FDIC, among other agencies, to promulgate regulations implementing its provision.

Qualified Thrift Lender Test
The HOLA requires saving institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, as modified by FDICIA, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less
(i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct the association's business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly basis in 9 out of every 12 months.

Limitation on Capital Distributions
OTS regulations impose limitations upon all capital distributions, other than stock dividends, by savings institutions. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that meets or exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the percentage by which its capital to assets ratio exceeds the ratio of its fully phased-in capital requirements to its assets) at the beginning of the calendar year; or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its fully-phased in requirement or the OTS notified the Bank that it was in need of more than normal supervision, the Bank's ability to make capital distributions would be restricted. In addition, the OTS could prohibit any proposed capital distribution by any institution if it determines that such distribution would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, which took effect on December 19, 1992, the Bank generally would be prohibited from making any capital distribution if, after the distribution, the Bank would have (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a leverage ratio of less than 3%. As of December 31, 1995, the Bank exceeds all fully-phased in capital requirements.

Branching
The HOLA and OTS regulations permit savings institutions to branch nationwide provided the institutions meet certain asset composition tests. The OTS authority preempts any state law purporting to regulate branching by savings institutions. As of December 31, 1995, the Bank would be permitted to engage in such nationwide interstate branching.

Capital Requirements
The OTS capital regulations require savings institutions to meet three capital standards: (1) 1.5% tangible capital standard; (2) 3% leverage (core capital) ratio; and (3) 8% risk-based capital standard. Core capital is defined as common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus, minority interests in equity accounts of consolidated subsidiaries less intangibles other than certain qualifying supervisory intangible assets and certain purchased mortgage servicing rights and supervisory goodwill. The OTS regulations also require that, in meeting the leverage ratio, tangible and risk-based capital standards, institutions must deduct investments in and loans to subsidiaries engaged in activities not permissible for a national bank.

FDICIA requires that the OTS revise risk-based capital standards, with appropriate transition rules, to ensure that they take account of interest rate risk, concentration of risk and the risks of nontraditional activities. Under OTS regulation effective January 1, 1994, a savings institution with interest rate risk exposure above a specified percentage must deduct a specified interest rate risk component when calculating total capital for purposes of determining whether it meets OTS risk-based capital requirements. As of December 31, 1995, the Bank exceeds all applicable capital requirements.

                          INSURANCE OF DEPOSIT ACCOUNTS

As required by FDICIA, in 1993, the FDIC established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities, the likely amounts of any loss, and the revenue needs of the insurance fund.

Insurance of deposits may be terminated by the FDIC after notice and hearing, upon finding by the FDIC that the savings institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, rule, regulation, order or condition imposed by, or written agreement with, the FDIC. Additionally, if insurance termination proceedings are initiated against a savings institution, the FDIC temporarily may suspend insurance on new deposits received by an institution under certain circumstances. Management is not aware of any activity or condition which could result in a termination of its deposit insurance.

                             FEDERAL RESERVE SYSTEM

The Federal Reserve Board regulations require savings institutions to maintain noninterest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). Because required reserves must be maintained in the form of either vault cash, a noninterest bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

                           HOLDING COMPANY REGULATION

The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA. As such, the Company has registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. The HOLA requires the Company to obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other institutions or holding companies.

                               LENDING ACTIVITIES

General
At December 31, 1995, the loan portfolio, before deducting the allowance for possible loan losses, was $500.1 million, representing 61.8% of total assets.

Loan originations increased in 1995 primarily due to the stabilization of the New England residential real estate market and in the Massachusetts and New Hampshire economies generally. The increase also reflects a stronger marketing effort by the Bank in the commercial and consumer loan areas. First Essex originates residential first mortgage loans, commercial real estate loans, construction loans, consumer loans and commercial loans. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Loan Origination."

The following table sets forth information concerning First Essex's loan portfolio, including mortgage loans held for sale, at the dates indicated. The balances shown in the table are net of unadvanced funds and unearned discounts and fees. Required disclosure regarding maturity distribution is shown on pages 27 and 28.

--------------------------------------------------------------------------------------------------------------------------





    Years Ended December 31,
                                1995                   1994                 1993                1992               1991
                              --------               --------             --------            --------           ------

                                                                   (Dollars in Thousands)

Mortgage Loans:
    Residential           $235,204  47.0%       $264,848  61.6%       $203,574   70.1%   $205,799  69.4%     $268,436  72.1%
    Commercial              53,504  10.7          25,786   6.0          28,755    9.9      38,134  12.9        45,776  12.3
    Construction            14,210   2.8          15,527   3.6          14,482    5.0       7,194   2.4         6,246   1.7
                          --------- ----       ---------  ----       ---------  -----   ---------  ----     ---------  ----
Total mortgage loans       302,918  60.5         306,161  71.2         246,811   85.0     251,127  84.7       320,458  86.1
                          --------- ----       ---------  ----        --------  -----    --------  ----      --------  ----

Commercial loans            66,737  13.4          55,377  12.9          15,416    5.3       8,602   2.9        11,663   3.1
                          --------- ----       ---------  ----       ---------  -----   ---------  ----     ---------  ----

Consumer loans:
    Home equity             12,558   2.5          12,943   3.0          14,745    5.1      19,319   6.5        22,670   6.1
    Automobile              76,590  15.3          34,906   8.1           2,435    0.8       5,182   1.7         1,212   0.3
    Aircraft                14,478   2.9             522   0.1            ---     0.0        ---    0.0          ---    0.0
    Other                   26,770   5.4          19,902   4.7          11,100    3.8      12,404   4.2        16,061   4.4
                          ---------------     ----------  ----      ----------  -----   ---------  ----     ---------  ----

Total consumer loans       130,396  26.1          68,273  15.9          28,280    9.7      36,905  12.4        39,943  10.8
                          --------- ----       ---------  ----       ---------  -----   ---------  ----     ---------  ----

    Total loans           $500,051 100.0%       $429,811 100.0%       $290,507  100.0%   $296,634 100.0%     $372,064 100.0%
                          -------- ------       -------- ------       --------  ------   -------- ------     -------- ------


----------------------------------------------------------------------------------------------------------------------------------



Residential Mortgage Loans
The Bank has traditionally focused its lending activities on the origination of residential first mortgage loans in its market area. In 1995 the Bank increased its product array through the addition of several residential loan investors. This action allowed the Bank to match the prior year's level of loans originated while generating additional revenue in the form of fee income. At December 31, 1995, the residential mortgage loan portfolio was $235.2 million, representing 47.0% of the loan portfolio. Its residential first mortgage loan products consist of six month, one-year and three-year adjustable-rate mortgages and fixed-rate mortgages, having terms of 15 to 30 years.

Commercial Real Estate Loans
The Bank also originates loans secured by commercial real estate, such as manufacturing, retail, apartment and office buildings. At December 31, 1995, First Essex's commercial real estate loan portfolio had an outstanding balance of $53.5 million, representing 10.7% of First Essex's loan portfolio.

Generally, commercial real estate loans in the portfolio have been made to finance the acquisition or retention of income producing properties. The current policy of First Essex is to limit commercial real estate loans primarily to properties in eastern Massachusetts and southern New Hampshire. In addition, during 1995 the Bank purchased from another bank approximately $24.7 million of commercial real estate loans, which consisted of 49 performing loans.

Commercial real estate loans generally reprice over periods ranging from six months to five years based on a margin over a published prime rate or other index.

Construction Loans
At December 31, 1995, the Bank's construction loan portfolio had an outstanding balance of $14.2 million, representing 2.8% of the loan portfolio. At December 31, 1995, unadvanced commitments on construction loans totalled $10.5 million.

Construction loans are made to developers and builders for the construction of single family properties. Construction loans have generally been made with maturities of one year or less at a margin floating over the published prime, subject to renewal or extension by the Bank. Additionally, loans are made to qualified individuals for construction of single-family owner-occupied homes that convert to permanent mortgages upon completion of construction.

Commercial Loans
At December 31, 1995, the portfolio of commercial loans totalled $66.7 million, representing 13.4% of the loan portfolio.

The Bank offers various types of commercial loans, which are short term or have adjustable rates at a margin above the prime rate, including secured and unsecured demand loans, time loans, term loans, lines of credit and working capital loans. Commercial loans are originated by the Bank's commercial lending officers and supported by a credit, processing and documentation staff.

Consumer Loans
The portfolio of consumer loans, consisting of automobile loans, fully or partially secured personal loans, boat loans, aircraft loans, second mortgage loans and education loans, as well as unsecured personal loans, totalled $130.4 million at December 31, 1995, representing 26.1% of the loan portfolio. Automobile loans include dealer indirect loans, as well as loans originated directly in retail branches. The Bank offers a variable rate home equity line of credit called "First Line Equity Credit". This product consists of a line of credit, secured by a second mortgage on residential property, with a monthly adjustable interest rate at a margin above a published prime rate.

Risks Associated with Commercial Real Estate, Commercial and Construction Loans Commercial real estate and commercial lending involve significant additional risks compared with one-to-four family residential mortgage lending, and therefore typically account for a disproportionate share of delinquent loans and real estate owned through foreclosure. Such lending generally involves larger loan balances to single borrowers or groups of related borrowers than does residential lending, and repayment of the loan depends in part on the underlying business and financial condition of the borrower and is more susceptible to adverse future developments. If the cash flow from income-producing property is reduced (for example, because leases are not obtained or renewed), the borrower's ability to repay the loan may be materially impaired. These risks can be significantly affected by considerations of supply and demand in the market for office, manufacturing and retail space and by general economic conditions. As a result, commercial real estate and commercial loans are likely to be subject, to a greater extent than residential property loans, to adverse conditions in the economy generally, such as those prevailing at the present time.

Construction loans are, in general, subject to the same risks as commercial real estate loans, but involve additional risks as well. Such additional risks are due to uncertainties inherent in estimating construction costs, delays arising from labor problems, shortages of material, uncertain marketability of a complete project and other unpredictable contingencies that make it relatively difficult to determine accurately the total loan funds required to complete a project or the value of the completed project. Construction loan funds are advanced on the security of the project under construction, which is of uncertain value prior to the completion of construction. When a construction project encounters cost overruns, marketing or other problems, it may become necessary, in order to sustain the project and to preserve collateral values, for the lender to advance additional funds and to extend the maturity of its loan. In a declining market, there is no assurance that this strategy will successfully enable the lender to recover outstanding loan amounts and interest due. Moreover, foreclosing on such properties results in administrative expense and substantial delays in recovery of outstanding loan amounts and provides no assurance that the lender will recover all monies due to it, either by developing the property, subject to regulatory limitations and to the attendant risks of development, or by selling the property to another developer.

Residential Loan Servicing and Purchase and Sale of Loans
The Bank has a general policy of writing residential mortgage loans to meet the requirements for sale in the secondary market. From time to time, the Bank sells residential mortgage loans and residential loan servicing. Such loan sales represent a potential source of liquidity to meet lending demand and deposit flows. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management."

At  December  31,  1995,  the Bank's loan  servicing  portfolio  totalled  $74.3 million.

                              NON-PERFORMING ASSETS

General
Non-performing assets consist of non-accruing and restructured loans (including loans impaired under the Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan,"), other real estate owned and other foreclosed property. In 1995, the Bank experienced a reduction in the level of non-performing assets, and a corresponding reduction in the level in the allowance for possible loan losses. For further information regarding the impairment of loans see "Provision for Possible Loan Losses" included in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Non-Accruing Loans
It is the practice of the Bank to discontinue accrual of interest on all loans for which payment of interest or principal is 90 days or more past due and such other loans where collection of interest and principal is doubtful. All previously accrued but uncollected interest is reversed against current period interest income when a loan is placed on non-accrual status. At December 31, 1995, the Bank's non-accruing loans totalled $3.4 million. For further information regarding the Bank's non-accruing loans, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Non-Performing Assets."

Restructured Loans
These are loans on which concessions have been made in light of the debtor's financial difficulty with the objective of maximizing recovery and with respect to which the renegotiated payment terms are being met. At December 31, 1995, the Bank had restructured loans with principal balances of $1.0 million outstanding. For further information regarding restructured loans, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-Performing Assets."

Foreclosed Property
Foreclosed property at December 31, 1995 totalled $1.8 million, compared to $3.0 million at December 31, 1994. Such properties were acquired through foreclosure.

There are no current commitments to expend additional funds in connection with properties included in foreclosed property. However, the Bank may invest additional funds in order to attempt to preserve their values and minimize potential losses. There can be no assurance that the Bank's plans for the disposition of these properties will be successful.

For further information regarding the Bank's foreclosed property, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Non-Performing Assets."

                              INVESTMENT ACTIVITIES

The Bank maintains an investment portfolio to provide a source of interest and dividend income and a potential source of liquidity to meet lending demand and deposit flows. In addition, management believes that the investment portfolio provides opportunities to increase the interest rate sensitivity of interest earning assets. At December 31, 1995, the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, stock in the Federal Home Loan Bank of Boston and stock of the Savings Bank Life Insurance Company of Massachusetts, was $275.9 million, or 34.1% of total assets.

Interest and dividend income on the investment portfolio generated 32.3% of total interest and dividend income for the year ended December 31, 1995. See
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Investments" for further information regarding the investment portfolio.

The Bank's investment strategy seeks to enhance liquidity and seeks to realize current income while preserving principal. The Bank will generally invest only in government or corporate bonds or securities issued in the United States and will only purchase bonds which are rated A or higher.

                                    DEPOSITS

The Bank offers a range of deposit accounts including regular passbook savings, NOW, money market and demand deposit accounts. First Essex offers a number of relationship products which allow customers to combine balances in checking and savings accounts in order to avoid service and maintenance fees, and obtain free banking services. It also includes discounts on installment loans and bonus rates on certificates of deposit. The Bank also offers 60-day to 5 year term deposit certificates. Interest rates on these certificates vary according to the term selected and are based upon several indices, including the rates on government securities with similar maturities. From time to time, the Bank promotes various types of accounts with the intention of changing the maturity schedule of its liabilities.

In February of 1995, the Bank opened its tenth banking center at 71 Main Street in Andover, Massachusetts.

The Bank offers its retail banking customers a wide range of deposit services and the convenience of drive-up ATMs. The Bank is a member of the NYCE(TM), EXCHANGE(TM), TX(TM) and CIRRUS(TM) networks. These networks allow the Bank's depositors access to their accounts through ATMs at the Bank, other banks and locations nationwide and worldwide.

                                   COMPETITION

The Bank faces competition both in originating loans and in attracting deposits. Competition in originating loans comes from a variety of sources, including, but not limited to, other thrift institutions, commercial banks, mortgage companies, insurance companies and consumer and commercial finance companies. The Bank competes for loans principally on the basis of interest rates and loan fees, the types of loans originated and the quality of services provided to borrowers. In attracting deposits, the primary competitors are other thrift institutions, commercial banks, mutual funds and credit unions. The ability to attract and retain deposits depends on the ability to provide investment opportunities that satisfy the requirements of investors with respect to rate of return, liquidity, risk and other factors. The Bank competes for deposits on the basis of interest rates and by offering convenient branch locations, extended business hours and an automated teller network.

                                    EMPLOYEES

At December 31, 1995,  the Bank had 256  employees,  of whom 38 were  part-time.
None of the employees of the Bank are represented by a collective bargaining group and management considers its relations with its employees to be good.

                               ITEM 2. PROPERTIES

The following table sets forth certain information relating to properties owned or used in banking activities at December 31, 1995.

                                    Owned            Lease                     Renewal                        Total Office
First Essex Bank, FSB               or Leased        Expiration Date           Option Through                 Space in Square Feet
---------------------               ---------        ---------------           --------------                 --------------------

Main Office (1):
   296 Essex Street
   Lawrence, MA                     Owned            N/A                        N/A                                  32,000

Operations Center:
   900 Chelmsford Street
   Lowell, MA                       Leased           May 12, 2000               May 11, 2010                         31,478

Mortgage Origination Offices:
   70 Walnut St.
   Wellesley, MA                    Leased           April 30, 1996             October 31, 1996                        138

   216 Lafayette Rd.
   North Hampton, NH                Leased           October 31, 1996           N/A                                   1,064

Branch Offices (2):
   71 Main Street (3)
   Andover, MA                      Leased           January 31, 2005           January 31, 2015                     12,859

   460 So. Union St.
   Lawrence, MA                     Leased           February 28, 2009          February 28, 2029                     3,500

   555 Broadway
   Lawrence, MA                     Owned            N/A                        N/A                                   2,000

   211 No. Main St. (4)
   Andover, MA                      Leased           April 30, 1997             April 30, 2007                        5,159

   125 Merrimack St.
   Methuen, MA                      Owned            N/A                        N/A                                   3,000

   15 Burnham Rd.
   Methuen, MA                      Leased           June 30, 2000              June 30, 2015                         3,700

   555 Chickering Rd
   No. Andover, MA                  Leased           March 31, 2002             March 31, 2012                        3,000

   750 Main St.
   Haverhill, MA                    Owned            N/A                        N/A                                   3,100

   24 Orchard View Drive
   Londonderry, NH                  Leased           November 30, 1998          November 30, 2003                     3,130

(1) Includes two contiguous buildings at 284 Essex Street and 286-288 Essex Street which were acquired in 1972 and 1980, respectively, as well as an adjacent parking lot at 7 Lawrence Street which was acquired in 1981. In addition, the Bank has a lease for 7,000 square feet of space at 276 Essex Street, the building adjoining 284 Essex Street. The lease expires May 31, 1996 at which time there is an option to renew for an additional five years.

(2) Does not include lease of space at 2800 Lafayette Blvd., Portsmouth, New Hampshire. The lease term expires December 31, 1997 and can be renewed for an additional period of five years. However, in September 1994, $261,000, representing the net present value of future minimum lease payments was recognized as expense in connection with the decision to close the branch office.

(3) In February 1995, the address of the principal executive offices moved to 71 Main Street, Andover, Massachusetts, which also serves as the corporate headquarters for First Essex Bancorp, Inc.

(4) Includes two separate leases of 592 and 668 square feet utilized for consumer loan origination purposes. The lease terms expire May 31, 1997, at which time there is an option for renewal for an additional two years.

Management believes that the Company's existing facilities are adequate for the conduct of its business.

                            ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incident to its business, none of which is believed by management to be material to the financial condition or operations of the Company.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1995.



                                     PART II

              ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                         RELATED SECURITY HOLDER MATTERS

First Essex Bancorp, Inc. common stock is traded over-the-counter on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System (NASDAQ) under the symbol FESX.

At December 31, 1995, there were 6,023,267 shares outstanding and approximately 1,256 shareholders of record. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

The price information regarding the Company's common stock in the following table is based on high and low closing sales prices on NASDAQ.
-----------------------------------------------------------------------------

                                                                 Dividend
                                   Price Per Share               Declared
                               HIGH             LOW              per Share
                              -----             ----             ---------

1995

First Quarter                $8.750            $7.625                $.08
Second Quarter                8.750             8.000                 .08
Third Quarter                11.000             8.125                 .12
Fourth Quarter               12.000            10.375                 .12

1994

First Quarter                $9.250            $6.625                $.06
Second Quarter                9.875             6.750                 .06
Third Quarter                10.500             9.000                 .08
Fourth Quarter                9.000             6.875                 .08

------------------------------------------------------------------------------


The only funds available to the Company for the payment of dividends are cash and cash equivalents held at the holding company level, dividends from the Bank and borrowings. In addition, bank regulatory authorities generally restrict the amounts available for the payment of dividends by the Bank to First Essex to the net profit of the Bank for that year, see Item 1 - "Business - Regulation - Limitation on Capital Distributions". The Federal Reserve Act also restricts the Bank in lending or advancing funds to First Essex unless such loans are collateralized by specific obligations, and limits collateralized loans to 10% of the Bank's capital stock and surplus.

The Bank is prohibited from paying cash dividends, to the extent that any such payment would reduce its capital below required regulatory capital levels or would impair the liquidation account established in connection with its conversion from mutual to stock form. See note 13 to the consolidated financial statements included in response to Item 8 - "Financial Statements and Supplementary Data" of this report for further discussion.

The payment of dividends by the Bank could carry significant adverse tax consequences. To the extent that distributions by the Bank to the holding company exceeds the Bank's current and accumulated earnings and profits (as computed for federal income tax purposes for taxable years beginning after December 31, 1951), those distributions would be treated for tax purposes as first being made out of the Bank's bad debt reserve. In that case, the Bank would have federal taxable income equal to approximately one and one-half times the amount of the actual shareholder distribution that is treated as made out of the Bank's bad debt reserves.

                         ITEM 6. SELECTED FINANCIAL DATA

                                                                   At December 31,
                                        1995            1994            1993              1992            1991
                                       ------          ------          ------            ------          -----
                                                               (Dollars in thousands)

Balance Sheet Data:
    Total assets                    $808,792       $806,872         $645,873          $506,913        $510,709
    Loans receivable                 493,499        422,574          282,760           284,875         353,760
    Investment securities (1)        275,900        346,943          329,823           186,232         116,944
    Foreclosed property                1,756          3,038            6,360            12,125          15,847
    Deposits                         491,469        456,878          398,233           412,218         449,032
    Borrowed funds                   245,569        279,948          185,001            40,000           9,417
    Stockholders' equity              60,172         54,757           50,749            44,619          43,103

                                                               Years Ended December 31,
                                         1995           1994            1993               1992           1991
                                        ------         ------          ------             ------         -----
                                                          (Dollars in thousands, except per share data)
Operating Data:

    Interest and
       dividend income               $60,914        $45,057         $ 36,183          $ 37,831       $ 45,347
    Interest Expense                  37,081         22,707           16,654            19,240         30,675
                                     --------       --------         --------         ---------      --------

    Net interest income               23,833         22,350           19,529            18,591         14,672
    Provision for loan losses            770           ---              ---                ---         10,952
    Net gain (loss) on sales
       of securities                     (13)          ---              ---                613            247
    Gain on sale of mortgage loans
       and mortgage servicing rights   1,431            260              730               234            316
    Net gain (loss) on sales of
       foreclosed property                 6            141              895               943           (169)
    Other income                       2,290          2,301            2,465             2,252          1,897
    Noninterest expenses              19,250         19,331           19,290            21,522         23,251
    Income tax
       expense (benefit)                   75          (805)          (2,621)               13           ---
                                    ----------      --------        ---------        ----------      -------

    Net earnings (loss) before
       extraordinary item              7,452          6,526            6,950             1,098        (17,240)
    Extraordinary item (2)               ---            ---             ---                ---            800
                                    ----------    ----------       ----------        ----------   -----------
    Net income (loss)                $ 7,452        $ 6,526          $ 6,950           $ 1,098       $(16,440)
                                     ========       ========         ========          ========      =========

Per Share Data:
    Earnings (loss)
       per share                        $ 1.22        $  1.08          $  1.15           $  .18     $  (2.73)
    Dividends declared                     .40            .28              .11              .00             .00
    Book value at
       end of period                      9.99           9.10             8.44             7.42            7.17

Selected Financial Ratios:
    Return on average assets              0.91%          0.94%            1.24%            0.22%       (3.08)%
    Return on average equity             12.79          12.42            14.83             2.50       (31.13)
    Average equity as a
       percentage of average assets       7.09           7.56             8.34             8.94         9.88
    Weighted average interest
       rate spread                        2.56           3.02             3.29             3.57         2.48
    Net yield on average
       earning assets                     2.99           3.33             3.60             3.96         2.90

(1) Investment securities include short term investments, U.S. government and agency obligations, mortgage-backed securities, other bonds and obligations, stock in the Federal Home Loan Bank of Boston and stock in the Savings Bank Life Insurance Company.
(2) On December 31, 1991 the Company recorded the estimated value of its shares in the Savings Bank Life Insurance Company.

                                       12

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

General
The results of operations of the Company consist primarily of the results of operations of the Bank which is the Company's sole subsidiary. Pretax income for 1995 rose $1.8 million or 32% over 1994. The improvement was in large part due to the 18.6% increase in average earning assets combined with decreased levels of nonperforming assets. See Item 1. "Business - Current Market Conditions/Recent Operating Results."

Net income for the year ended December 31, 1995 totalled $7.5 million (or $1.22 per share) compared to $6.5 million (or $1.08 per share) for the same period in 1994. The increase in net income is mainly due to increases in net interest income and noninterest income of $1.5 million and $1.1 million, respectively, offset by an increase in the provision for possible loan losses of $770,000 and a reduction in tax benefits when compared to the $805,000 recognized in 1994.

Analysis of Average Yields Earned and Rates Paid
The following table presents an analysis of average yields earned and rates paid for the years indicated:

---------------------------------------------------------------------------------------------------------------------------------
                                                                            Years Ended December 31,

                                                 1995                             1994                             1993
                                           ----------------                 ----------------                   --------------
                                                 Interest   Average            Interest  Average              Interest   Average
                                      Average     Earned/    Yield/   Average   Earned/  Yield/    Average    Earned/    Yield/
                                      Balance     Paid       Rate     Balance    Paid     Rate     Balance     Paid       Rate
                                      -------   ---------- -------    -------  -------  -------    -------    -------    -------
                                                              (Dollars in thousands)
Assets

Earning Assets
  Short-term investments              $ 6,735     $  342    5.08%     $2,457   $  107    4.35%     $ 11,398   $   307       2.69%
  Investment securities               316,501     19,354    6.11     343,303   18,114    5.28       243,940    12,982       5.32

  Mortgage loans (1)                  318,418     26,024    8.17     256,960   20,399    7.94       243,536    19,342       7.94
  Consumer and commercial loans (1)   154,651     15,194    9.82      68,962    6,437    9.33        43,429     3,552       8.18
                                      -------    -------             -------   ------              --------  --------
  Total loans                         473,069     41,218    8.71     325,922   26,836    8.23       286,965    22,894       7.98
                                     --------    -------             -------   ------              --------  --------
  Total earning assets                796,305     60,914    7.65     671,682   45,057    6.71       542,303    36,183       6.67
                                     --------    -------             -------   ------              --------  --------
Allowance for possible loan losses     (6,447)                        (7,332)                        (9,826)
                                     --------                        -------                       --------

Total earning assets less allowance
   for possible loan losses           789,858                        664,350                        532,477
  Other Assets                         31,889                         30,760                         29,496
                                    ---------                       --------                       --------
Total Assets                         $821,747                       $695,110                       $561,973
                                    =========                      =========                       --------

Liabilities and Stockholders' Equity

NOW accounts                         $ 28,664       325     1.13%   $ 30,086      354     1.18%    $ 29,186       463       1.59%
Money market accounts                  79,593     1,586     1.99     105,181    2,210     2.10      119,000     3,036       2.55
Savings accounts                       51,069       816     1.60      58,514      780     1.33       62,072     1,090       1.76
Time deposits                         294,473    17,117     5.81     203,500    9,080     4.46      174,285     7,941       4.56
                                     --------   -------             --------   ------              --------   -------
  Total interest bearing
     deposits                         453,799     19,844    4.37     397,281   12,424    3.13       384,543    12,530       3.26
Borrowed funds                        274,956     17,237    6.27     218,553   10,283    4.71       108,616     4,124       3.80
                                     --------    -------            --------  -------              --------  --------
Total interest bearing deposits
   and borrowed funds                 728,755     37,081    5.09     615,834   22,707    3.69       493,159    16,654       3.38
                                                 -------             -------                                 --------
Demand deposits                        23,550                         15,982                         12,238
Other liabilities                      11,195                         10,745                          9,713
                                    ---------                        -------                        -------
  Total liabilities                   763,500                        642,561                        515,110
Stockholders equity                    58,247                         52,549                         46,863
                                    ---------                        -------                        -------

Total liabilities and
 stockholders' equity                $821,747                       $695,110                       $561,973
                                    =========                       --------                       ========

Net interest income                              $23,833                      $22,350                        $ 19,529
                                               ---------                     --------                        --------

Weighted average rate spread                                2.56%                        3.02%                             3.29%
                                                           -----                        -----                              -----

Net yield on earning assets (2)                             2.99%                        3.33%                             3.60%
                                                            =====                       =====                              -----

(1)  Loans on a non-accrual status are included in the average balance.
(2) Net interest income before provision for possible loan losses divided by average interest earning assets.

---------------------------------------------------------------------------------------------------------------------------------

Rate/Volume Analysis
The following table presents, for the periods indicated, the changes in interest and dividend income and the changes in interest expense attributable to changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities. The change attributable to both volume and rate has been allocated proportionally to the two categories.

---------------------------------------------------------------------------------------------------------------------------------



                                                                            Years ended December 31,

                                                         1995 Compared to 1994              1994 Compared to 1993
                                                         -------------------------          -----------------------
                                                         Increase (Decrease)                Increase (Decrease)
                                                              Due to                             Due to
                                                         ------------------                 -------------------
                                                         Volume    Rate    Total            Volume      Rate   Total
                                                         ------    ----    -----            ------      ----   -----
                                                                          (Dollars in thousands)

Interest and dividend income:
   Mortgage loans                                      $ 5,007  $   618  $ 5,625            $1,066  $   (9)   $1,057
   Consumer and commercial loans                         8,402      355    8,757             2,326     559     2,885
   Investment securities                                (1,197)   2,437    1,240             5,242    (110)    5,132
   Federal funds sold and short-term investments           214       21      235              (936)    736      (200)
                                                        -------  ------  -------          --------- - -----  --------

   Total interest and dividend income                   12,426    3,431   15,857             7,698   1,176     8,874
                                                        -------- ------- -------          --------- -------  -------

Interest expense:
   Savings deposits                                       (595)     (22)    (617)             (373)   (872)   (1,245)
   Time deposits                                         4,792    3,245    8,037             1,300    (161)    1,139
   Borrowed funds                                        3,039    3,915    6,954             4,982    1,177    6,159
                                                        -------- ------  -------          --------  -------  -------

   Total interest expense                                7,236     7,138  14,374             5,909      144    6,053
                                                       -------  -------- -------          --------   ------  -------

   Net interest and dividend income                    $ 5,190 $(3,707) $ 1,483            $ 1,789   $1,032  $ 2,821
                                                       ======= ======== ========           ======== =======  =======

--------------------------------------------------------------------------------------------------------------------------------


Net Interest Income
Net interest income increased by $1.5 million to $23.8 million for the year ended December 31, 1995, representing a 6.6% increase from $22.3 million in 1994. The increase in net interest income is primarily due to the $124.6 million increase (18.6%) in average earning assets offset by a 0.34% decrease in the net yield on average earning assets. The decrease in net yield is attributable to the rising interest cost of borrowed funds and interest bearing deposits.

Net interest income increased by $2.8 million to $22.3 million for the year ended December 31, 1994, representing a 14.5% increase from $19.5 million in 1993. The increase in net interest income is primarily due to the $129.4 million increase (23.8%) in earning assets offset by a .27% decrease in the net yield on average earning assets. The decrease in net yield is attributable to the rising interest cost of borrowed funds.

Interest and Dividend Income
Interest and dividend income increased by $15.9 million (35.2%) to $60.9 million for the year ended December 31, 1995 from $45.1 million in 1994. This increase was primarily due to the increase in average earning assets. Average earning assets increased from $671.7 million in 1994 to $796.3 million in 1995, an 18.6% increase. The average weighted yield on loans rose .48% from the 1994 yield of 8.23% to 8.71% in 1995. The average weighted yield on investment securities rose from the 1994 yield of 5.28% to 6.11% in 1995.

Interest and dividend income increased by $8.9 million (24.5%) to $45.1 million for the year ended December 31, 1994 from $36.2 million in 1993. This increase was primarily due to the increase in average earning assets. Average earning assets increased from $542.3 million in 1993 to $671.7 million in 1994, a 23.8% increase. The average weighted yield on loans rose .25% from the 1993 yield of 7.98% to 8.23% in 1994, reflecting the rising interest rate environment during 1994. The average weighted yield on investment securities declined slightly from the 1993 yield of 5.32% to 5.28% in 1994.

Interest Expense
Interest expense increased by $14.4 million (63.3%) to $37.1 million for the year ended December 31, 1995 from $22.7 million in 1994. The main reason for the increase was an increase of $112.9 million (18.3%) in interest bearing liabilities utilized to support asset growth. The remainder was primarily due to the 1.4% increase in the cost of funds. The total weighted cost of funds increased from a level of 3.69% in 1994 to 5.09% in 1995.

Interest expense increased by $6.0 million (36.4%) to $22.7 million for the year ended December 31, 1994 from $16.7 million in 1993. The main reason for the increase was an increase of $122.7 million (24.9%) in interest bearing liabilities utilized to support asset growth. The remainder was primarily due to the .31% increase in the cost of funds, principally from the increase of borrowed funds. The total weighted cost of funds increased from a level of 3.38% in 1993 to 3.69% in 1994.

Provision for Possible Loan Losses
Beginning in 1995, the Company adopted SFAS No. 114, as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"). Under SFAS No. 114, the Company considers a loan impaired if it is ninety days or more past due as to principal and interest, or if management's credit risk assessment determines that it is probable that principal and interest will not be collected as contractually scheduled. In addition, loans which are restructured at market rates and comparable to loans with similar risks are considered impaired only in the year of the restructuring, so long as they continue to perform according to the restructured terms. Excluded from the impaired category, but otherwise considered non-accruing loans, are small balance homogeneous loans which are ninety days or more past due. Small balance homogeneous loans include residential mortgage loans, residential construction loans to individuals (excluding builder construction loans) and consumer loans. The Company evaluates a loan's level of impairment by measuring the net present value of the expected future cash flows using the loan's original effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. When the difference between the net present value of the impaired loan (or fair value of the collateral if the loan is collateral dependent) is lower than the recorded investment of the loan, the difference is provided to expense with a resulting valuation allowance.

Possible losses on loans are provided for under the accrual method of accounting. Assessing the adequacy of the allowance for possible loan losses involves substantial uncertainties and is based upon management's evaluation of the amount required to meet estimated losses inherent in the loan portfolio after weighing various factors. Among the factors management may consider are the quality of specific loans, risk characteristics of the loan portfolio generally, the level of non-accruing loans, current economic conditions, trends in delinquencies and charge-offs and collateral values of the underlying security. Ultimate losses may vary significantly from the current estimates. Losses on loans, including impaired loans, are charged against the allowance when management believes the collectability of principal is doubtful.

Provisions  for  possible  loan  losses  totalled  $770,000  for the year  ended
December 31, 1995. Included in that amount was $356,000 of provisions for possible losses related to loans impaired under SFAS No. 114. There were no provisions for possible loan losses for the years 1994 and 1993. Provisions result from management's continuing internal review of the loan portfolio as well as its judgment as to the adequacy of the reserves in light of the condition of the regional real estate market and the economy generally. As a result of increased loans, there is an expectation that the Bank will continue to find it necessary to make provisions for possible loan losses in the future. See "Financial Condition - Non-Performing Assets."

The Bank's total allowance for possible loan losses was $6.6 million or 194.3% of non-accruing loans at December 31, 1995 compared to $7.2 million or 99.0% at December 31, 1994 and $7.7 million or 70.0% at December 31, 1993.

Noninterest Income
Noninterest income consists of net gains or losses from sales of securities, net gains from sales of loans and loan servicing rights, fee and other noninterest income.

Noninterest income increased to $3.7 million for the year ended December 31, 1995 compared to $2.6 million in 1994. The primary reason for the increase from 1994 to 1995 was increased gains from sales of loans and loan servicing rights, which rose by $1.2 million from the gain of $260,000 in 1994 to the gain of $1.4 million in 1995. Loan fees also increased by $84,000 from $393,000 in 1994 to $477,000 in 1995.

Noninterest income decreased to $2.6 million for the year ended December 31, 1994 compared to $3.2 million in 1993. The primary reason for the decrease from 1993 to 1994 was decreased gains from sales of loans which fell by $470,000 from the gain of $730,000 in 1993 to the gain of $260,000 in 1994. Loan fees also decreased by $251,000 from $644,000 in 1993 to $393,000 in 1994.

Noninterest Expenses
Noninterest expenses increased by $54,000 (0.3%) to $19.2 million for the year ended December 31, 1995 compared to $19.2 million in 1994. This increase is primarily due to a $1.3 million increase in salary and employee benefits, and building and equipment costs, offset by a decrease of $1.2 million in foreclosed property expenses.

Noninterest expenses increased by $0.8 million (4.3%) to $19.2 million for the year ended December 31, 1994 compared to $18.4 million in 1993. This increase is primarily due to a $1.3 million increase in salary and employee benefits, offset by decreases in various foreclosed property expenses.

Salaries and employee benefits increased by $855,000 (10.5%) to $9.0 million for the year ended December 31, 1995 from $8.1 million in 1994 and $6.8 million in 1993. The increases for both years were primarily due to costs associated with increases in personnel of 6% in 1995 and 10% in 1994 to support business growth.

Building and equipment costs increased $456,000 to $3.3 million for 1995 compared to $2.8 million in 1994 and $2.6 million in 1993. The increase in 1995 was due in part to costs associated with the opening of our new branch in Andover, Massachusetts as well as the consolidation of our operations from multiple low technology sites to a single high technology site in Lowell, Massachusetts.

Expenses associated with foreclosed property totalled $784,000 for the year ended December 31, 1995 compared to $2.0 million in 1994. These expenses include $361,000 of additional write-downs of the carrying values of properties during 1995 compared to $1.1 million in 1994. Other expenses associated with the ownership of foreclosed property totalled $423,000 in 1995 compared to $934,000 in 1994. While the regional economy and real estate market continues to recover from the difficulties of the past several years, there is no assurance that the Bank will not experience further write-downs in the carrying values of foreclosed property.

Expenses associated with foreclosed property totalled $2.0 million for the year ended December 31, 1994 compared to $3.0 million in 1993. These expenses include $1.1 million of additional write-downs of the carrying values of properties during 1994 compared to $1.4 million in 1993. Other expenses associated with the ownership of foreclosed property totalled $934,000 in 1994 compared to $1.1 million in 1993.

Other operating expenses increased by $83,000 (.02%) to $6.2 million for the year ended December 31, 1995. During 1995 the FDIC lowered its deposit insurance rates which resulted in a $363,000 reduction in deposit insurance expense. This was offset by an overall 8.5% increase in other operating expenses. Other operating expenses for 1994 and 1993 remained flat at $6.1 million

During 1994 the Company closed two branch offices at an estimated cost of $537,000, which was offset by a recovery of $420,000 from the opening of a branch office previously abandoned.

Income Taxes
The net provision for income taxes amounted to $75,000 in 1995 compared to a benefit of $805,000 recorded in 1994. The amounts recorded in each year were based on management's quarterly review of the realizability of the deferred tax asset, and reflects management's analysis of future taxable income. Management has valued the deferred tax asset in accordance with regulatory guidelines which provide for a one year income outlook and which results in a valuation reserve of $4.2 million at December 31, 1995. The Company has achieved three consecutive years of profitability and has a favorable future earnings outlook. There has also been a significant decline in nonperforming assets. To the extent the Company utilized an income outlook beyond the one year regulatory guideline, there could have been a significant tax benefit recorded in 1995.

                               FINANCIAL CONDITION

Total assets amounted to $808.8 million at December 31, 1995, an increase of $1.9 million or .24% from $806.9 million at December 31, 1994. During 1995 there was an increase of $70.2 million in loans and a decrease of $71.0 million in investment and mortgage-backed securities.

Loans
At December 31, 1995, the loan portfolio, excluding the allowance for possible loan losses, was $500.1 million, representing 61.8% of total assets, compared to $429.8 million or 53.3% of total assets at December 31, 1994. See Item 1 -
"Business - Lending Activities - General" for a table setting forth the composition of the loan portfolio of the Bank at the end of each of the past five years.

Loan Origination

The following table summarizes the activity for loan originations for the three years ended December 31, 1995:
-------------------------------------------------------------------------------

                                    1995          1994          1993
                                    ----          ----          ----

                                                 (Dollars in thousands)

    Residential                   $ 91,700     $109,100      $101,900
    Commercial Real Estate          15,800       14,700         3,800
    Construction                    42,800       43,600        31,800
                                  --------     --------      --------
          Total                    150,300      167,400       137,500

    Commercial                      32,100       51,300         9,000
                                  --------     --------      --------

    Aircraft                        15,700          700          --
    Automobile                      64,000       37,400          --
    Other Consumer                  14,600       15,000         9,400
                                  --------     --------      --------
          Total                     94,300       53,100         9,400

Total Loan Originations           $276,700     $271,800      $155,900
                                  ========     ========      ========

-------------------------------------------------------------------------------

The increases in loan originations are primarily attributable to stabilization in the New England commercial real estate market and an increase in consumer borrowing demand in the Massachusetts and New Hampshire economies generally. During 1994 the Bank initiated an indirect automobile lending program which resulted in $64.0 million and $37.4 million of originations for the years ending December 31, 1995 and 1994, respectively. Originations of aircraft loans, a new lending activity for the Bank, totalled $15.7 million in 1995 compared to $700,000 in 1994.

Non-Performing Assets
Non-performing assets consist of non-accruing and restructured loans (including loans impaired under SFAS No. 114), and foreclosed property. Non-performing assets totalled $6.2 million at December 31, 1995, compared to $10.3 million at December 31, 1994 and $17.4 million at December 31, 1993. See Item 1 - "Business
- Current Market Conditions."

The Bank's practice is to discontinue the accrual of interest on all loans (including loans impaired under SFAS No. 114) for which payment of interest or principal is ninety days or more past due or for such other loans as considered necessary by management if collection of interest and principal is doubtful. When a loan is placed on non-accrual status, all previously accrued but uncollected interest is reversed against current period interest income.

At December 31, 1995, the principal balance of restructured loans was $1.0 million. There were no restructured loans outstanding in 1994 and 1993.

If the non-accruing and restructured loans at December 31, 1995 and 1994 had been current in accordance with their original terms, the amount of interest income that would have been recorded is $389,000 and $754,000, respectively. The amount of interest collected and recorded as income in 1995 on these loans was $511,000. The amount of interest collected on these loans in 1994 was $576,000 of which $116,000 was recorded as income.

Foreclosed property at December 31, 1995 totalled $1.8 million compared to $3.0 million at December 31, 1994 and consists mainly of real estate collateral from loans which were foreclosed.

At December 31, 1995, the recorded investment in loans that are considered to be impaired under SFAS No. 114 totalled $1.9 million of which $663,000 had a related allowance for possible loan losses of $272,000. The remaining $1.2 million of impaired loans did not require a related allowance for possible loan losses. The average recorded investment in impaired loans during 1995 was approximately $1.4 million.

Interest  income  recognized  on  impaired  loans,   using  the  cash  basis  of
accounting, amounted to approximately $166,000 for the year ended December 31, 1995.

The following table shows the composition of non-performing assets for the five years ended December 31, 1995.

----------------------------------------------------------------------------------------------
                                        1995        1994       1993      1992         1991
                                        ----        ----       ----      ----         ----
                                                  (Dollars in thousands)
Non-accruing loans:
    Real estate                        $ 2,559    $ 6,548    $ 9,743    $15,816      $30,374
    Other                                  814        776      1,325      1,974        2,768
                                       -------    -------    -------    -------      -------
Total non-accruing loans                 3,373      7,324     11,068     17,790       33,142

Restructured loans                       1,043       --         --        4,447        4,325
Foreclosed property                      1,756      3,038      6,360     12,125       15,847
                                       -------    -------    -------    -------      -------
Total non-performing assets            $ 6,172    $10,362    $17,428    $34,362      $53,314
                                       =======    =======    =======    =======      =======
Percentage of non-performing
      to total assets                   0.76%      1.28%      2.70%      6.78%       10.44%
Percentage of allowance for
      possible loan losses
      to non-accruing loans            194.3%     98.82%     70.00%     66.10%       55.20%
-----------------------------------------------------------------------------------------------

The following table summarizes the activity of foreclosed property during the year ended December 31, 1995:

------------------------------------------------------------------------------------------------------------------
                                                                                          Other
                                      Residential      Construction      Commercial     Repossessed
                                      Real Estate       Real Estate     Real Estate       Assets          Total
                                      -----------      ------------     -----------     ------------      -----
                                                                       (Dollars in thousands)
Balance at beginning of year              $  558            $  822          $1,615       $   43           $3,038

         Transfer from loans                 982               ---              55         1,619           2,656
         Write-downs                         (61)              (14)           (286)         ---             (361)
         Sales                            (1,073)             (768)           (233)      (1,503)          (3,577)
                                          -------          --------        --------      -------          -------

Balance at end of year                    $  406           $    40          $1,151       $  159           $1,756
                                          =======          ========         =======      =======          ======
------------------------------------------------------------------------------------------------------------------

Allowance for Possible Loan Losses

The following table summarizes the activity in the allowance for possible loan losses for the five years ended December 31, 1995:

-------------------------------------------------------------------------------------------------------------------------
                                             1995              1994           1993               1992             1991
                                             ----              ----           ----               ----             ----
                                                          (Dollars in thousands)
Balance at beginning of year               $7,237          $ 7,747         $11,759            $18,304          $17,601
Provision for possible loan losses            770            ----             ----              ----            10,952

Charge offs:
          Mortgage                        (1,448)           (1,703)         (4,081)            (5,323)          (7,893)
          Construction                       (96)               (5)           ----               (652)          (1,179)
          Commercial                        (230)             (248)         (1,023)              (788)          (3,035)
          Consumer                          (711)             (155)           (467)              (583)            (792)
                                          -------         ---------       ---------          ---------        ---------
                  Total Charge-offs       (2,485)           (2,111)         (5,571)           ( 7,346)         (12,899)
                                          -------         ---------       ---------           --------         --------
Recoveries:
          Mortgage                           234               535             649                479              922
          Construction                       279               240               2                  7               44
          Commercial                         431               727             815                240            1,661
          Consumer                            86                99              93                 75               23
                                          -------         ---------      ----------         ----------        --------

                  Total recoveries         1,030             1,601           1,559                801            2,650

Net Charge-offs                           (1,455)             (510)         (4,012)           ( 6,545)         (10,249)
                                        ---------            ------       ---------           --------         --------

Balance at end of year                    $6,552            $7,237         $ 7,747            $11,759          $18,304
                                          =======           =======        ========           ========         =======
Ratio of net charge-offs to
  average loans outstanding                 0.30%             0.16%           1.40%              1.98%            2.54%
--------------------------------------------------------------------------------------------------------------------------

The following table summarizes the allocation of the allowance for possible loan losses for the five years ended December 31, 1995:

-----------------------------------------------------------------------------------------------------------------------------
                               1995                1994                 1993                 1992              1991
                            ----------          ----------           ----------           ----------        -------
                                      Loan                Loan                 Loan                 Loan                Loan
                                  Category            Category             Category             Category            Category
                                 as a % of           as a % of            as a % of            as a % of           as a % of
                                     Total               Total                Total                Total               Total
                         Amount       Loan    Amount      Loan     Amount      Loan     Amount     Loan    Amount       Loan
Loan Category         Allocated  Portfolio Allocated Portfolio  Allocated Portfolio  Allocated Portfolio Allocated Portfolio
-------------         ---------  --------- --------- ---------  --------- ---------  --------- --------- --------- ---------
                                                                                  (Dollars in thousands)
Real Estate:
    Residential          $2,848        47%   $ 4,835       62%    $ 1,070      70%     $ 3,232     70%   $ 5,607      72%
    Commercial            1,059        11      1,032        6       2,602      10        3,873     13      6,342      12
    Construction            381         3        170        4       2,297       5        2,294      2      2,939       2
                          -----     ------     -----    ------   --------   ------    --------  ------  --------   -----
Total Real Estate         4,288        61      6,037       72       5,969      85        9,399     85     14,888      86

Commercial                  758        13        482       13       1,389       5        1,597      3      2,145       3
Consumer                  1,506        26        718       15         389      10          763     12      1,271      11
                         ------      -----    ------    ------   --------   ------    --------   -----  --------   -----

         Totals          $6,552       100%    $7,237      100%     $7,747     100%     $11,759    100%   $18,304     100%
                         ------       ----    ------      ----     ------     ----     -------    ----   -------     ----

Notwithstanding the foregoing allocations, the entire allowance for possible loan losses is available to absorb charge-offs in any category of loans.

-----------------------------------------------------------------------------------------------------------------------------

Investments
At December 31, 1995, the Company's investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank ("FHLB") stock and Savings Bank Life Insurance Company of Massachusetts stock, totalled $275.9 million or 34.1% of assets, compared to $346.9 million or 43.0% of assets at December 31, 1994. The portfolio included U.S. government and agency obligations having a book value of $17.1 million and a fair value of $17.1 million and mortgage-backed securities with a book value of $209.8 million and a fair value of $207.3 million. Interest and dividend income on the Company's investment portfolio generated 32.3% of total interest and dividend income for the year ended December 31, 1995. During 1995 the investment portfolio decreased by $71.0 million.

To identify and control risks associated with the investment portfolio, the Company has established policies and procedures, which include stop loss limits and stress testing on a periodic basis.

The  Company  does not have  any  investments  in off  balance  sheet  financial instruments,  except  as  noted  in  footnote  9 to the  consolidated  financial statements included in response to Item 8 - "Financial Statements and Supplementary Data" of this report.



The following table sets forth the composition of the investment portfolio for the years indicated:

---------------------------------------------------------------------------------------------------------------


                                                              1995                1994               1993
                                                         --------------      --------------      ------------
                                                                         (Dollars in thousands)
 Short-term investments:
     Interest bearing deposits                            $   5,086         $      217             $     24
     Federal funds sold                                       4,500              2,500                3,550
                                                          ---------          ---------            ---------
 Total short-term investments                                 9,586              2,717                3,574

 Investment securities held-to-maturity:
     U.S. government & agency obligations                    17,080             54,271               38,887
     Mortgage backed securities                             118,018            209,747              218,384
     Other bonds and obligations                              ---               31,039               22,133
                                                          ---------          ---------            ---------
 Total investment securities held-to-maturity               135,098            295,057              279,404

 Investment securities available-for-sale:
     Mortgage-backed securities                              91,781             35,200               36,401
     Other bonds and obligations                             23,372               ---                  ---
                                                            -------           --------             -------
 Total investment securities available for sale             115,153             35,200               36,401

 Stock in Federal Home Loan Bank of Boston                   14,869             12,775                9,250
 Stock in Savings Bank Life Insurance Company                 1,194              1,194                1,194
                                                          ---------          ---------           ----------

 Total investments                                         $275,900           $346,943             $329,823
                                                           ========           ========             ========

 Percent of total assets                                     34.1%              43.0%                51.1%

     For further information regarding the Company's investment portfolio, including information regarding amortized cost and fair value as of December 31, 1995, see notes 1, 2 and 18 to the Company's consolidated financial statements included in response to Item 8 hereof.

---------------------------------------------------------------------------------------------------------------

Set forth below is a breakdown of yields and scheduled maturities for the amortized cost of indicated investment securities at December 31, 1995.

------------------------------------------------------------------------------------------------------------------------


                                          U.S.                   Other
                                       government                bonds                 Mortgage-
                                       and agency                 and                   backed
                                       obligations            obligations             securities                Total

                                                                   (Dollars in thousands)

 Due in 1 year or less:
                 Amount                    $17,080                $3,810                2,841                $23,731
                  Yield                       6.05%                 6.71%                6.28%                  6.18%

 Due from 1 to 2 years:
                 Amount                     ---                    1,406               21,728                 23,134
                  Yield                     ---                     6.79%                4.86%                  4.97%

 Due from 2 to 3 years:
                 Amount                     ---                    3,311               13,159                 16,470
                  Yield                     ---                     5.46%                4.88%                  5.00%

 Due from 3 to 5 years:
                 Amount                     ---                   14,914                  ---                 14,914
                  Yield                     ---                     5.62%                 ---                   5.62%
Due from 5 to 10 years:
                 Amount                     ---                      158               11,254                 11,412
                  Yield                     ---                     6.80%                5.05%                  5.08%

    Due after 10 years:
                 Amount                     ---                      ---              161,267                161,267
                  Yield                     ---                      ---                 6.51%                  6.51%
                                           -----------            -----------        ---------              ---------

                 Total
                 Amount                    $17,080                $23,599            $210,249               $250,928
                  Yield                       6.05%                  5.85%              6.15%                   6.12%


------------------------------------------------------------------------------------------------------------------------

Deposits
Deposits have historically been the Bank's primary source of funds for lending and investment activities. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition. At December 31, 1995 the Bank had total deposits of $491.5 million, representing a net increase of $34.6 million compared to $456.9 million at December 31, 1994. During 1995, the Bank aggressively marketed time deposits resulting in increases of $45.6 million in time deposits, offset by a decrease of $11.0 million in other deposits.

While deposit flows are by nature unpredictable, management attempts to manage its deposits through selective pricing. Because of the uncertainty of market conditions, it is not possible for the Bank to predict how aggressively it will compete for deposits in the future or the likely effect of any such decision on deposit levels, interest expense and net interest income. Strategies are currently in place to aggressively market more stable deposit sources in such accounts as NOW and Regular Checking.

The following table sets forth the composition of average deposits and rates for the years indicated with respect to categories exceeding 10% of total average deposits:

-------------------------------------------------------------------------------------------------------------------



                                                 1995                    1994                      1993
                                                ------                  ------                    -----

                                                     Weighted                Weighted                   Weighted
                                                      Average                 Average                    Average
                                                     Interest                Interest                   Interest
                                          Amount       Rate        Amount      Rate          Amount       Rate
                                          ------     --------      ------    ---------       ------     --------
                                                                       (Dollars in thousands)

NOW                                    $ 28,664        1.13%     $ 30,086       1.18%         $ 29,186     1.59%
Money market accounts                    79,593        1.99       105,181       2.10           119,000     2.55
Savings and notice accounts              51,069        1.60        58,514       1.33            62,072     1.76
Time deposits                           294,473        5.81       203,500       4.46           174,285     4.56
                                        -------                  --------                     --------

Total interest bearing deposits         453,799        4.37       397,281       3.13           384,543     3.26

Demand deposits                          23,550                    15,982                       12,238
                                      ---------                 ---------                     --------


Total deposits                         $477,349                  $413,263                     $396,781
                                       ========                  ========                     ========

-------------------------------------------------------------------------------------------------------------------



At December 31, 1995, 1994, and 1993, outstanding certificates of deposits in denominations of $100,000 and over had maturities as follows:
-------------------------------------------------------------------------------

Remaining Term to Maturity         1995                1994              1993
--------------------------        ---------           -----             -----
                                              (Dollars in thousands)
     Three months or less         $ 3,265          $ 2,821           $ 3,973
     Three to six months            8,324            2,596             2,728
     Six to twelve months          10,549            3,195             2,369
     Over twelve months             2,067           11,246             4,144
                                 --------         --------          --------

     Total                        $24,205          $19,858           $13,214
                                  =======          =======           =======

------------------------------------------------------------------------------

Borrowed Funds
The Bank is a member of the Federal Home Loan Bank ("FHLB") and is entitled to borrow from the FHLB by pledging certain assets. The Bank also utilizes short term repurchase agreements, generally with maturities less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. Borrowings are an alternative source of funds compared to deposits and totalled $245.6 million at December 31, 1995 compared to $279.9 million and $185.0 million at December 31, 1994 and 1993, respectively. The decrease in borrowings in 1995 from 1994 was a result of an increase in deposit accounts. The increase in borrowings in 1994 was used to fund loan growth.


The following table summarizes the maximum and average amounts of short-term borrowings outstanding during 1995, 1994 and 1993 together with the weighted average interest rates thereon.

----------------------------------------------------------------------------------------------------------------------------

                                            For the Year Ended December 31, 1995              At December 31, 1995
                                            ------------------------------------        --------------------------
                                   Maximum           Average           Weighted                           Weighted
                                   Amount            Amount            Average          Amount            Average
                                   Outstanding       Outstanding       Interest Rate    Outstanding       Int. Rate
                                                              (Dollars in thousands)

FHLB Borrowings                     $285,372           $263,298           6.22%         $219,673           6.10%
Repurchase Agreements                27,019               8,432           5.50             25,896          5.72


                                            For the Year Ended December 31, 1994              At December 31, 1994
                                            ------------------------------------        --------------------------
                                   Maximum           Average           Weighted                           Weighted
                                   Amount            Amount            Average          Amount            Average
                                   Outstanding       Outstanding       Interest Rate    Outstanding       Int. Rate
                                                              (Dollars in thousands)


FHLB Borrowings                     $255,489           $207,067          4.66%          $225,017           6.10%
Repurchase Agreements                55,131              11,399          5.47             54,931           5.94


                                            For the Year Ended December 31, 1993              At December 31, 1993
                                            ------------------------------------        --------------------------
                                   Maximum           Average           Weighted                           Weighted
                                   Amount            Amount            Average          Amount            Average
                                   Outstanding       Outstanding       Interest Rate    Outstanding       Int. Rate
                                                              (Dollars in thousands)

FHLB Borrowings                     $185,001           $108,722           3.80%         $185,001           3.82%

----------------------------------------------------------------------------------------------------------------------------

                           ASSET/LIABILITY MANAGEMENT

The Bank's asset/liability management strategy is designed to increase net interest income and provide adequate earnings in expected future interest rate environments. As part of this strategy, a balance is sought between the repricing characteristics of its' earning assets and funding sources while maximizing the spread between interest income and expense. The Bank adjusts the level of its liquid assets and the mix of its loans and investments based on management's judgment as to the quality of specific investment opportunities and the relative attractiveness of their maturities and yields.

In order to achieve a better repricing balance between its assets and liabilities, the Bank continued to originate and hold in portfolio adjustable rate residential mortgage loans. The Bank has a general policy of writing substantially all newly originated fixed rate residential loans to meet the requirements for sale in the secondary market. During 1995 the Bank originated $91.7 million of residential mortgages. Of that amount, $78.7 million was sold. The Bank's commercial real estate, construction, consumer, and commercial business lending programs also provide opportunities to better match the interest rate sensitivity of its loan portfolio and liabilities due to the adjustable rate or short term repricing characteristics of these types of loans. Total loans grew by $70.2 million during the year.

During  1995   investments   declined  by  $71.0  million  due  to   maturities,
amortization and prepayments. Most of this cash was redeployed to fund the growth in the loan portfolio.

The Bank offers competitive rates for longer term deposits. The rising interest rate environment early in 1995 made these types of investments more attractive to consumers and led to an increase in deposits of $34.6 million over the course of the year. Some of this growth was at the expense of lower yielding money market and savings deposits.

It is management's opinion that interest rates will continue to exhibit volatility. With this in mind, the Bank will continue to follow a strategy which seeks to achieve a balance in the repricing characteristics of its assets and liabilities and provide adequate earnings in all plausible interest rate environments.

The following table sets forth the maturity and repricing information relating to interest sensitive assets and liabilities at December 31, 1995. Fixed-rate mortgage loans and mortgage-backed investments are shown in the table in the time period corresponding to computed principal amortization based on their respective contractual maturity. Short term investments, adjustable-rate loans, investment securities and adjustable mortgage-backed investments are allocated to the period in which the rates would be next adjusted. The table reflects an "expected" prepayment assumption on residential loans and mortgage-backed investments. This prepayment assumption was derived from both past experience and a market consensus of prepayment speeds for similar types of loans and mortgage-backed investments. Since regular savings accounts and NOW accounts are not subject to contractual interest rate adjustments, such accounts have been included in the other deposits category and are assumed to reprice within 1-3 years. The Bank believes these deposits are less interest rate sensitive over long periods of time.

---------------------------------------------------------------------------------------------------------------


                                                                  December 31, 1995

                                        1-180         181-365         1-3        3-5      5+
                                         Days          Days          Years      Years     Years      Total
                                        -----         -------        -----      -----     -----      -----

                                                                  (Dollars in thousands)
Interest-earning assets:

   Short-term  investments           $  9,586      $     ---     $    ---     $   ---  $    ---    $  9,586
   Investment securities               54,130            184          999         ---     1,201      56,514
   Mortgage-backed securities          89,573         69,316       32,301       3,842    14,768     209,800
   Loans held for sale                  5,821            ---          ---         ---       ---       5,821
   Fixed rate loans                    27,512         20,342       50,257      50,985   111,876     260,972
   Adjustable rate loans               95,484         53,489       22,540      48,036    13,709     233,258
                                    ---------       --------     --------     -------   -------     -------

   Total rate sensitive assets        282,106        143,331      106,097     102,863   141,554     775,951
                                     --------        -------     --------     -------   -------     -------

Interest-bearing liabilities:

   Money market deposit accounts       73,730            ---          ---         ---       ---      73,730
   Certificates of deposit            103,767         69,242       70,850      24,658    38,182     306,699
   Other deposits                         ---            ---       80,649         ---       ---      80,649
   Borrowed funds                     111,996         37,000       96,493         ---        80     245,569
                                      --------      --------      -------     --------  -------    --------

   Total rate sensitive liabilities   289,493        106,242      247,992      24,658    38,262     706,647
                                      --------       -------      -------     --------  -------    --------

Excess (deficiency) of
   interest sensitive assets
   over interest sensitive
   liabilities                       $ (7,387)       $37,089    $(141,895)   $ 78,205  $103,292   $ 69,304
                                     =========       =======    ==========    ======== =========   ========
Cumulative excess
   (deficiency) of interest
   sensitive assets over
   interest sensitive
   liabilities                       $ (7,387)       $29,702    $(112,193)    $(33,988 $ 69,304
                                     =========       =======    ==========    ======== =========
Cumulative excess
   (deficiency)
   percentage of
   total assets                       (0.91)%        3.67%       (13.87)%      (4.20)%   8.57%




----------------------------------------------------------------------------------------------------------------

The following table reflects the scheduled maturities of selected loans at December 31, 1995:

--------------------------------------------------------------------------------------------------------


                                                             One
                                           One             Through           Over
                                          Year              Five             Five
                                         or Less            Years            Years             Total
                                                   (Dollars in thousands)

Construction loans                       $14,210          $   ---          $   ---            $14,210
Commercial loans                          14,640            52,097             ---             66,737
                                        --------           -------         --------          --------

Total                                    $28,850           $52,097         $   ---            $80,947
                                         =======           =======         ========           =======


A summary of the above categories of loans due after one year as to the rate variability follows (dollars in thousands):

With predetermined rates                                   $21,471
With floating or adjustable rates                           30,626

Total maturing or repricing after one year                 $52,097
                                                           =======

----------------------------------------------------------------------------------------------------------




                         LIQUIDITY AND CAPITAL RESOURCES

The Bank's principal sources of liquidity are customer deposits, borrowings from the FHLB, repurchase agreements, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments and loan sales.

Management believes it is prudent to maintain an investment portfolio that not only provides a source of income, but also provides a potential source of liquidity to meet lending demand and deposit flows. The Bank adjusts the level of its liquid assets and the mix of its loans and investments based upon managements's judgment as to the quality of specific investment opportunities and the relative attractiveness of their maturities and yields. At December 31, 1995, short-term investments, bonds and obligations, and mortgage-backed investments totalled $275.9 million, 23% of which either matures or is estimated to be prepaid within one year. At December 31, 1994, short term investments, bonds and obligations, and mortgage backed investments totalled $346.9 million, 73% of which matured within one year.

At December 31, 1995, the Bank had total outstanding borrowings of $245.6 million, 61% of which matures within one year. In 1994 the Bank had outstanding borrowings of $279.9 million, 74% of which matured in one year.

At December 31, 1995, the Bank had outstanding commitments to loan funds under mortgage, construction and commercial loans and home equity lines of credit, amounting to $56.0 million, compared to $52.9 million in 1994. Management believes the sources of liquidity previously discussed are sufficient to meet its commitments.

Net cash provided by operating activities totalled $5.9 million in 1995 compared to $13.8 million in 1994. Net income was $7.5 million compared to a net income of $6.5 million for the respective periods. Included in these amounts were non-cash write-downs of foreclosed properties of $361,000 in 1995 and $1.0 million in 1994. The provision for possible loan losses recorded in 1995 was $770,000. There was no provision for possible loan losses recorded for 1994. Net cash provided by operating activities totalled $13.8 million in 1994 compared to $9.9 million in 1993. Net income was $6.5 million compared to a net income of $7.0 million for the respective periods. Included in these amounts were non-cash write-downs of foreclosed properties of $1.0 million in 1994 and $1.4 million in 1993. No provision for possible loan losses was recorded in 1994 or 1993.

Net cash provided by investing activities totalled $5.8 million for the year ended December 31, 1995 compared to net cash used of $162.7 million in 1994 and $157.2 million in 1993. The 1995 decrease in net cash used by investing activities over 1994 was primarily attributable to a reduction in the purchase of investment securities. The 1994 increase in net cash used by investing activities over 1993 was primarily attributable to increased loan originations.

Net cash used in financing activities totalled $3.0 million for the year ended December 31, 1995 compared to net cash provided of $152.4 million for the comparable period in 1994 and $130.4 million in 1993. Net cash used to decrease borrowed funds (net of repayments) totalled $34.4 million in 1995, compared to $94.9 million (net of repayments) of cash provided in 1994. Net cash provided by deposits totalled $34.6 million in 1995 compared to of $58.6 million in 1994. Net cash of $2.2 million was used to pay dividends in 1995.

The  Bank  is  in  compliance  with  and  exceeds  Federal   regulatory  capital
requirements. The standards are 3% core capital, and 8% risk-adjusted capital on December 31, 1995.

                               IMPACT OF INFLATION

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

An important concept in understanding the effect of inflation on financial institutions is the distinction between monetary and non-monetary items. In a stable environment, monetary items are those assets and liabilities which are or will be converted into a fixed amount of dollars regardless of changes in prices. Examples of monetary items include cash, investment securities, loans, deposits and borrowings. Non-monetary items are those assets and liabilities which gain or lose general purchasing power as a result of the relationships between specific prices for the items and price change levels. Examples of non-monetary items include premises and equipment and real estate in foreclosure. In the recent environment in the New England region, where real estate values have dramatically decreased, the deflationary impact of changing prices of real estate securing loans significantly affects a financial institution's performance. Additionally, interest rates do not necessarily move in the same direction, or in the same magnitude, as the prices of goods and services as measured by the consumer price index. In a volatile interest rate environment, liquidity and the management of the maturity structure of assets and liabilities are critical in maintaining acceptable profitability levels.

                         RECENT ACCOUNTING DEVELOPMENTS

Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" became effective for the Company in 1993 and requires a balance sheet approach in accounting for the effects of income taxes. A tax provision of $75,000 was recorded in 1995 compared to a benefit of $805,000 recorded in 1994. There was no cumulative effect of this change in accounting principle as of January 1, 1993 on the accompanying consolidated financial statements.

As of December 31, 1993, the Company adopted SFAS No. 115, entitled "Accounting for Certain Debt and Equity Securities." SFAS No. 115 establishes standards of financial accounting and reporting for investments in equity securities that have readily determinable fair values and all investments in debt securities.

The effect of implementing SFAS No. 115 was that certain investment securities were designated as available-for-sale and adjustments related to unrealized gains and losses with respect thereto were reflected in stockholders' equity, at December 31, 1993.

At December  31,  1995 the Bank  reassessed  its  classification  of  investment securities held-to-maturity and reclassified $82.3 million of investment securities available-for-sale as allowed by the special report of implementation of SFAS No. 115. This reclassification does not call into question the Company's intent to hold its remaining investment securities classified as held-to-maturity.

In May, 1993 the Financial Accounting Standards Board (FASB) issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118 ("SFAS No. 114, as amended"), which requires that impaired loans, as defined, be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. This pronouncement amends SFAS No. 5, "Accounting for Contingencies," to clarify that a creditor should evaluate the collectability of both contractual interest and contractual principal of all receivables when assessing the need for a loss accrual. This pronouncement also amends SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring," to require that a creditor measure all loans that are restructured in a troubled debt restructuring involving a modification of terms in accordance with this statement.

This pronouncement applies to financial statements for fiscal years beginning after December 15, 1994, although earlier application was encouraged. SFAS No. 114, as amended, is applicable to all loans (including troubled debt restructurings), uncollateralized as well as collateralized, except large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, loans that are measured at fair value or the lower of cost or fair value, leases as defined by SFAS No. 13 and debt securities as defined in SFAS No. 115. The adoption of this accounting change did not have a material effect on the financial position or results of operations of the Company.

In October 1994, the FASB issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments." The Statement is effective for financial statements issued for fiscal years ending after December 15, 1994. Derivative financial instruments, as defined by SFAS No. 119, include futures, forwards, swaps, or option contracts, or other financial instruments with similar characteristics. The Company did not have any such instruments as of December 31, 1995 or 1994, except as noted in footnote 9 to the consolidated financial statements included in response to Item 8 - "Financial Statements and Supplementary Data" of this report.

In March 1995, the FASB issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which is to become effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement also requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of the carrying amount or fair value less cost to sell. Management anticipates that the application of the new statement will not have a significant impact on the results of operations or financial condition.

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights", which is to become effective for fiscal years beginning after December 15, 1995. SFAS No. 122 requires that a mortgage banking enterprise recognize as separate assets rights to service mortgage loans for others regardless of the manner in which the servicing rights are acquired. In addition, capitalized mortgage servicing rights are required to be assessed for impairment based on the fair value of those rights. The impact of this statement depends on the volume of mortgage loans originated and sold, and servicing rights retained. The current practice of the Company is to sell most of the mortgage loans it originates with servicing released. Therefore, management believes the adoption of this statement will not have a material effect on the financial position or results of operations of the Company.

In December, 1995, the FASB issued SFAS No. 123, "Stock-Based Compensation", which is to become effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires employee stock-based compensation be either recorded or disclosed at its fair value. Management will continue to account for employee stock-based compensation under Accounting Principles Board Opinion No. 25 and will not adopt the new accounting provisions for employee stock-based compensation under SFAS No. 123, but will include the additional required disclosures in the 1996 consolidated financial statements.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of FIRST ESSEX BANCORP, INC.:

We have audited the accompanying consolidated balance sheets of First Essex Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 1995 and 1994, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Essex Bancorp, Inc. and subsidiaries at December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As explained in Note 1 to the financial statements, the Company prospectively adopted, effective January 1, 1993, Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," and adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as of December 31, 1993.




                                                       ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 17, 1996

                            FIRST ESSEX BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                                     December 31,
                                                                                     ------------
                                                                             1995                      1994
                                                                             ----                      ----
                                                                                (Dollars in thousands)
                                     ASSETS


Cash and cash equivalents                                                 $  27,308                 $  18,714
Investment securities available-for-sale (Note 2)                           115,153                    35,200
Investment securities held-to-maturity
   (fair value $133,651,000 and $284,341,000) (Note 2)                      135,098                   295,057
Stock in Savings Bank Life Insurance Company                                  1,194                     1,194
Stock in Federal Home Loan Bank of Boston (Note 6)                           14,869                    12,775
Mortgage loans held-for-sale                                                  5,821                     2,930
Loans receivable, less allowance for possible loan losses of
   $6,552,000 and $7,237,000 (Note 3)                                       487,678                   419,644
Foreclosed property, net of valuation reserve of
    $1,316,000 and $1,934,000                                                 1,756                     3,038
Bank premises and equipment (Note 4)                                         10,047                     8,347
Accrued interest receivable                                                   4,466                     4,537
Other assets                                                                  5,402                     5,436
                                                                          ---------                 ---------

   Total assets                                                           $ 808,792                 $ 806,872
                                                                          =========                 =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Depositors' accounts (Note 5)                                             $ 491,469                 $ 456,878
Borrowed funds (Note 6)                                                     245,569                   279,948
Mortgagors' escrow accounts                                                     718                     1,804
Other liabilities                                                            10,864                    13,485
                                                                          ---------                 ---------

   Total liabilities                                                        748,620                   752,115
                                                                          ---------                 ---------

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY (Note 13)
Serial preferred stock $.10 par value per share; 5,000,000 shares authorized, no shares issued
Common stock $.10 par value per share; 25,000,000 shares
   authorized, 8,009,267 and 8,006,500 shares issued                            801                       801
Additional paid-in-capital                                                   58,208                    58,192
Retained earnings                                                            17,682                    12,638
Treasury stock, at cost, 1,986,000 shares                                   (15,842)                  (15,842)
Valuation allowance for unrealized losses on
   investment securities available-for-sale (Note 1)                           (677)                   (1,032)
                                                                          ---------                 ---------

   Total stockholders' equity                                                60,172                    54,757
                                                                          ---------                 ---------

   Total liabilities and stockholders' equity                             $ 808,792                 $ 806,872
                                                                          =========                 =========

The accompanying notes are an integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                       Year ended December 31,
                                                                       -----------------------
                                                                1995            1994          1993
                                                                ----            ----          ----

                                                        (Dollars in thousands, except per share amounts)
Interest and dividend income:
   Interest on mortgage loans                              $    26,024   $    20,399     $    19,342
   Interest on other loans                                      15,194         6,437           3,552
   Interest and dividends on investment securities               5,192         5,325           5,971
   Interest on mortgage-backed securities                       14,216        12,794           7,044
   Interest on federal funds sold                                  288           102             274
                                                           -----------   -----------     -----------

   Total interest and dividend income                           60,914        45,057          36,183
                                                           -----------   -----------     -----------
Interest expense:
   Interest on depositors' accounts                             19,844        12,424          12,530
   Interest on borrowed funds                                   17,237        10,283           4,124
                                                           -----------   -----------     -----------
   Total interest expense                                       37,081        22,707          16,654
                                                           -----------   -----------     -----------
Net interest income                                             23,833        22,350          19,529
Provision for possible loan losses (Note 3)                        770          --              --
                                                           -----------   -----------     -----------
Net interest income after provision
    for possible loan losses                                    23,063        22,350          19,529
                                                           -----------   -----------     -----------
Noninterest income:
   Net gain on sales of mortgage loans
    and mortgage servicing rights                                1,431           260             730
   Net loss on sales of investment securities                      (13)         --              --
   Loan fees                                                       477           393             644
   Other fee income                                              1,759         1,862           1,791
   Other                                                            54            46              30
                                                           -----------   -----------     -----------

   Total noninterest income                                      3,708         2,561           3,195
                                                           -----------   -----------     -----------
Noninterest expense:
   Salaries and employee benefits                                8,995         8,140           6,755
   Building and equipment                                        3,256         2,800           2,580
   Professional services                                         1,135         1,179           1,241
   Data processing                                               1,233           966             843
   Insurance                                                       690         1,146           1,289
   Expenses, gains and losses on,
    and write-downs of, foreclosed property                        784         2,007           2,959
   Other                                                         3,151         2,835           2,728
   Retail branch write-offs                                       --             117            --
                                                           -----------   -----------     -----------
   Total noninterest expense                                    19,244        19,190          18,395
                                                           -----------   -----------     -----------
Income before provision (benefit) for income taxes               7,527         5,721           4,329

Provision (benefit) for income taxes (Note 7)                       75          (805)         (2,621)
                                                           -----------   -----------     -----------
Net income                                                 $     7,452   $     6,526     $     6,950
                                                           ===========   ===========     ===========
Earnings per share (Note 1)                                $      1.22   $      1.08     $      1.15
                                                           ===========   ===========     ===========
Average common and equivalent shares outstanding             6,104,579     6,063,942       6,020,701
                                                           ===========   ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                 Years ended December 31, 1995, 1994 and 1993
                                                 --------------------------------------------
                                                                                           Valuation Allowance
                                                                                          For Unrealized Losses
                                                       Additional                         On Investment Securities
                                            Common      Paid-in     Retained   Treasury         Available-
                                             Stock      Capital     Earnings    Stock            For-Sale           Total
                                            ------     ----------   --------   --------   ------------------------  -----

                                                              (Dollars in thousands)

Balance at December 31, 1992              $     800   $ 58,152   $  1,509    $(15,842)        $   --              $ 44,619

Net income                                     --         --        6,950        --               --                 6,950
Cash dividends declared                        --         --         (662)       --               --                  (662)
Valuation allowance for
   unrealized losses on
   investment securities
   available-for-sale                          --         --         --          --               (158)               (158)
                                           --------   --------   --------    --------         --------            --------

Balance at December 31, 1993                    800     58,152      7,797     (15,842)            (158)             50,749

Net income                                     --         --        6,526        --               --                 6,526
Cash dividends declared                        --         --       (1,685)       --               --                (1,685)
Stock options exercised                           1         40       --          --               --                    41
Change in valuation allowance
   for unrealized losses on
   investment securities
   available-for-sale                          --         --         --          --               (874)               (874)
                                           --------   --------   --------    --------         --------            --------

Balance at December 31, 1994                    801     58,192     12,638     (15,842)          (1,032)             54,757

Net income                                     --         --        7,452        --               --                 7,452
Cash dividends declared                        --         --       (2,408)       --               --                (2,408)
Stock options exercised                        --           16       --          --               --                    16
Change in valuation allowance
   for unrealized losses on
   investment securities
   available-for-sale                          --         --         --          --                355                 355
                                           --------   --------   --------    --------         --------            --------

Balance at December 31, 1995               $    801   $ 58,208   $ 17,682    $(15,842)        $   (677)           $ 60,172
                                           ========   ========   ========    ========         ========            ========


The accompanying notes are an integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                        Year ended December 31,
                                                                                               1995          1994         1993
                                                                                               ----          ----         ----
                                                                                                      (Dollars in thousands)
Cash flows from operating activities:
   Net income                                                                              $   7,452    $   6,526    $   6,950
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for possible loan losses                                                            770         --           --
   Provision for depreciation and amortization                                                 1,603        1,411        1,216
   Gain on sale of foreclosed property                                                           (81)        (141)        (896)
   Write-down of foreclosed property                                                             361        1,023        1,423
   Amortization of investment securities discounts and premiums, net                           1,398        2,257        2,667
   Deferred income taxes                                                                          55         (825)      (2,621)
   Proceeds from sales of mortgage loans and servicing rights                                 80,135       39,883       36,610
   Mortgage loans originated for sale                                                        (81,595)     (37,275)     (37,096)
   Realized investment securities loss                                                            13         --           --
   Realized gains on mortgage loan sales and mortgage servicing rights, net                   (1,431)        (260)        (730)
   Decrease (increase) in accrued interest receivable                                             71         (803)          77
   Decrease (increase) in other assets                                                            34       (1,106)         568
   Increase (decrease) in other liabilities                                                   (2,917)       3,063        1,762
                                                                                           ---------    ---------    ---------
         Net cash provided by operating activities                                             5,868       13,753        9,930
                                                                                           ---------    ---------    ---------
Cash flows from investing activities:
   Proceeds from sales of available-for-sale securities                                       28,292        9,237         --
   Proceeds from maturities and principal payments of available-for-sale securities            2,688        3,320        1,692
   Proceeds from maturities and principal payments of held-to-maturity securities             78,687       90,301       84,604
   Purchases of available-for-sale securities                                                 (2,412)     (12,122)     (20,006)
   Purchases of held-to-maturity securities                                                   (2,094)    (111,729)    (231,396)
   Loans originated and purchased, net of principal collected                                (99,765)    (144,611)         120
   Proceeds from sales of foreclosed property                                                  3,658        5,155        8,104
   Receipts for foreclosed property                                                             --            245          302
   Purchases of bank premises and equipment                                                   (3,303)      (2,491)        (584)
                                                                                           ---------    ---------    ---------
         Net cash provided by (used in) investing activities                                   5,751     (162,695)    (157,164)
                                                                                           ---------    ---------    ---------
Cash flows from financing activities:
   Net decrease in demand deposits, NOW accounts and savings accounts                        (11,029)     (24,689)      (6,963)
   Net increase (decrease) of term deposits                                                   45,620       83,334       (7,022)
   Net increase (decrease) in borrowed funds with maturities of three months or less           7,544       13,001      (40,000)
   Proceeds from borrowed funds with maturities in excess of three months                    221,297      458,028      287,105
   Repayments of borrowed funds with maturities in excess of three months                   (263,220)    (376,082)    (102,104)
   Increase (decrease) in mortgagors' escrow accounts                                         (1,086)         356           52
   Dividends paid                                                                             (2,167)      (1,565)        (662)
   Stock options exercised                                                                        16           41         --
                                                                                           ---------    ---------    ---------
         Net cash (used in) provided by financing activities                                  (3,025)     152,424      130,406
                                                                                           ---------    ---------    ---------
         Net increase (decrease) in cash and cash equivalents                                  8,594        3,482      (16,828)
Cash and cash equivalents at beginning of the year                                            18,714       15,232       32,060
                                                                                           ---------    ---------    ---------
Cash and cash equivalents at end of the year                                               $  27,308    $  18,714    $  15,232
                                                                                           =========    =========    =========

Supplemental disclosures of cash flow information:
         Interest paid during the year                                                     $  37,032    $  21,974    $  16,346
         Income taxes paid during the year                                                      --           --           --

Supplemental schedule of noncash financing and investing activities:
         Real estate acquired through, or deeds in lieu of, foreclosure                    $   2,656    $   2,961    $   4,388
         Held-to-maturity securities reclassified to available-for-sale                    $  82,262         --           --
         Securitized loans transferred to investments available-for-sale                   $  28,305         --           --

The accompanying notes are an integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


                           PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of First Essex Bancorp, Inc. ("the Company"), and its principal subsidiary, First Essex Bank, FSB ("the Bank"). The 1993 financial statements also include amounts of First Essex Bancorp of New Hampshire, Inc., which was merged into First Essex Bancorp, Inc on December 1, 1993. All significant intercompany balances have been eliminated in consolidation.


             USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Operating results in the future could vary from the amounts derived from management's estimates and assumptions.


                              INVESTMENT SECURITIES

In May 1993, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under this statement, investments in debt securities may be classified as held-to-maturity and measured at amortized cost only if the Company has the positive intent and ability to hold such securities to maturity. Investments in debt securities that are not classified as held-to-maturity and equity securities that have readily determinable fair values are classified as trading securities or available-for-sale securities. Trading securities are investments purchased and held principally for the purpose of selling in the near term; available-for-sale securities are investments not classified as trading or held-to-maturity. Unrealized holding gains and losses for trading securities are included in earnings; unrealized holding gains and losses for available-for-sale securities are reported in a separate component of stockholders' equity. Effective December 31, 1993, the Company adopted SFAS No. 115 which resulted in a decrease to stockholders' equity of $158,000.

At December 31, 1995 the Bank made a one time reassessment of its classification of investment securities held-to-maturity and reclassified $82.3 million to investment securities available-for-sale, with an unrealized loss of $1.1 million, as allowed by the special report of implementation of SFAS No. 115. This reclassification does not call into question the Company's intent to hold its remaining investment securities classified as held-to-maturity.

Dividend and interest income, including amortization of premiums and discounts, is included in earnings for all categories of investment securities. Discounts and premiums related to debt securities are amortized using a method that approximates the level-yield method, adjusted for estimated prepayments in the case of mortgage-backed securities.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

In October 1994, the FASB issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". The statement is effective for financial statements issued for fiscal years ending after December 15, 1994. Derivative Financial Instruments, as defined by SFAS No. 119, include futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics. The Company did not have any such instruments as of December 31, 1995 and 1994, except as noted in Note 9.


                                LOANS RECEIVABLE

Real estate mortgage loans and other loans are stated at the amount of unpaid principal, net of the allowance for possible loan losses, unearned discounts and unearned net loan origination fees. Loan origination fees, discounts and certain direct loan origination costs are deferred and amortized as an adjustment to the related loan yield over the contractual life of the loan. When loans are sold or fully repaid, the unamortized fees, discounts and costs are recognized in income.

Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or greater past due or on other loans when management believes collection is doubtful. When a loan is placed on nonaccrual status, all interest previously accrued is reversed against current-period interest income.

The allowance for possible loan losses is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date. There are inherent uncertainties with respect to the final outcome of the Bank's loans and nonperforming loans. Because of these inherent uncertainties, actual losses may differ from the amounts reflected in these consolidated financial statements. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on borrowers, the performance of individual loans in relation to contract terms, and estimated fair values of underlying collateral. Losses are charged against the allowance when management believes the collectability of principal is doubtful.

Key elements of the above estimates, including assumptions used in independent appraisals, are dependent upon the economic conditions prevailing at the time of the estimates. Accordingly, uncertainty exists as to the final outcome of certain of the valuation judgments as a result of economic conditions in the region. The inherent uncertainties in the assumptions relative to projected sales prices or rental rates may result in the ultimate realization of amounts on certain loans that are significantly different from the amounts reflected in these consolidated financial statements.

Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 ("SFAS No. 114"). This standard requires that impaired loans be measured based on the present value of expected future cash flows discounted at each loan's effective interest rate or, as a practical expedient, at each loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The statement also changes the accounting for in-substance foreclosures and troubled debt restructurings. This statement is applied prospectively with any adjustment reflected in the provision for possible loan losses. The adoption of this statement did not have a material effect on the financial position or results of operations of the Company.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

Mortgage loans held-for-sale are carried at the lower of aggregate cost or fair value. Gains and losses on sales of mortgage loans are recognized at the time of sale and are adjusted when the interest rate charged to the borrower and the interest rate paid to the purchaser, after considering a normal servicing fee (in the case of mortgage-backed securities, a guarantee fee), differ. The resulting deferred premium on the sale of mortgage loans is amortized using a method that approximates the level-yield method over the remaining life of the related loans, adjusted for estimated prepayments. Actual prepayment experience is reviewed periodically, and when necessary, the deferred premium on sales of mortgage loans is adjusted accordingly.

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights", which is to become effective for fiscal years beginning after December 15, 1995. SFAS No. 122 requires an enterprise involved in mortgage banking activities to recognize, as separate assets, rights to service mortgage loans for others regardless of the manner in which the servicing rights are acquired. In addition, capitalized mortgage servicing rights are required to be assessed for impairment based on the fair value of those rights. The impact of this statement depends on the volume of mortgage loans originated and sold, and servicing rights retained. The current practice of the Company is to sell most of the mortgage loans it originates with servicing released. Therefore, management believes the adoption of this statement will not have a material effect on the financial position or results of operations of the Company.


                               FORECLOSED PROPERTY

Collateral acquired through foreclosure is recorded at the lower of cost or fair value, less estimated costs to sell, at the time of acquisition. A valuation allowance is established for the estimated costs to sell and is charged to expense. Subsequent changes in the fair value of other real estate owned are reflected in the valuation allowance and charged or credited to expense. Net operating income or expense related to foreclosed property is included in noninterest expense in the accompanying consolidated statements of operations. Because of current market conditions, there are inherent uncertainties in the assumptions with respect to the estimated fair value of other real estate owned. Because of these inherent uncertainties, the amount ultimately realized on other real estate owned may differ from the amounts reflected in the consolidated financial statements.


                            CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, amounts due from banks, interest-bearing deposits, federal funds sold and investments with original maturities of less than three months. Cash and cash equivalents are recorded at cost which approximates fair value.


                           BANK PREMISES AND EQUIPMENT

Real estate held for banking purposes, leasehold improvements and furniture and fixtures are stated at cost, less accumulated depreciation and amortization. Depreciation is computed principally on the straight-line method over estimated service lives. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the estimated useful lives of the assets or the related lease term. Expenditures for maintenance, repairs and renewals of minor items are charged to expense as incurred.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

                                  INCOME TAXES

Effective January 1, 1993, the Company adopted SFAS No. 109, "Accounting for Income Taxes," which recognizes income taxes under the liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting bases and the tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. The Company's deferred tax asset is reviewed quarterly and adjustments are recognized in the benefit for income taxes based on management's judgments relating to realizability. There was no cumulative effect of this change in accounting principle as of January 1, 1993 on the accompanying consolidated financial statements.


                               EARNINGS PER SHARE

Earnings per common share are calculated using the weighted average number of common shares and common stock equivalents outstanding.


                                RECLASSIFICATIONS

Certain reclassifications have been made to the 1994 and 1993 consolidated financial statements to conform to the 1995 presentation.


                        RECENT ACCOUNTING PRONOUNCEMENTS

In March 1995, the FASB issued SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which is to become effective for fiscal years beginning after December 15, 1995. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement also requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of the carrying amount or fair value less cost to sell. Management is currently evaluating the Company's fixed assets and anticipates that the application of the new statement will not have a significant impact on the results of operations or financial condition.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

2.  INVESTMENT SECURITIES

Investment securities at December 31, 1995 and 1994 follow:

----------------------------------------------------------------------------------------------------------------------------------
                                                       1995                                               1994
                                                       ----                                               ----
                                                                      (Dollars in thousands)

                                           Amortized      Unrealized   Fair             Amortized      Unrealized          Fair
                                             Cost       Gain    Loss   Value              Cost       Gain      Loss        Value
Investment securities held-to-maturity:
   U.S. government and
         agency obligations               $  17,080    $  42 $   ---  $ 17,122          $ 54,271   $  39   $   (611)     $  53,699
   Mortgage-backed securities               118,018       95  (1,584)  116,529           209,747      83    (10,071)       199,759
   Other bonds and obligations                ---       ---      ---      ---             31,039      95       (251)        30,883
                                            -------  ------- --------  --------          -------   -----   ----------    ---------
                                            135,098      137  (1,584)  133,651           295,057     217    (10,933)       284,341
Investment securities available-for-sale:
   Mortgage-backed securities                92,231      870  (1,320)   91,781            36,232     214     (1,246)        35,200
   Other bonds and obligations               23,599       32    (259)   23,372             ---      ---         ---          ---
                                            -------  -------  -------  -------          -------- --------   --------     ---------
                                            115,830      902  (1,579)  115,153            36,232     214     (1,246)        35,200

Total investment securities                $250,928   $1,039 $(3,163) $248,804          $331,289   $ 431   $(12,179)      $319,541
                                           ========   ====== ======== ========          ========  ======   =========      ========
----------------------------------------------------------------------------------------------------------------------------------

At December 31, 1995 and 1994, U.S. government obligations and mortgage-backed securities with amortized cost of $41,269,000 and $65,136,000, respectively, and fair value of $40,965,000 and $61,995,000, respectively, were pledged to collateralize certain deposit accounts and repurchase agreements.

The amortized cost of mortgage-backed securities available-for-sale at December 31, 1995 includes $54.1 million of collateralized mortgage obligations. There were no collateralized mortgage obligations included in mortgage-backed securities held-to-maturity.

For the year ended December 31, 1995, there were realized gross losses of $13,000 from the sale of investment securities. There were no gains or losses from the sale of investment securities in 1994. No investment securities were sold in 1993.

The following table shows the maturity distribution of the amortized cost of the Company's investment securities at December 31, 1995:

-------------------------------------------------------------------------------------------------------------------------------
                                                 Less than                                         Greater than
                                                  1 year          1-5 Years        5-10 Years       10 Years            Total
                                                  ------          ---------        ----------       ----------          -----
                                                            (Dollars in thousands)
Investment securities held-to-maturity:
   U.S. government and
         agency obligations                       $17,080          $  ---             $  ---          $    ---        $ 17,080
   Mortgage-backed securities (1)                     758             621                 34           116,605         118,018

Investment securities available-for-sale:
   Mortgage-backed securities (1)                   2,083          34,266             11,220            44,662          92,231
   Other bonds and obligations                      3,810          19,631                158               ---          23,599
                                                                                                                     ---------
                                                                                                                      $250,928

(1) Maturities of mortgage-backed securities are based on contractual maturities but may differ because in most instances the issuers have the right to prepay the obligations.

--------------------------------------------------------------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

The following table shows the maturity distribution of the fair value of the Company's investment securities at December 31, 1995:

-------------------------------------------------------------------------------------------------------------------------------
                                                 Less than                                         Greater than
                                                  1 year          1-5 Years        5-10 Years       10 Years            Total
                                                  ------          ---------        ----------       ----------          -----
                                                                         (Dollars in thousands)
Investment securities held-to-maturity:

  U.S. government and
   agency obligations                             $17,122           $ ---            $  ---         $    ---          $ 17,122
  Mortgage-backed securities (1)                      758             613                36          115,122           116,529

Investment securities available-for-sale:

 Mortgage-backed securities (1)                     2,084          33,727            11,057           44,913            91,781
 Other bonds and obligations                        3,816          19,394               162             ---             23,372
                                                                                                                      ---------
                                                                                                                      $248,804

(1)   Maturities  of   mortgage-backed   securities  are  based  on  contractual
maturities, but may differ because in most instances the issuers have the right to prepay the obligations.

-------------------------------------------------------------------------------------------------------------------------------

3. LOANS RECEIVABLE

Major classifications of loans receivable at December 31, 1995 and 1994 follow:
-----------------------------------------------------------------------------
                                                 1995           1994
                                             ------------    -----------
                                                 (Dollars in thousands)

Commercial                                   $ 66,737           $ 55,377
Real Estate:
    Residential                               229,383            261,918
    Commercial                                 53,504             25,786
    Construction                               14,210             15,527
                                             --------           --------
        Total Real Estate                     297,097            303,231
                                             --------           --------

Home equity                                    12,558             12,943
Automobile                                     76,590             34,906
Aircraft                                       14,478                522
Other Consumer                                 26,770             19,902
                                             --------           --------
        Total loans                           494,230            426,881

Less:
        Allowance for possible loan losses      6,552              7,237
                                             --------           --------
        Loans receivable                     $487,678           $419,644
                                             ========           ========
------------------------------------------------------------------------------


The Company's lending activities are conducted principally in eastern Massachusetts and southern New Hampshire. The Company originates single family and multifamily residential loans, commercial real estate loans, commercial loans, aircraft loans, automobile loans and a variety of consumer loans. In addition, the Company originates loans for the construction of residential homes, multifamily properties, commercial real estate properties and land development. Most loans originated by the Company are collateralized by real estate. The ability and willingness of the single family residential and consumer borrowers' to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic areas and real estate values. The ability and willingness of commercial real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate economic sector in the borrowers' geographic areas and the general economy.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

During 1995, the Company purchased 54 performing commercial and commercial real estate loans from another institution with a principal value of approximately $26 million. The loans were acquired on a nonrecourse basis.

A summary of changes in the allowance for possible loan losses for the years ended December 31, 1995, 1994 and 1993 follows:
------------------------------------------------------------------------


                                        1995        1994       1993
                                        ----        ----       ----
                                                (Dollars in thousands)

Balance at beginning of year         $  7,237    $  7,747    $ 11,759
Provision for possible loan losses        770        --          --
Charge-offs                            (2,485)     (2,111)     (5,571)
Recoveries                              1,030       1,601       1,559
                                     --------    --------    --------
Balance at end of year               $  6,552    $  7,237    $  7,747
                                     ========    ========    ========

------------------------------------------------------------------------


At December 31, 1995 and 1994, there were approximately $3,373,000 and $7,324,000, respectively, of non-accruing loans. Under SFAS No. 114, the Company considers a loan impaired if it is ninety days or more past due as to principal and interest, or if management's credit risk assessment determines that it is probable that principal and interest will not be collected as contractually scheduled. In addition, loans which are restructured at market rates and comparable to loans with similar risks are considered impaired only in the year of the restructuring, so long as they continue to perform according to the restructured terms. Excluded from the impaired category, but otherwise considered non-accruing loans, are small balance homogeneous loans which are ninety days or more past due. Small balance homogeneous loans include residential mortgage loans, residential construction loans to individuals (excluding builder construction loans) and consumer loans. The Company evaluates a loan's level of impairment by measuring the net present value of the expected future cash flows using the loan's original effective interest rate, or at the fair value of the collateral if the loan is collateral dependent. When the difference between the net present value of the impaired loan (or fair value of the collateral if the loan is collateral dependent) is lower than the recorded investment of the loan, the difference is provided to expense with a resulting valuation allowance. At December 31, 1995, the recorded investment in loans that are considered to be impaired under SFAS No. 114 totalled $1.9 million of which $663,000 had a related allowance for possible loan losses of $273,000. The remaining $1.2 million of impaired loans did not require a related allowance for possible loan losses. Of the $1.9 million of loans considered to be impaired under SFAS No. 114, $1,043,000 are restructured and are not included in the $3,373,000 of non-accruing loans discussed above. The average recorded investment in impaired loans during 1995 was approximately $1.4 million.

At December 31, 1995, the principal balance of outstanding restructured loans totalled $1,043,000. At December 31, 1994 and 1993, there were no restructured loans outstanding. The amount of additional interest that would have been earned had the nonaccrual and restructured loans performed in accordance with original terms and conditions was $389,000, $754,000 and $856,000 for the years ended December 31, 1995, 1994 and 1993, respectively.

Interest income recognized on impaired loans, using the cash basis of income recognition, amounted to approximately $166,000 for the year ended December 31, 1995.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

The maximum amount of aggregate loans to directors, executive officers and principal stockholders for the year ended December 31, 1995 was less than 5% of stockholders' equity.

At December 31, 1995 and 1994, the Bank was servicing loans sold to the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Massachusetts Home Finance Agency and various other banks and institutions on a nonrecourse basis (except as discussed in Note 9), in the amount of $74,330,000 and $109,523,000, respectively. The amount of loans sold and serviced for others is not included in loans receivable.



4. BANK PREMISES AND EQUIPMENT

A summary of bank premises and equipment at December 31, 1995 and 1994 follows:
------------------------------------------------------------------------------


                                                          Estimated Useful
                                   1995       1994             Life
                                   ----       ----           ---------
                                    (Dollars in thousands)

Land                            $   674   $   674
Buildings                         5,804     5,791        20 to 30 years
Leasehold improvements            5,672     2,664         1 to 14 years
Furniture and fixtures            9,586     7,465         3 to 10 years
Construction in process             271     2,067
                                -------   -------
                                 22,007    18,661

Less accumulated depreciation
     and amortization            11,960    10,314
                                -------   -------

                                $10,047   $ 8,347
                                =======   =======

Depreciation  expense was  $1,603,000,  $1,411,000 and $1,216,000 for 1995, 1994
and 1993, respectively.
------------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

5. DEPOSITORS' ACCOUNTS

A summary of depositors' accounts at December 31, 1995 and 1994 follows:
-----------------------------------------------------------------------------


                                        1995                 1994
                                        ----                 ----
                                              (Dollars in thousands)
Personal and business checking
    accounts (noninterest-bearing)     30,391             $ 19,171
NOW accounts                           31,288               30,076
Money market accounts                  73,730               92,230
Savings accounts                       49,361               54,322
Time deposits                         306,699              261,079
                                     --------             --------

                                     $491,469             $456,878
                                     ========             ========


The following is a summary of original maturities of time deposits as of December 31, 1995:

                                 (Dollars in thousands)

1996                                 $120,295
1997                                   80,764
Thereafter                            105,640

                                     $306,699

The following table shows the remaining maturities of certificates of deposits with balances in excess of $100,000 at December 31, 1995:

                                (Dollars in thousands)

Three months or less                   $ 3,265
Over 3 months and less than 6 months     8,324
Over 6 months and less than 12 months   10,549
12 months and over                       2,067
                                       -------
                                       $24,205

------------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

6. BORROWED FUNDS

Borrowed funds at December 31, 1995 and 1994 are summarized below:
------------------------------------------------------------------------------


                                                        1995          1994
                                                        ----          ----
                                                      (Dollars in thousands)


Due during 1995, interest rates from 3.98% to 6.98%   $   --         $152,997
Due during 1996, interest rates from 4.84% to 6.98%    123,100         70,600
Due during 1997, interest at 6.24%                      35,000           --
Due during 1998, interest rates from 5.82% to 6.42%     58,597           --
Due during 2000, interest rates from 5.29% to 5.97%      2,896          1,420
Due during 2005, interest at 6.08%                          80           --
Repurchase agreements                                   25,896         54,931
                                                      --------       --------

                                                      $245,569       $279,948
                                                      ========       ========

------------------------------------------------------------------------------


Total lines of credit available under both short-term and long-term borrowings from the FHLB are dependent upon the amount of FHLB stock owned and other assets available as collateral with the total credit available being $297,380,000, of which $77,707,000 was unused at December 31, 1995. The advances from the FHLB are secured by all FHLB stock (book value of $14,869,000 and $12,775,000 at December 31, 1995 and 1994) and a pledge of certain assets as collateral. Repurchase agreements outstanding at December 31, 1995 mature in three months or less with interest rates of 4.50% to 5.875% and are secured by certain U.S. government and agency securities.

The following table summarizes the maximum and average amounts of short-term borrowings outstanding during 1995 and 1994 together with the weighted average interest rates thereon.

-----------------------------------------------------------------------------------------------------------------------------


                                                     For the Year Ended December 31, 1995              At December 31, 1995
                                                     ------------------------------------        --------------------------
                                            Maximum           Average           Weighted                           Weighted
                                            Amount            Amount            Average          Amount            Average
                                            Outstanding       Outstanding       Interest Rate    Outstanding       Int. Rate
                                                                        (Dollars in thousands)

         FHLB Borrowings                     $285,372          $263,298          6.22%            $219,673          6.10%
         Repurchase Agreements                 27,019             8,432          5.50               25,896          5.72


                                                     For the Year Ended December 31, 1994              At December 31, 1994
                                                     ------------------------------------        --------------------------
                                             Maximum          Average           Weighted                           Weighted
                                             Amount           Amount            Average          Amount            Average
                                             Outstanding      Outstanding       Interest Rate    Outstanding       Int. Rate
                                                            (Dollars in thousands)

         FHLB Borrowings                     $255,489          $207,067          4.66%            $225,017          6.10%
         Repurchase Agreements                 55,131            11,399          5.47               54,931          5.94


-----------------------------------------------------------------------------------------------------------------------------

                                            FIRST ESSEX BANCORP, INC.
                                    NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                                 December 31, 1995

7. INCOME TAXES

The provision (benefit) for income taxes for each of the three years in the period ended December 31, 1995 consists of the following:
------------------------------------------------------------------------------


                                 1995        1994    1993
                                 ----        ----    ----
                                     (Dollars in thousands)

Current                        $    20    $    20    $  --

Deferred                            55       (825)    (2,621)
                               -------    -------    -------

                               $    75    $  (805)   $(2,621)
                               =======    =======    =======

------------------------------------------------------------------------------

The difference between the total expected provision for income taxes computed by applying the statutory federal income tax rate to income before provision (benefit) for income taxes and the recorded provision (benefit) for income taxes for the three years in the period ended December 31, 1995 follows:
-------------------------------------------------------------------------------


                                  1995       1994       1993
                                  ----       ----       ----
                                    (Dollars in thousands)

Provision at
     statutory rate             $ 2,559    $ 1,945    $ 1,472
State taxes, net of
     federal benefit                903         20        358
Tax-exempt interest income         --         --           (6)
Dividend received deduction         (10)       (10)      --
Change in valuation allowance    (3,312)    (2,770)    (4,445)
Other, net                          (65)        10       --
                                -------    -------    -------
Provision (benefit) for
     income taxes               $    75    $  (805)   $(2,621)
                                =======    =======    =======

-----------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

The components of the net deferred tax asset at December 31, 1995 and 1994 follow (dollars in thousands):
------------------------------------------------------------------------------

                                                       1995             1994
                                                        ----             ----
                                                       (dollars in thousands)

Allowance for possible loan losses                     $ (2,227)     $ (3,060)
Deferred tax loan loss reserve                            2,548        (3,359)
Depreciation                                               (789)         (489)
Deferred loan fees                                         (142)         (266)
Deferred compensation                                      (262)         (309)
Net operating loss carryforwards                         (4,647)       (1,824)
Limited partnership investments                             525           614
Foreclosed property write-downs                            (851)         (910)
Contributions                                              (133)         (123)
General business credits                                   (490)         (300)
AMT credits                                                (291)         (291)
Charge-off remaining lease payments                         (77)         (142)
Unrealized loss on available-for-sale securities           (230)         (433)
State income taxes                                         (202)       (1,116)
Other, net                                                 (347)          814
                                                       --------      --------
                                                         (7,615)      (11,194)
Valuation reserve                                         4,185         7,653
                                                       --------      --------
Net deferred tax asset included in other assets        $ (3,430)     $ (3,541)
                                                       ========      ========

------------------------------------------------------------------------------


The change in the valuation allowance for the years ended December 31, 1995 and 1994 follows (dollars in thousands):
------------------------------------------------------------------------------


                                                      1995             1994
                                                      ----             ----
                                                       (dollars in thousands)

Balance at January 1                                 $ 7,653          $10,105
Decrease due to change in estimate of
   future taxable earnings                            (3,468)          (2,452)
                                                     -------          -------

Balance at December 31                               $ 4,185          $ 7,653
                                                     ========         =======

-------------------------------------------------------------------------------

A valuation allowance is provided when it is more likely than not that some portion of the net deferred tax asset will not be realized. The Company has established a valuation allowance for the portion of the net deferred tax asset in excess of the amount expected to be realized from estimated taxable income for 1996.

At December 31, 1995, tax loss carryforwards, for tax return purposes, of approximately $13,667,000 are available to be carried forward to future periods and, if unused, will expire between 2006 and 2010.

For federal income tax purposes, the Bank is allowed a bad debt deduction limited generally to 8% of taxable income, as defined, and subject to certain limitations based on aggregate loans and savings account balances at the end of year. If amounts that qualify as deductions for federal income tax purposes exceed amounts that would qualify for a deduction based on the Bank's loss experience, a federal tax provision will be required on such excess if such amounts are used for purposes other than bad debt deductions. As of December 31, 1995, the Bank's bad debt reserves maintained for federal tax purposes did not exceed amounts that qualify for a deduction under the experience method.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

8. PENSION BENEFITS

The Company has a defined benefit pension plan covering most employees. Employees are eligible to participate upon the attainment of age 21 and the completion of one year of service. Benefits are based primarily on years of service and employees' final average pay.

Contributions by the Company are consistent with the funding requirements of federal law and regulations. Pension plan assets consist primarily of mutual funds, bonds and government securities.

The weighted average discount rate was 7.0% in 1995 and 8.5% in 1994. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 4.0% in 1995 and 1994. The expected long-term rate of return on assets was 8.0% in 1995 and 7.5% in 1994.

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements at December 31, 1995 and 1994:

------------------------------------------------------------------------------------------


                                                                     1995        1994
                                                                     ----        ----
                                                                   (Dollars in thousands)

Actuarial present value of benefit obligation:
Accumulated benefit obligation, including vested
     benefits of $3,064,000 and $2,934,000                          $ 3,168    $ 2,994
                                                                    =======    =======

Projected benefit obligation for service rendered to date             4,236      4,096
Plan assets at fair value                                             4,705      4,312
                                                                    -------    -------

Excess of plan assets over projected benefit obligation                 469        216
Unrecognized net gain from past experience different
    from that assumed and effects of changes in assumptions          (1,252)      (821)
Unrecognized net asset at transition amortized
    over approximately 15 years                                          83         89
                                                                    -------    -------

Accrued pension cost included in other liabilities at December 31   $  (700)   $  (516)
                                                                    =======    =======

Net pension cost for the years ended December 31, 1995, 1994 and 1993 included the following components:

                                                            1995      1994    1993
                                                            ----      ----    ----
                                                           (Dollars in thousands)

Service cost - benefits earned during the year             $ 283    $ 282    $ 196
Interest cost on projected benefit obligation                290      265      266
Actual return on plan assets                                (811)    (270)    (638)
Net amortization and deferral                                422     (124)     267
                                                           -----    -----    -----

Net pension cost                                           $ 184    $ 153    $  91
                                                           =====    =====    =====

------------------------------------------------------------------------------------------


The Company has no material postretirement or postemployment benefit arrangements other than pension benefits with its employees and, therefore, is not impacted by Statements of Financial Accounting Standards No. 106 and No. 112 issued in December 1990 and November 1992, respectively, regarding such benefits.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

9. COMMITMENTS AND CONTINGENCIES

                FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments, held for purposes other than trading, include commitments to originate loans, standby letters of credit, recourse arrangements on sold assets, unadvanced portions of construction loans, and forward commitments. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments, standby letters of credit and recourse arrangements is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For forward commitments, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of its forward commitments through credit approvals, limits and monitoring procedures.

Financial instruments with off-balance sheet risk at December 31, 1995 and 1994 follow:
------------------------------------------------------------------------------


                                                Contract
                                                 Amount
                                                --------
                                         1995            1994
                                         ----            ----
                                          (Dollars in thousands)

Commitments to originate loans         $24,104        $24,861
Unused lines, commercial and
      standby letters of credit         21,430         18,688
Loans sold with recourse                 2,758          3,051
Unadvanced portions of
      construction loans                10,495          9,330
Forward commitments                      5,821          5,530

------------------------------------------------------------------------------


Commitments to originate loans are agreements to lend to customers provided there are no violations of any conditions established in the contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based upon management's credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

                                LEASE COMMITMENTS

The Company has operating leases on nine of its facilities. Most of the leases have renewal options. Total rent expense under these leases for 1995, 1994 and 1993 was $661,000, $386,000 and $371,000, respectively.

The following is a schedule of future minimum lease payments for operating leases (dollars in thousands):
----------------------------------------------------------------------------

         Year ending December 31,

         1996                                              $  644
         1997                                                 604
         1998                                                 583
         1999                                                 479
         2000                                                 367
         Thereafter                                         1,389
                                                            -----

         Total future minimum lease payments               $4,066

-----------------------------------------------------------------------------


                      EMPLOYMENT AND TERMINATION AGREEMENTS

The Company and the Bank entered into employment agreements with two executive officers effective January 1, 1994. One agreement has an original term of three years and the other agreement has an original term of two years. Each may be extended annually for an additional year by vote of the Boards of Directors. The employment agreements generally provide for the continued payment of specified compensation and benefits to each executive officer for specified periods after termination, unless the termination is for "cause" as defined in the employment agreement. The Board of Directors voted to extend each employment agreement for an additional year during 1995.

In addition, the Company, the Bank and the officers, referred to above, have entered into special termination agreements that provide for the payment, under certain circumstances, of a lump-sum amount upon termination following a "change of control" which is generally defined to mean a person or group acquiring ownership of 25% or more of the outstanding common stock of the Company, or certain other events resulting in a change in control of the Company. The lump-sum amounts are based on three times one of the executive officer's base annual compensation and two times the other executive officer's base annual compensation as defined in the agreements and would be in lieu of any benefits under the officers' employment agreements, but in addition to amounts payable pursuant to other benefit plans. Five other senior officers have similar termination agreements effective following a "change of control." The lump-sum amount for one senior officer is equivalent to two times the officer's base annual compensation. The lump-sum amounts for the other four senior officers are equivalent to each respective officer's base annual compensation.

                                LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incidental to its business, none of which is believed by management, based on discussion with legal counsel, to be material to the financial condition or operations of the Company.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

10.  MANAGEMENT INCENTIVE COMPENSATION PLAN

The Company has a Management Incentive Compensation Plan (the "Incentive Plan") as a means of recognizing achievement on the part of individual officers and management as a whole. In 1995 and 1994 the Company awarded $117,000 and $130,000, respectively, for bonuses in connection with the Incentive Plan. No such bonuses were awarded in connection with the Incentive Plan in 1993.

11.  STOCK OPTION PLAN

In 1988, the Company adopted a stock option plan as a performance incentive for its directors, officers, employees and other key persons (the "Stock Option Plan"). Options granted under the Stock Option Plan have an exercise price per share equal to at least the fair market value of a share of the Company's common stock on the date the option is granted and expire no later than 10 years after the date of grant. The Company has reserved 800,000 shares for issuance pursuant to options granted under the Stock Option Plan. Both "Incentive Stock Options" and "Non-qualified Stock Options" may be granted pursuant to the Stock Option Plan. As of December 31, 1995, options to purchase 421,733 shares were outstanding at exercise prices ranging from $5.25 to $11.375 per share.

In December 1995, the FASB issued SFAS No. 123, "Stock-Based Compensation", which is to become effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires employee stock-based compensation to be either recorded or disclosed at its fair value. Management will continue to account for employee stock-based compensation under Accounting Principles Board Opinion No. 25 and will not adopt the new accounting provisions for employee stock-based compensation under SFAS No. 123 and will include the additional required disclosures in the 1996 consolidated financial statements.


The following summarizes the Stock Option Plan activity for the three years ended December 31, 1995, 1994 and 1993:
------------------------------------------------------------------------------


                                                1995        1994        1993
                                                ----        ----        ----

Outstanding at beginning of year               28,000     242,500     149,500
Granted                                        10,000     195,000     125,000
Expired                                        13,500)     (3,000)    (32,000)
Exercised                                      (2,767)     (6,500)       --
                                             --------    --------    --------
Outstanding at end of year                    421,733     428,000     242,500
                                             ========    ========    ========
Exercisable at end of year                    233,470     139,000     114,200
                                             ========    ========    ========

------------------------------------------------------------------------------


12. EMPLOYEES' STOCK OWNERSHIP and 401(k) PLANS

The Company established an Employees' Stock Ownership Plan (the "ESOP") in 1986 for eligible employees. The ESOP was funded by Company contributions made in cash or common stock. Benefits were paid in shares of common stock or in cash. Employees had the right to receive benefits in shares.

During 1994, the Company established a 401(k) plan (the "Plan") covering most of its employees and merged the ESOP into the Plan. All eligible employee benefits in the ESOP became 100% vested at the time of the merger.

Under the Plan, an eligible employee ("participant") may make contributions up to 15% of their compensation, with certain limitations. The Company may elect to make basic matching contributions. During 1995 and 1994, the Company made basic

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

matching contributions equal to 50% of the first 4% of each participant's compensation, or a maximum of 2%. Basic matching contributions for 1995 and 1994 amounted to $98,000 and $53,000, respectively. The Plan also provides for discretionary supplemental matching contributions. These contributions are allocated to participants in the same manner described above. Supplemental matching contributions to the Plan for 1995 and 1994 amounted to $38,000 and $25,000, respectively.

13. STOCKHOLDERS' EQUITY

At the time of conversion to stock form, the Bank established a liquidation account in the amount of $41,426,000. In accordance with Massachusetts statutes, the liquidation account is maintained for the benefit of Eligible Account Holders who continue to maintain their accounts in the Bank after the conversion. The liquidation account is reduced annually to the extent that Eligible Account Holders have reduced their qualifying deposits. Subsequent increases will not restore an Eligible Account Holder's interest in the liquidation account. In the event of a complete liquidation, each Eligible Account Holder is entitled to receive a distribution from the liquidation account in a proportionate amount to the current adjusted qualifying balances for the account then held. The balance in the liquidation account was $5,796,000 at December 31, 1995.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

                              CAPITAL REQUIREMENTS

As a federal savings institution regulated by the Office of Thrift Supervision ("the OTS"), the Bank is required to meet certain minimum regulatory capital requirements: tangible capital, total capital, core/leverage capital, Tier 1 risk-based capital and total risk-based capital. In addition, under the Prompt Corrective Action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA), the Bank's capital position may be classified in one of five different capital categories ranging from critically under-capitalized to well-capitalized. As of December 31, 1995, the Bank met all of the minimum regulatory capital requirements and satisfied the requirements of the well-capitalized capital category under FDICIA. The Bank's core/leverage, Tier 1 risk-based and total risk-based capital, together with related regulatory minimum requirements, are summarized below. The Bank's total capital, tangible capital and tangible equity ratios were equal to the core/leverage capital ratio.

The Company may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

--------------------------------------------------------------------------------------------------------


                                                           Core/           Tier 1             Total
                                                         Leverag         Risk-based        Risk-based
                                                          Capita           Capital          Capital

                                                                      (Dollars in thousands)
Stockholders' Equity                                      $ 60,172         $ 60,172         $ 60,172
Unrealized loss on investment securities
  available-for-sale not included in regulatory capital        677              677              677
General Valuation Allowance                                   --               --              5,925
                                                          --------         --------         --------
     Regulatory Capital Measure                           $ 60,849         $ 60,849         $ 66,774
                                                          ========         ========         ========

Total Assets                                              $808,792         $808,792         $808,792

Adjusted Assets                                           $808,792         $   --           $   --
Risk-based Assets (unaudited)                                 --            473,396          473,396
Capital Ratio (unaudited)                                   7.52%           12.85%           14.11%
Regulatory minimum requirement                              3.00%            4.00%            8.00%

--------------------------------------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

14.  CONDENSED PARENT COMPANY FINANCIAL STATEMENTS - FIRST ESSEX BANCORP, INC.

Condensed financial statements of First Essex Bancorp, Inc. as of December 31, 1995 and 1994, and for the years ended December 31, 1995, 1994 and 1993 follow:


                                                           1995         1994
                                                           ----         ----
                                                         (Dollars in thousands)
Balance Sheets

   Assets
         Cash and cash equivalents                       $  5,928     $  1,033
         Investment securities held-to-maturity              ---         3,879
         Investment in First Essex Bank, FSB               55,550       50,910
         Other assets                                           1            2
                                                        ---------     ---------

   Total assets                                           $61,479      $55,824
                                                          =======      =======

   Liabilities and stockholders' equity

         Other liabilities                               $  1,307     $  1,067
         Stockholders' equity                              60,172       54,757
                                                          -------     --------

   Total liabilities and stockholders' equity             $61,479      $55,824
                                                          =======      =======

----------------------------------------------------------------------------------------------------



                                                                      1995        1994        1993
                                                                      ----        ----        ----
                                                                         (Dollars in thousands)
Statements of Operations

Income

   Interest on investments                                            $   221   $    87    $     9
   Distributed income of First Essex Bank, FSB                          3,000     3,000      3,200
                                                                      -------   -------    -------
         Total income                                                   3,221     3,087      3,209
                                                                      -------   -------    -------

Expenses

   Operating expenses                                                       7        45         55
                                                                      -------   -------    -------

   Income before provision (benefit) for income taxes and equity in
         undistributed net income of First Essex Bank, FSB              3,214     3,042      3,154
   Provision (benefit) for income taxes                                    75      (805)    (2,621)
                                                                      -------   -------    -------
                                                                        3,139     3,847      5,775
Equity in undistributed net income of First Essex Bank, FSB             4,313     2,679      1,175
                                                                      -------   -------    -------

Net income                                                            $ 7,452   $ 6,526    $ 6,950
                                                                      =======   =======    =======

---------------------------------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

--------------------------------------------------------------------------------------------------


                                                                    1995       1994        1993
                                                                     ----      ----        ----
                                                                         (Dollars in thousands)


Statements of Cash Flows

   Cash flows from operating activities

      Net income                                                  $ 7,452    $ 6,526    $ 6,950
      Adjustments to reconcile net income
        to net cash provided by (used in) operating activities:
      Equity in income of First Essex Bank, FSB                    (7,313)    (5,679)    (4,374)
      Deferred income taxes                                            55       (825)    (2,621)
      Accretion of investment
        securities discounts                                         (165)       (71)       (12)
      Decrease in other assets                                          1          6         68
      Increase (decrease) in other liabilities                        (28)        19         73
                                                                  -------    -------    -------

      Net cash provided by (used in) operating activities               2        (24)        84
                                                                  -------    -------    -------

Cash flows from investing activities

      Purchases of investment securities                           (2,253)    (8,810)    (1,970)
      Maturities of investment securities                           6,297      6,984       --
      Dividends received from First Essex Bank, FSB                 3,000      3,000      3,200
      Investment in First Essex Bancorp of
        New Hampshire, Inc.                                          --         --         (500)
                                                                  -------    -------    -------

      Net cash provided by investing activities                     7,044      1,174        730
                                                                  -------    -------    -------

Cash flows from financing activities

      Stock options exercised                                          16         41       --
      Dividends paid                                               (2,167)    (1,565)      (662)
                                                                  -------    -------    -------
      Net cash used in financing activities                        (2,151)    (1,524)      (662)
                                                                  -------    -------    -------

      Net increase (decrease) in cash and cash equivalents          4,895       (374)       152

      Cash and cash equivalents at beginning of year                1,033      1,407      1,255
                                                                  -------    -------    -------

      Cash and cash equivalents at end of year                    $ 5,928    $ 1,033    $ 1,407
                                                                  =======    =======    =======


--------------------------------------------------------------------------------------------------


15.  RESTRICTIONS ON SUBSIDIARY BANK LOANS, ADVANCES AND DIVIDENDS

The Federal Reserve Act restricts the Bank with respect to lending or advancing funds to the Company unless such loans are collateralized by specific obligations and limits collateralized loans to 10% of the Bank capital stock and surplus. At December 31, 1995, no amounts were available to be transferred from the Bank to the Company in the form of loans or advances. In addition, under the OTS prompt corrective action regulations, which took effect on December 19, 1992, the Bank generally would be prohibited from making any capital distribution if, after the distribution, the Bank would have (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 3% or (iii) a leverage ratio of less than 3%.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

16.  QUARTERLY DATA (UNAUDITED)

A summary of quarterly financial data for the years ended December 31, 1995 and 1994 follows:

-------------------------------------------------------------------------------------------------------------
                                                                Year Ended December 31, 1995
                                                                ----------------------------
                                              Fourth             Third           Second           First
                                              Quarter           Quarter          Quarter          Quarter
                                              -------           -------          -------          -------
                                                    (Dollars in thousands, except per share amounts)

Interest and dividend income                 $15,501           $15,491          $15,342          $14,580
Interest expense                               9,411             9,625            9,336            8,709
                                              ------            ------           ------           ------
Net interest income                            6,090             5,866            6,006            5,871
Provision for possible loan losses               232               209              200              129
                                              ------            ------           ------           ------
Net interest income after
     provision for possible loan losses        5,858             5,657            5,806            5,742
Noninterest income                             1,178             1,082              865              583
Noninterest expense (1)                        5,264             4,236            4,880            4,864
                                              ------            ------           ------           ------

Income before income taxes                     1,772             2,503            1,791            1,461
Provision for income taxes                        45                10               19                1
                                              ------            ------           ------           ------
  Net income                                  $1,727            $2,493           $1,772           $1,460
                                              ======            ======           ======           ======
Earnings per share                            $  .28            $  .41            $ .29           $  .24
                                              ======            ======            =====           ======

(1) The third quarter reduction in noninterest expense reflects a decrease of approximately $250,000 of deposit insurance expense, as well as a reduction of approximately $360,000 in the net cost of foreclosed property.

------------------------------------------------------------------------------------------------------------
                                                                Year Ended December 31, 1994
                                                                ----------------------------
                                              Fourth             Third           Second           First
                                              Quarter           Quarter          Quarter          Quarter
                                              -------           -------          -------          -------
                                                    (Dollars in thousands, except per share amounts)

Interest and dividend income                 $13,542           $12,099          $10,144           $9,272
Interest expense                               7,420             6,062            4,838            4,387
                                               ------            ------           ------           -----
Net interest income                            6,122             6,037            5,306            4,885
Provision for possible loan losses               ---               ---              ---              ---
                                               ------            ------           ------           -----
Net interest income after
     provision for possible loan losses        6,122             6,037            5,306            4,885
Noninterest income                               598               675              638              650
Noninterest expense                            4,965             5,208            4,266            4,751
                                               ------            ------           ------           -----

Income before income taxes                     1,755             1,504            1,678              784
(Benefit) provision for income taxes (1)        (608)                1              (74)            (124)
                                               ------            ------           ------           ------
  Net income                                  $2,363            $1,503           $1,752           $  908
                                              =======           =======          =======          ======
Earnings per share                            $  .39            $  .25            $ .29           $  .15
                                              =======           =======           ======          ======

(1) The benefit for income taxes recorded in 1994 was based on management's quarterly review of the realizability of the deferred tax asset. The benefit recognized during the year reflects management's analysis of future taxable income.

---------------------------------------------------------------------------------------------------------

                                       57

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

17.  PREFERRED STOCK

The Company's Board of Directors has authorized a series of 100,000 shares of preferred stock designated as Series A Junior Participating Cumulative Preferred Stock, par value $0.10 per share ("Series A Stock") and has declared a dividend distribution of one Preferred Stock Purchase Right (the "Right") for each outstanding share of the Company's common stock.

Pursuant to the Company's Shareholder Rights Plan, each Right entitles the holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Stock, par value $0.10 per share, at an initial cash exercise price of $28 per unit, subject to adjustment. The Rights are not exercisable and remain attached to all outstanding shares of the Company's common stock until the earliest of (i) ten days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired beneficial ownership of 20% or more of the outstanding shares of the Company's common stock (the date of said announcement being referred to as the "Stock Acquisition Date"), (ii) ten business days following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person or (iii) the declaration by the Company's Board of Directors that a person is an "Adverse Person," as such term is defined in the Company's Shareholder Rights Plan.

In the event that a Stock Acquisition Date occurs or the Board determined that a person is an Adverse Person, each holder of a Right will be entitled to receive, upon exercise, that number of units of Series A Stock having a fair value of two times the exercise price of the Right. In the event that, at any time following the Stock Acquisition Date, (i) the Company is acquired in a merger or other business combination transaction or (ii) 50% or more of the Company's assets or earning power is sold, each holder of a Right shall thereafter have the right to receive, upon exercise, common stock of the acquiring company having a fair value equal to two times the exercise price of the Right. The holders of Series A Stock would be entitled to preferred rights with respect to dividends, voting and liquidation.

18. FAIR VALUE OF FINANCIAL INSTRUMENTS

                            CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, amounts due from banks, interest-bearing deposits, federal funds sold and investments with original maturities of less than three months. Cash and cash equivalents are recorded at cost which approximates fair value.

                              INVESTMENT SECURITIES

Fair values for investment securities, excluding Federal Home Loan Bank (FHLB) and Savings Bank Life Insurance (SBLI) stock, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying values of FHLB and SBLI stock approximates fair value.

                                LOANS RECEIVABLE

For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain mortgage loans (e.g., one-to-four family residential) are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of other loans (e.g., commercial real estate and rental property mortgage loans,

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995


commercial, industrial loans, and consumer loans) are estimated using a discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of mortgage loans held-for-sale and accrued interest approximates its fair value. As of December 31, 1995 and 1994, mortgage loans held-for-sale totalled $5,821,000 and $2,930,000, respectively.

                              DEPOSITORS' ACCOUNTS

The fair values disclosed for certain deposits (e.g., interest and noninterest-bearing checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on a schedule of aggregated expected monthly maturities on time deposits. The carrying amount of accrued interest payable approximates its fair value.

                                 BORROWED FUNDS

The carrying amounts of borrowings within ninety days approximate their fair values. Fair values of other borrowings are estimated using discounted cash flow analyses based on the Company's current borrowing rates for similar types of borrowing arrangements. The carrying value for repurchase agreements approximates fair value due to the short term nature of these instruments.


                          OFF BALANCE-SHEET INSTRUMENTS

The fair values of the Company's off-balance-sheet instruments (lending commitments and letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the counterparties' credit standing.

At December 31, 1995, the estimated fair value of off-balance sheet financial instruments, consisting primarily of loan commitments, were not material.

                                   ASSUMPTIONS

Fair value estimates are made at a specific point in time, based on relevant market information about specific financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1995

The estimated fair values of the Company's financial instruments follow:

------------------------------------------------------------------------------------------


                                                  December 31, 1995     December 31, 1994
                                                  -----------------     -----------------

                                               Carrying     Fair      Carrying     Fair
                                                Amount     Value      Amount       Value
                                                       (Dollars in thousands)

Financial assets:
    Cash and cash equivalents                  $ 27,308   $ 27,308   $ 18,714   $ 18,714
    Investment securities available-for-sale    115,153    115,153     35,200     35,200
    Investment securities held-to-maturity      135,098    133,651    295,057    284,341
    Stock in Federal Home Loan Bank
      of Boston and Savings Bank Life
      Insurance Company                          16,063     16,063     13,969     13,969
    Loans receivable, net                       487,678    491,847    419,644    417,145
    Mortgage loans held-for-sale                  5,821      5,821      2,930      2,930
    Accrued interest receivable                   4,466      4,466      4,537      4,537

Financial liabilities:
    Demand, savings and time deposits           491,469    486,196    456,878    451,851
    Borrowed funds                              245,569    244,514    279,948    277,382


------------------------------------------------------------------------------------------




ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in, or disagreements with, accountants on accounting and financial disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears under the headings "Information Regarding Directors and Nominees" and "Executive Officers" of the Company's definitive Proxy Statement dated April 1, 1996 for the Annual Meeting of Stockholders to be held May 2, 1996 filed with the Securities and Exchange Commission (the "Proxy Statement"), and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item appears in the Proxy Statement under the headings "Summary Compensation Table," "Stock Options Granted in 1995," "Long Term Incentive Plan Awards Granted in 1995," " Aggregate Option/SAR Exercises in Last Fiscal Year, and FY-End Option/SAR Value," "Pension Plan," "Executive Salary Continuation Agreement," "Employment Contracts, Termination of Employment and Change in Control Arrangements," "Compensation/Nominating Committee Interlocks and Insider Participation" and "Compensation/Nominating Committee Report on Executive Compensation" and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The  information  required by this item appears in the Proxy Statement under the
headings  "Principal  and  Management   Stockholders",   "Information  Regarding
Directors and Nominees" and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item appears in the Proxy Statement under the heading "Certain Transactions with Management and Others" and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) (1) Index of Financial Statements: The following financial statements appear in response to Item 8 of this Report.
        Reports of Independent Public Accountants
        Consolidated Balance Sheets as of December 31, 1995 and 1994 Consolidated Statements of Operations for the Years Ended December 31, 1995, 1994 and 1993 Consolidated Statements of Stockholders Equity for the Years Ended December 31, 1995, 1994 and 1993 Consolidated Statements of Cash Flows for the Years Ended December 31, 1995, 1994 and 1993 Notes to Consolidated Financial Statements

    (a) (2) Index of Financial Statement Schedules: The following financial statement schedules appear in response to Item 8 of this Report or as part of this Item 14:
            Schedule I - Indebtedness to Related Parties. The information required by this Schedule is not material and is therefore omitted.
            Schedule II - Guarantees of Securities of other Issuers. Not applicable.
    (b) Reports on Form 8-K:
            No reports on Form 8-K were filed by First Essex during the fiscal quarter ended December 31, 1995.
    (c) Exhibits:

    (3) Articles of Incorporation and By-laws:
     3.1 The Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 33-10966, filed with the Securities and Exchange Commission on April 17, 1987 ("Amendment No. 1 to the Form S-1");
     3.2 The Amended and Restated By-laws of the Company are incorporated herein by reference to Exhibit 4.1 of the Company's current report on Form 8-K filed on December 28, 1992.

    (10)Material Contracts:
     10.1 - The First Essex Bancorp, Inc. 1987 Stock Option Plan is incorporated herein by reference to Appendix B to the prospectus included in the Company's Registration Statement on Form S-8, registration number 33-21292, filed on April 15, 1988;
     10.2 - The Shareholder Rights Agreement is incorporated herein by reference to the exhibit to the Company's Current Report on Form 8-K filed on October 12, 1989, as amended by the Amendment to the Shareholder Rights Plan, incorporated herein by reference to Exhibit 28.2 to the Company's Current Report on Form 8-K filed on February 12, 1990;
     10.3 - Amended and Restated Employment Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and Leonard A. Wilson is incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994;
     10.4 - Amended  and  Restated  Employment  Agreement  between  First  Essex
          Bancorp, Inc., First Essex Bank, FSB and David W. Dailey is incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
     10.5 - Special Termination Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and Leonard A. Wilson is incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993;
     10.6 - Special Termination Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and David W. Dailey is incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993;
     10.7 - Executive Salary Continuation Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and Leonard A. Wilson is incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988;
     10.8 - Form of Special Termination Agreement between First Essex Bancorp, Inc, First Essex Bank, FSB and each of John M. DiGaetano, David L. Savoie, Sametta A. Glass and William F. Burke (at one year terms) and Wayne C. Golon (at a 2 year term) is incorporated by reference to
          Exhibit 10.8 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993
     10.9 - First Essex Bancorp, Inc. Senior Management Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
     (12) Statements Regarding Computation of Ratios: Not applicable, as First Essex does not have any debt securities registered under Section 12 of the Securities Exchange Act of 1934.
     (22) Subsidiaries of Registrant: A list of subsidiaries of the Company is incorporated by reference to Exhibit 22 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993.
     (23) Consent of Experts and Counsel: Consent of Arthur Andersen LLP is attached hereto as Exhibit 23.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             FIRST ESSEX BANCORP, INC.


Date:  March 21, 1996


                                              by /s/Leonard A. Wilson
                                                 Leonard A. Wilson
                                       President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following people on behalf of the registrant in the capacities and on the dates indicated.


/s/Leonard A. Wilson        President, Chief Executive Officer and Director
Leonard A. Wilson           (Principal Executive Officer) March 21, 1996

/s/David W. Dailey          Executive Vice President, (Principal Financial
David W. Dailey             and Accounting Officer)    March 21, 1996



/s/Thomas S. Barenboim      Director              March 21, 1996
Thomas S. Barenboim

/s/Augustine J. Fabiani     Director              March 21, 1996
Augustine J. Fabiani

/s/William L. Lane          Director              March 21, 1996
William L. Lane

/s/Frank J. Leone, Jr.      Director              March 21, 1996
Frank J. Leone, Jr.

                            Director              March 21, 1996
Robert H. Pangione

/s/Walter W. Topham         Director              March 21, 1996
Walter W. Topham

/s/Robert H. Watkinson      Director              March 21, 1996
Robert H. Watkinson