Form 10-Q
period 1996-03-31
FIRST ESSEX BANCORP INC
filed 1996-05-13
CIK 808246

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                ----------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    3/31/96

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

         Yes    X              No


The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1996:


              Title of Class                        Shares Outstanding

         Common Stock, $.10 par value               6,034,867

                    CAUTIONARY STATEMENT FOR PURPOSES OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This Report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance, assumptions, and other statements which are other than statements of historical fact. The Company wishes to caution readers that the following important factors, among others, may have affected, and could in the future affect, the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company herein:
(i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company and its wholly owned banking subsidiary, First Essex Bank, FSB, must comply, and the associated costs of compliance with such laws and regulations, either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including increased competition from larger regional and out-of-state banking organizations as well as nonbank providers of various financial services; (iv) the effect of unforeseen changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional and national economies.

                            FIRST ESSEX BANCORP, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION



                                                                    Page
ITEM 1.       Financial Statements (unaudited)

              Consolidated Balance Sheets as of March 31, 1996
                    and December 31, 1995                             4

              Consolidated Statements of Operations for the
                    three months ended March 31, 1996 and 1995        5

              Consolidated Statements of Stockholders' Equity
                    for the year ended December 31, 1995
                    and the three months ended March 31, 1996         6

              Consolidated Statements of Cash Flows for the
                    three months ended March 31, 1996 and 1995        7

              Note to the Consolidated Financial Statements           8


ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     9-18


                           PART II - OTHER INFORMATION


ITEM 6.        Exhibits and Reports on Form 8-K                       19

                          ITEM 1. FINANCIAL STATEMENTS

                            FIRST ESSEX BANCORP, INC.
                           Consolidated Balance Sheets
                                   (unaudited)
                                                                                       March 31,           December 31,
                                                                                        1996                   1995
                                                                                    --------------         ------------
                                                                                           (Dollars in thousands)
                                     ASSETS
Cash and cash equivalents                                                                $  24,812               $  27,308
Investment securities available-for-sale                                                   108,198                 115,153
Investment securities held-to-maturity
 (fair value $126,768,000, and $133,651,000)                                               128,323                 135,098
Stock in Savings Bank Life Insurance Company                                                 1,194                   1,194
Stock in Federal Home Loan Bank of Boston                                                   14,869                  14,869
Mortgage loans held-for-sale                                                                 6,549                   5,821
Loans receivable, less allowance for possible loan losses of
 $6,709,000 and $6,552,000                                                                 496,558                 487,678
Foreclosed property, net of valuation reserve of $1,353,000
  and $1,316,000                                                                             1,477                   1,756
Bank premises and equipment                                                                  9,665                  10,047
Accrued interest receivable                                                                  4,542                   4,466
Other assets                                                                                 5,268                   5,402
                                                                                         ---------               ---------

  Total assets                                                                            $801,455                $808,792
                                                                                         =========               =========
                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Depositors' accounts                                                                      $500,970               $491,469
Borrowed funds                                                                             224,251                245,569
Mortgagors' escrow accounts                                                                  1,284                    718
Other liabilities                                                                           13,520                 10,864
                                                                                         ---------              ---------
  Total liabilities                                                                       $740,025               $748,620
                                                                                         ---------              ---------

STOCKHOLDERS' EQUITY
Serial preferred stock:  $.10 par value per share; 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $.10 par value per share; 25,000,000 shares
 authorized, 8,020,867 and 8,009,267 shares issued                                       $     802               $    801
Additional paid-in capital                                                                  58,297                 58,208
Retained earnings                                                                           18,712                 17,682
Treasury stock, at cost, 1,986,000 shares                                                  (15,842)               (15,842)
Valuation allowance for unrealized losses on
 investment securities available-for-sale                                                     (539)                  (677)
                                                                                         ---------              ---------

 Total stockholders' equity                                                                 61,430                 60,172
                                                                                         ---------              ---------

Total liabilities and stockholders' equity                                                $801,455               $808,792
                                                                                         =========              =========

                            FIRST ESSEX BANCORP, INC.
                      Consolidated Statements of Operations
                                   (unaudited)
                                                                                              Three Months Ended March 31,
                                                                                              ----------------------------
                                                                                              1996                    1995
                                                                                              ----                    ----
                                                                                  (Dollars in thousands, except per share amounts)
Interest and dividend income
   Interest on mortgage loans                                                               $6,284                  $6,355
   Interest on other loans                                                                   4,686                   3,091
   Interest and dividends on investment securities held-to-maturity                          2,279                   1,502
   Interest and dividends on investment securities available-for-sale                        1,585                   3,587
   Interest on federal funds sold                                                              149                      45
                                                                                           -------                 -------
      Total interest and dividend income                                                    14,983                  14,580
                                                                                           -------                 -------

Interest expense
   Interest on depositors' accounts                                                          5,300                   4,313
   Interest on borrowed funds                                                                3,572                   4,396
                                                                                           -------                 -------
       Total interest expense                                                                8,872                   8,709
                                                                                           -------                 -------

Net interest income                                                                          6,111                   5,871
Provision for possible loan losses                                                             489                     129
                                                                                           -------                 -------

Net interest income after provision
   for possible loan losses                                                                  5,622                   5,742

Noninterest income
   Net gain on sales of mortgage loans and mortgage servicing rights                           477                      17
   Loan fees                                                                                   161                     118
   Other fee income                                                                            450                     437
   Other                                                                                        11                      11
                                                                                           -------                 -------
      Total non-interest income                                                              1,099                     583

Noninterest expense
   Salaries and employee benefits                                                            2,501                   2,338
   Building and equipment                                                                      915                     673
   Professional services                                                                       217                     223
   Computer expense                                                                            315                     266
   Insurance                                                                                    61                     289
   Expenses, gains and losses on
    and write-downs of foreclosed property                                                     192                     233
   Other                                                                                       756                     842
                                                                                           -------                 -------
      Total noninterest expenses                                                             4,957                   4,864
                                                                                           -------                 -------

Income before provision for income taxes                                                     1,764                   1,461

Provision for income taxes                                                                      10                       1
                                                                                           -------                 -------
Net income                                                                                  $1,754                 $ 1,460
                                                                                           =======                 =======

Earnings per share                                                                         $   .28                 $   .24
                                                                                           =======                 =======
Dividends declared per share                                                               $   .12                 $   .08
                                                                                           =======                 =======

Average common stock outstanding                                                         6,162,469               6,069,134
                                                                                         =========               =========


                            FIRST ESSEX BANCORP, INC.
                 Consolidated Statements of Stockholders' Equity


                          Year Ended December 31, 1995
                    And The Three Months Ended March 31, 1996

                                                                                    Valuation Allowance
                                                                                    For Unrealized Losses
                                                Additional                         On Investment Securities
                                      Common     Paid-in     Retained    Treasury        Available-
                                      Stock      Capital     Earnings     Stock          For-Sale              Total
                                     -------   -----------  ----------  ---------- -------------------------   -----
                                                              (Dollars in thousands)
Balance at December 31, 1994         $    801   $ 58,192   $ 12,638    $(15,842)        $ (1,032)            $ 54,757

Net income                               --         --        7,452        --               --                  7,452
Cash dividends declared                  --         --       (2,408)       --               --                 (2,408)
Stock options exercised                  --           16       --          --               --                     16
Change in valuation
   allowance for unrealized losses
   on investment securities
   available-for-sale                    --         --         --          --                355                  355
                                     --------   --------   --------    --------         --------             --------

Balance at December 31, 1995              801     58,208     17,682     (15,842)            (677)              60,172

Net income                               --         --        1,754        --               --                  1,754
Cash dividends declared                  --         --         (724)       --               --                   (724)
Stock options exercised                     1         89       --          --               --                     90
Change in valuation
   allowance for unrealized losses
   on investment securities
   available-for-sale                    --         --         --          --                138                  138
                                     --------   --------   --------    --------         --------             --------

Balance at March 31, 1996            $    802   $ 58,297   $ 18,712    $(15,842)        $   (539)            $ 61,430
                                     ========   ========   ========    ========         ========             ========

                            FIRST ESSEX BANCORP, INC
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                                          Three Months Ended March 31,
                                                                                          ----------------------------
                                                                                             1996            1995
                                                                                             ----            ----
                                                                                             (Dollars in thousands)
Cash flows from operating activities
   Net income                                                                             $ 1,754          $1,460
Adjustments to reconcile net income to net cash provided by operating activities
   Provision for possible loan losses                                                         489             129
   Provision for depreciation and amortization                                                470             311
   Gain on sales of foreclosed property                                                       (13)            (44)
   Write-down of foreclosed property                                                           40             115
   Amortization of investment securities discounts and premiums, net                          412             379
   Deferred income taxes                                                                       10             ---
   Proceeds from sales of mortgage loans and mortgage servicing rights                     32,117           5,360
   Mortgage loans originated for sale                                                     (32,368)         (3,896)
   Realized gains on the sale of mortgage loans and mortgage servicing rights, net           (477)            (17)
   Decrease (increase) in accrued interest receivable                                         (76)         (1,068)
   Decrease (increase) in other assets                                                        134            (197)
   Increase (decrease) in other liabilities                                                 2,645            (922)
                                                                                          -------         -------

   Net cash provided by operating activities                                                5,137           1,610

Cash flows from investing activities
   Proceeds from maturities and principal payments of available-for-sale securities         6,939             470
   Proceeds from maturities and principal payments of held-to-maturity securities9,479      9,740
   Purchases of investment securities held-to-maturity                                     (2,962)            ---
   Purchases of Federal Home Loan Bank stock                                                 ---           (1,274)
   Loans originated, net of principal collected                                            (9,729)        (26,187)
   Proceeds from sales of foreclosed property                                                 612             816
   Purchases of bank premises and equipment                                                   (88)         (1,219)
                                                                                          -------         -------

Net cash provided by (used in) investing activities                                         4,251         (17,654)

Cash flows from financing activities
   Net increase (decrease) in demand deposits, NOW accounts
      and savings accounts                                                                  4,202         (12,391)
   Net increase of time deposits                                                            5,299          33,749
   Net increase (decrease) in borrowed funds
    with maturities of three months or less                                                   340         (53,437)
   Proceeds from borrowed funds with maturities in excess of three months                  10,000         104,000
   Repayments of borrowed funds with maturities in excess of three months                 (31,658)        (58,037)
   Increase in mortgagors' escrow accounts                                                    566             555
   Dividends paid                                                                            (723)           (482)
   Stock option exercised                                                                      90             ---
                                                                                          -------         -------
   Net cash (used in) provided by financing activities                                    (11,884)         13,957
                                                                                          -------         -------
   Net decrease in cash and cash equivalents                                               (2,496)         (2,087)
Cash and cash equivalents at beginning of period                                           27,308          18,714
                                                                                          -------         -------

Cash and cash equivalents at end of period                                                $24,812         $16,627
                                                                                          =======        =======

                            FIRST ESSEX BANCORP, INC.
                    Note to Consolidated Financial Statements





1. Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of First Essex Bancorp, Inc. (the "Company") and its subsidiary, First Essex Bank, FSB. These financial statements reflect, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and the results of its operations and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 annual report. Certain 1 reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            FIRST ESSEX BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                 March 31, 1996

                                     General

First Essex Bancorp, Inc., (the "Company"), is a Delaware corporation whose primary activity is to act as the parent holding company for First Essex Bank, FSB (the "Bank").

The Company's net earnings depend to a large extent upon its net interest income, which is the difference between interest and dividend income earned on its loans and investments and interest expense paid on its deposits and borrowed funds. The Company's net earnings also depend upon its provision for possible loan loss, non-interest income, non-interest expense and income tax expense. Interest and dividend income and interest expense are significantly affected by general economic conditions. These economic conditions, together with conditions in the local real estate markets, affect the levels of non-performing assets and provisions for possible loan losses.



                              Results of Operations

General

Net income for the three months ended March 31, 1996 was $1.8 million compared to net income of $1.5 million for the same period in 1995. The increase in net income over the comparative quarter in 1995 was due primarily to the increase in non-interest income.

The following table presents an analysis of average yields earned and rates paid for the periods indicated:

                                                                              For The Three Months Ended March 31,
                                                                             1996                                      1995
                                                                     --------------------                     --------------------
                                                                       Interest  Average                       Interest     Average
                                                       Average         Earned/   Yield/            Average     Earned/      Yield/
                                                       Balance         Paid      Rate              Balance     Paid         Rate
                                                       -------         -------   -------           -------     --------     -------
                                                                                        (Dollars in thousands)
Assets
Earning assets
   Short-term investments                            $   8,288       $  109        5.26%           $ 3,078       $   45      5.85%
   Investment securities                               261,869        3,904        5.96            340,219        5,089      5.98
                                                      --------       ------                       --------       ------

   Mortgage loans(1)                                   305,026        6,284        8.24            311,995        6,355      8.15
   Consumer loans (1)                                  134,791        2,959        8.78             77,814        1,687      8.67
   Commercial loans(1)                                  66,178        1,727       10.44             48,863        1,404     11.49
                                                      --------       ------                       --------       ------
      Total loans(1)                                   505,995       10,970        8.67            438,672        9,446      8.61
                                                      --------       ------                       --------       ------
      Total earning assets                             776,152       14,983        7.72            781,969       14,580      7.46
   Allowance for possible loan losses                   (6,629)                                     (6,689)
                                                      --------                                    --------
      Total earning assets less allowance
        for possible loan losses                       769,523                                     775,280
   Other assets                                         34,817                                      31,953
                                                      --------                                    --------
      Total assets                                    $804,340                                    $807,233
                                                      ========                                    ========

Liabilities and Stockholders' Equity
Deposits
   NOW accounts                                        $31,329        $  93        1.19%          $ 27,760      $    78      1.12%
   Money market accounts                                73,641          390        2.12             87,614          453      2.07
   Savings accounts                                     49,264          203        1.65             53,039          175      1.32
   Time deposits                                       308,069        4,614        5.99            272,531        3,607      5.29
                                                      --------       ------                       --------       ------
Total interest bearing deposits                        462,303        5,300        4.59            440,944        4,313      3.91
Borrowed funds                                         239,552        3,572        5.96            279,657        4,396      6.29
                                                      --------       ------                       --------       ------
Total interest bearing deposits and
      borrowed funds                                   701,855        8,872        5.06            720,601        8,709      4.83
                                                      --------       ------                       --------       ------
Demand deposits                                         29,540                                      18,567
Other liabilities                                       11,890                                      12,577
                                                      --------                                    --------
  Total liabilities                                    743,285                                     751,745
Stockholders' equity                                    61,055                                      55,488
                                                      --------                                    --------
   Total liabilities and
      stockholders' equity                            $804,340                                    $807,233
                                                      ========                                    ========

Net interest income                                                 $ 6,111                                     $ 5,871
                                                                    =======                                     =======

Weighted average interest
   rate spread                                                                     2.67%                                     2.62%
                                                                                   =====                                     =====
Net yield on average
   earning assets(2)                                                               3.15%                                     3.00%
                                                                                   =====                                     =====

Return on average assets                                                           0.87%                                     0.72%
                                                                                  ======                                    ======
Return on average equity                                                          11.49%                                    10.52%
                                                                                  ======                                    ======

(1)  Loans on a non-accrual status are included in the average balance.
(2) Net interest income before provision for possible loan losses divided by average earning assets.

Net Interest Income

Net interest income increased by $240,000 to $6.1 million for the three months ended March 31, 1996. This represents an increase of 4.1% from $5.9 million for the same period in 1995. The increases in net interest income are due to increased yields on average earning assets partially offset by higher rates paid for deposits and borrowed funds.

Interest and Dividend Income

Interest and dividend income increased by $403,000 (2.8%) to $15.0 million for the three months ended March 31, 1996 from $14.6 million for the same period in 1995. The increases are attributable to a shift from lower yielding investments to higher earning loans for the three month period ended March 31, 1996 when compared to the same period in 1995.

Interest Expense

Interest expense increased by $163,000 (1.9%) to $8.9 million for the three months ended March 31, 1996 when compared to $8.7 for the same period in 1995. The increase in interest expense was attributable to an increase in rates paid on deposits and borrowed funds.

Provision for Possible Loan Losses

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

The provisions for possible loan losses was $489,000 for the quarter ended March 31, 1996 of which $306,000 related to impaired loans. The provisions for possible loan losses was $129,000 for the quarter ended March 31, 1995, all of which was related to impaired loans. Provisions result from management's continuing internal review of the loan portfolio as well as its judgment as to the adequacy of the reserves in light of the condition of the regional real estate market and the economy generally. As a result of increased loans, there is an expectation that the Bank will continue to find it necessary to make provisions for possible loan losses in the future. See "Financial Condition - Non-Performing Assets."

Non-Interest Income

Non-interest income consists of net gains from the sales of mortgage loans and mortgage loan servicing rights, along with fee and other non-interest income.

Beginning in 1996, the Company adopted Financial Accounting Standards Board Statement No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"). SFAS No. 122 requires an enterprise involved in mortgage banking activities to recognize, as separate assets, rights to service mortgage loans for others regardless of the manner in which the servicing rights are acquired. In addition, capitalized mortgage servicing rights are required to be assessed for impairment based on the fair value of those rights. The impact of this statement depends on the volume of mortgage loans originated and sold, and servicing rights retained. During the three months ended March 31, 1996 the Company capitalized mortgage servicing rights totalling $30,000, which are included in other assets on the balance sheet.

Non-interest income increased by $516,000 (88.5%) to $1.1 million for the three months ended March 31, 1996, compared to $583,000 for the same period in 1995. The increase in non-interest income is due mainly to increased gains on the sale of mortgage loans and mortgage servicing rights which totalled $477,000 (including $30,000 related to capitalized mortgage servicing rights) for the three months ended March 31, 1996 when compared to $17,000 for the same period in 1995.

Non-Interest Expense

Non-interest expense increased by $93,000 (1.9%) to $5.0 million for the three months ended March 31, 1996 compared to $4.9 million for the same period in 1995.

Salaries and employee benefits increased by $163,000 (7.0%) to $2.5 million for the three months ended March 31, 1996 compared to $2.3 million for the same period in 1995, primarily due to increases in personnel to support business growth.

Building and equipment costs increased by $242,000 to $915,000 for the three months ended March 31, 1996, compared to $673,000 for the same period in 1995 as a result of the new headquarters branch and a new operations center.

Foreclosed property expense decreased by $41,000 (17.6%) to $192,000 for the three months ended March 31, 1996 compared to $233,000 for the comparable period in 1995. The Company's success in selling foreclosed property resulted in the lower level of foreclosed property ($1.5 million at March 31, 1996 compared to $1.8 million at December 31, 1995 and $2.6 million at March 31, 1995), which resulted in lower costs associated with professional services and lower operating expense related to the properties in foreclosure.

All other operating expenses decreased by $271,000 (16.7%) to $1.3 million for the three months ended March 31, 1996 compared to $1.6 million for the comparable period in 1995 primarily due to decreased deposit insurance expense, partially offset by updated systems to service customers.

Income Tax Expense

Deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. The net provision for income taxes amounted to $10,000 for the first quarter of 1996 compared to $1,000 recorded for the same period in 1995. The amounts recorded in each period were based on management's quarterly review of the realizability of the deferred tax asset, and reflects management's analysis of future taxable income. Management has valued the deferred tax asset in accordance with regulatory guidelines which provide for a one year income outlook and which resulted in a valuation reserve of $4.2 million at December 31, 1995.

                               Financial Condition


Total assets amounted to $801.5 million at March 31, 1995 a decrease of $7.3 million or 0.9% from $808.8 million at December 31, 1995. This decrease is primarily attributable to a decrease of $13.7 million of investment securities partially offset by an increase of $9.6 million in loans net of reserves.

Loans

At March 31, 1996, the loan portfolio, excluding the allowance for possible loan losses, was $509.8 million, representing 63.6% of total assets, compared to $500.1 million or 61.8% of total assets at December 31, 1995.

The following table sets forth information concerning the Company's loan portfolio, including loans held for sale, at the dates indicated. The balances shown in the table are net of unadvanced funds and unearned discounts and fees.


                             March 31,            December 31,
                               1996                  1995
                       ------------------     -------------------
Mortgage Loans
   Residential         $225,540      44.2%    $235,204      47.0%
   Commercial            61,434      12.1       53,504      10.7
   Construction          13,877       2.7       14,210       2.8
                       --------     -----     --------     -----
Total mortgage loans    300,851      59.0      302,918      60.5
                       --------     -----     --------     -----

Commercial loans         67,265      13.2       66,737      13.4

Consumer loans
   Home equity           12,389       2.4       12,558       2.5
   Automobile            82,361      16.2       76,590      15.3
   Aircraft              17,264       3.4       14,478       2.9
   Other                 29,686       5.8       26,770       5.4
                       --------     -----     --------     -----
Total consumer loans    141,700      27.8      130,396      26.1

     Total loans       $509,816     100.0%    $500,051     100.0%
                       --------     -----     --------     -----

Loan Origination

Loan originations for the three months ended March 31, 1996 totaled $75.5 million compared to $52.3 million for the same period in 1995. The Bank's mortgage loan originations during the period totalled $39.4 million compared to $23.7 million for the same period in 1995. Included in each period were mortgage loans originated for sale of $32.4 million and $3.9 million in 1996 and 1995, respectively. Indirect automobile loan originations amounted to $14.8 million for the three months ended March 31, 1996 compared to $21.2 million for the same period in 1995. Originations of aircraft loans, a new lending activity for the Bank, totalled $4.9 million for the first quarter of 1996 compared to $1.4 million for the comparable period in 1995.


The following table summarizes the activity for loan originations for the three months ended March 31,:


                                                      1996             1995
                                                      ----             ----

                                                      (Dollars in thousands)

    Mortgage
       Residential                                   $30,170         $15,641
       Commercial Real Estate                          3,720             400
       Construction                                    5,513           7,702
                                                     -------         -------
          Total Mortgage                              39,403          23,743

    Commercial                                        13,760           4,532
                                                     -------         -------

    Consumer
       Aircraft                                        4,863           1,423
       Automobile                                     14,844          21,218
       Other Consumer                                  2,658           1,357
                                                     -------         -------
          Total Consumer                              22,365          23,998

Total Loan Originations                              $75,528         $52,273
                                                     =======         =======

Allowance for Possible Loan Losses

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


The following table summarizes the activity in the allowance for possible loan losses (including amounts established for impaired loans) for the three months ended March 31, 1996.


                                                         (Dollars in thousands)

Balance at December 31, 1995                                        $6,552
Provision for possible loan losses                                     489

Charge-offs
     Mortgage                                                          236
     Construction                                                      --
     Commercial                                                          1
     Consumer                                                          226
                                                                    ------
Total charge-offs                                                      463

Recoveries
     Mortgage                                                           85
     Construction                                                      --
     Commercial                                                         24
     Consumer                                                           22
                                                                    ------
Total recoveries                                                       131

     Net charge-offs                                                   332

Balance at March 31, 1996                                           $6,709
                                                                    ======

Ratio of net charge-offs to average loans outstanding                  .13%

See "Non-Performing Assets" for a discussion of the Company's impaired loans.

Non-Performing Assets

Non-performing assets consist of non-accruing loans and foreclosed property. Non-performing assets totalled $6.2 million at March 31, 1996 and December 31, 1995.

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

Interest income recognized on impaired loans, using the cash basis of income recognition, amounted to approximately $20,000 and $73,000 for the three months ended March 31, 1996 and 1995, respectively. The average recorded investment of impaired loans for the three months ended March 31, 1996 was $2.1 million compared to $1.0 million for the same period in 1995 and $1.4 million for the twelve month period ended December 31, 1995.

Foreclosed property consists mainly of real estate collateral from loans which were foreclosed.

The following table indicates the recorded investment of non-performing assets and the related valuation allowance for impaired loans.

                                                            March 31, 1996                           December 31, 1995
                                                            --------------                           -----------------

                                                                   Impaired Loan                             Impaired Loan
                                                      Recorded       Valuation                 Recorded         Valuation
                                                     Investment      Allowance                Investment        Allowance
                                                     ----------    -------------              ----------     --------------
                                                                              (Dollars in thousands)
       Non-accruing Loans

         Impaired Loans
            Requiring a valuation allowance             $  400           $ 182                   $  318            $ 120
            Not requiring a valuation allowance          1,250             ---                      541              ---
                                                        ------          ------                  -------           ------
                                                         1,650             182                      859              120

         Restructured Loans                                767             396                    1,043              152
                                                        ------          ------                  -------           ------

         Total impaired and restructured loans           2,417           $ 578                    1,902            $ 272
                                                                        ======                                    ======

         Residential Mortgage                            1,859                                    2,039
         Other                                             412                                      475
                                                        ------                                  -------

       Total non-accruing                                4,688                                    4,416

       Foreclosed property, net                          1,477                                    1,756
                                                        ------                                  -------

       Total non-performing assets                      $6,165                                  $ 6,172
                                                        ======                                  =======

       Percentage of non-performing assets
         to total assets                                 0.77%                                    0.76%
       Percentage of allowance for possible
         loan losses to non-accruing loans              143.1%                                   148.3%

The valuation allowance for impaired loans is included in the allowance for possible loan losses on the balance sheet.

Investments

At March 31, 1996 the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank ("FHLB") stock and stock in the Savings Bank Life Insurance Company of Massachusetts, totalled $261.6 million or 32.6% of total assets, compared to $275.9 million or 34.1% of total assets at December 31, 1995. Interest and dividend income on the investment portfolio generated 26.8% of total interest and dividend income for the three months ended March 31, 1996 compared to 35.2% for the comparable period in 1995.

To identify and control risks associated with the investment portfolio, the Company has established policies and procedures, which include stop loss limits and stress testing on a periodic basis, to control market risk on the investment portfolio.

Deposits

Deposits have historically been the primary source of funds for lending and investment activities. Deposit flows vary significantly and are influenced by prevailing interest rates, money market conditions, economic conditions and competition. At March 31, 1996 the Bank had total deposits of $501.0 million representing a net increase of $9.5 million compared to total deposits of $491.5 million at December 31, 1995. This increase is attributable to an increase of $5.3 million in term deposits and by an increase of $4.2 million in Demand Deposits, Savings, NOW and Money Market accounts.

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

Borrowed Funds

The Bank is a member of the FHLB and is entitled to borrow from the FHLB by pledging certain assets. The Bank also utilizes short term repurchase agreements with maturities less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. These borrowings are an alternative source of funds compared to deposits and totalled $224.3 million at March 31, 1996 compared to $245.6 million at December 31, 1995.

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

At March 31, 1996 the Bank had outstanding commitments to loan funds, under mortgage, construction, commercial and home equity lines of credit amounting to $36.5 million compared to $38.9 million at March 31, 1995. Management believes the sources of liquidity previously discussed are sufficient to meet its commitments.

Net cash provided by operating activities totalled $5.1 million for the three months ended March 31, 1996 compared to $1.6 million for the same period in 1995.

Net cash provided by investing activities totalled $4.3 million for the three months ended March 31, 1996 compared to cash used of $17.7 million for the comparable period in 1995.

Net cash used in financing activities totalled $11.9 million for the three months ended March 31, 1996, compared to net cash provided of $14.0 million for the comparable period in 1995. The change reflects an increase in the repayment of borrowings, and a decrease in the net growth of deposits when compared to the prior period.

As a federal savings institution regulated by the Office of Thrift Supervision, the Bank is required to meet certain minimum regulatory capital requirements: tangible capital, total capital, core/leverage capital, Tier 1 risk-based capital and total risk- based capital. In addition, under the Prompt Corrective Action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, (FDICIA), the Bank's capital position may be classified in one of five different capital categories ranging from critically undercapitalized to well capitalized. As of March 31, 1996, the Bank met all of the minimum regulatory requirements of the well capitalized category under FDICIA. The Company's core/leverage, tier 1 risk-based and total risk-based capital at March 31, 1996, together with related regulatory minimum requirements are summarized below. The Company's total capital, tangible capital and tangible equity ratios were equal to the core/leverage capital ratio.



                                             Core/        Tier 1      Total
                                           Leverage     Risk-based  Risk-based
                                            Capital      Capital     Capital
                                           ---------    ----------  -----------
                                                  (Dollars in thousands)

Core Capital                               $ 61,430    $ 61,430    $ 61,430
Unrealized loss on investment securities
  available-for-sale not included in
  regulatory capital                            539         539         539
General Valuation Allowance                    --          --         6,051
                                           --------    --------    --------
  Regulatory Capital Measure               $ 61,969    $ 61,969    $ 68,020
                                           ========    ========    ========

Total Assets                               $801,455    $801,455    $801,455

Adjusted Assets                            $801,455    $   --      $   --
Risk-based Assets (unaudited)              $   --      $483,753    $483,753
Capital Ratio (unaudited)                     7.73%      12.81%      14.06%
Regulatory minimum requirement                3.00%       4.00%       8.00%


Impact of Inflation

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

An important concept in understanding the effect of inflation on financial institutions is the distinction between monetary and non-monetary items. In a stable environment, monetary items are those assets and liabilities which are or will be converted into a fixed amount of dollars regardless of changes in prices. Examples of monetary items include cash, investment securities, loans, deposits and borrowings. Non-monetary items are those assets and liabilities which gain or lose general purchasing power as a result of the relationships between specific prices for the items and price change levels. Examples of non-monetary items include equipment and real estate. Additionally, interest rates do not necessarily move in the same direction, or in the same magnitude, as the prices of goods and services as measured by the consumer price index.

Recent Accounting Developments

Beginning in 1996, the Company adopted SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long- Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement also requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of the carrying amount or fair value less cost to sell. The application of the new statement has not had a significant impact on the results of operations or financial condition.

                            FIRST ESSEX BANCORP, INC.

                           PART II - OTHER INFORMATION



                    Item 6. Exhibits and Reports on Form 8-K

(b)  No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             FIRST ESSEX BANCORP, INC.
                                             (Registrant)






         Date:  May 10, 1996                  /s/ David W. Dailey
                                              -------------------
                                              David W. Dailey
                                              Executive Vice President
                                              and Chief Financial Officer