Form 10-Q
period 1996-06-30
FIRST ESSEX BANCORP INC
filed 1996-07-26
CIK 808246

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                ----------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    6/30/96

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

         Yes    X              No


The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1996:


      Title of Class                               Shares Outstanding

 Common Stock, $.10 par value                      6,045,901

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

                            FIRST ESSEX BANCORP, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION



                                                                         Page
ITEM 1.       Financial Statements (unaudited)

              Consolidated Balance Sheets as of June 30, 1996
                    and December 31, 1995                                4

              Consolidated Statements of Operations for the
                    three months ended June 30, 1996 and 1995            5

              Consolidated Statements of Operations for the
                    six months ended June 30, 1996 and 1995              6

              Consolidated Statements of Stockholders' Equity
                    for the year ended December 31, 1995
                    and the six months ended June 30, 1996               7

              Consolidated Statements of Cash Flows for the
                    six months ended June 30, 1996 and 1995              8

              Note to the Consolidated Financial Statements              9


ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                        10-20


                           PART II - OTHER INFORMATION


ITEM 6.        Exhibits and Reports on Form 8-K                          21



                          ITEM 1. FINANCIAL STATEMENTS

                            FIRST ESSEX BANCORP, INC.
                           Consolidated Balance Sheets
                                   (unaudited)
                                                                       June 30,         December 31,
                                                                        1996                1995
                                                                    ------------        -----------
                                                                       (Dollars in thousands)

                                     ASSETS


Cash and cash equivalents                                             $  20,573         $  27,308
Investment securities available-for-sale                                146,077           115,153
Investment securities held-to-maturity
 (fair value $114,838,000, and $133,651,000)                            116,808           135,098
Stock in Savings Bank Life Insurance Company                              1,194             1,194
Stock in Federal Home Loan Bank of Boston                                14,869            14,869
Mortgage loans held-for-sale                                              8,802             5,821
Loans receivable, less allowance for possible loan losses of
 $6,970,000 and $6,552,000                                              513,560           487,678
Foreclosed property, net of valuation reserve of $1,120,000
  and $1,316,000                                                          1,513             1,756
Bank premises and equipment                                               9,381            10,047
Accrued interest receivable                                               4,589             4,466
Other assets                                                              5,537             5,402
                                                                      ---------         ---------

  Total assets                                                        $ 842,903         $ 808,792
                                                                      =========         =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Depositors' accounts                                                  $ 508,080         $ 491,469
Borrowed funds                                                          256,695           245,569
Mortgagors' escrow accounts                                                 600               718
Other liabilities                                                        15,181            10,864
                                                                      ---------         ---------
  Total liabilities                                                   $ 780,556         $ 748,620
                                                                      ---------         ---------

STOCKHOLDERS' EQUITY
Serial preferred stock:  $.10 par value per share; 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $.10 par value per share; 25,000,000 shares
 authorized, 8,031,901 and 8,009,267 shares issued                    $     803         $     801
Additional paid-in capital                                               58,375            58,208
Retained earnings                                                        20,116            17,682
Treasury stock, at cost, 1,986,000 shares                               (15,842)          (15,842)
Valuation allowance for unrealized losses on
 investment securities available-for-sale                                (1,105)             (677)
                                                                      ---------         ---------

 Total stockholders' equity                                              62,347            60,172
                                                                      ---------         ---------

Total liabilities and stockholders' equity                            $ 842,903         $ 808,792
                                                                      =========         =========




                            FIRST ESSEX BANCORP, INC.
                      Consolidated Statements of Operations
                                   (unaudited)
                                                                                             Three Months Ended June 30,
                                                                                             ---------------------------
                                                                                            1996                    1995
                                                                                            ----                    ----
                                                                                   (Dollars in thousands, except per share amounts)

Interest and dividend income
   Interest on mortgage loans                                                               $6,095                  $6,445
   Interest on other loans                                                                   5,207                   3,645
   Interest and dividends on investment securities held-to-maturity                          2,131                   3,752
   Interest and dividends on investment securities available-for-sale                        2,077                   1,466
   Interest on federal funds sold                                                               70                      34
                                                                                           -------                 -------
      Total interest and dividend income                                                    15,580                  15,342
                                                                                           -------                 -------

Interest expense
   Interest on depositors' accounts                                                          5,373                   5,010
   Interest on borrowed funds                                                                3,730                   4,326
                                                                                           -------                 -------
       Total interest expense                                                                9,103                   9,336
                                                                                           -------                 -------

Net interest income                                                                          6,477                   6,006
Provision for possible loan losses                                                             326                     200
                                                                                            ------                 -------

Net interest income after provision
   for possible loan losses                                                                  6,151                   5,806

Noninterest income
   Net gain on sales of mortgage loans and mortgage servicing rights                           453                     278
   Loan fees                                                                                   122                     110
   Other fee income                                                                            461                     463
   Other                                                                                        12                      14
                                                                                            ------                 -------
      Total non-interest income                                                              1,048                     865

Noninterest expense
   Salaries and employee benefits                                                            2,470                   2,141
   Building and equipment                                                                      844                     861
   Professional services                                                                       426                     329
   Computer expense                                                                            305                     318
   Insurance                                                                                    34                     289
   Expenses, gains and losses on
    and write-downs of foreclosed property                                                     116                     258
   Other                                                                                       865                     684
                                                                                            ------                  ------
      Total noninterest expenses                                                             5,060                   4,880
                                                                                            ------                  ------

Income before provision for income taxes                                                     2,139                   1,791

Provision for income taxes                                                                       9                      19
                                                                                           -------                 -------
Net income                                                                                  $2,130                 $ 1,772
                                                                                            ======                 =======

Earnings per share                                                                         $   .35                 $   .29
                                                                                           =======                 =======
Dividends declared per share                                                               $   .12                 $   .08
                                                                                           =======                 =======

Average common and equivalent shares outstanding                                         6,154,310               6,074,162
                                                                                         =========               =========




                            FIRST ESSEX BANCORP, INC.
                      Consolidated Statements of Operations
                                   (unaudited)
                                                                                               Six Months Ended June 30,
                                                                                               -------------------------
                                                                                             1996                    1995
                                                                                             ----                    ----
                                                                                  (Dollars in thousands, except per share amounts)

Interest and dividend income
   Interest on mortgage loans                                                              $12,379                 $12,800
   Interest on other loans                                                                   9,893                   6,736
   Interest and dividends on investment securities held-to-maturity                          4,410                   2,968
   Interest and dividends on investment securities available-for-sale                        3,662                   7,339
   Interest on federal funds sold                                                              219                      79
                                                                                           -------                 -------
      Total interest and dividend income                                                    30,563                  29,922
                                                                                           -------                 -------

Interest expense
   Interest on depositors' accounts                                                         10,673                   9,323
   Interest on borrowed funds                                                                7,302                   8,722
                                                                                           -------                 -------
       Total interest expense                                                               17,975                  18,045
                                                                                           -------                 -------

Net interest income                                                                         12,588                  11,877
Provision for possible loan losses                                                             815                     329
                                                                                            ------                 -------

Net interest income after provision
   for possible loan losses                                                                 11,773                  11,548

Noninterest income
   Net gain on sales of mortgage loans and mortgage servicing rights                           930                     295
   Loan fees                                                                                   283                     228
   Other fee income                                                                            911                     900
   Other                                                                                        23                      25
                                                                                            ------                 -------
      Total non-interest income                                                              2,147                   1,448

Noninterest expense
   Salaries and employee benefits                                                            4,971                   4,479
   Building and equipment                                                                    1,759                   1,534
   Professional services                                                                       643                     552
   Computer expense                                                                            620                     584
   Insurance                                                                                    95                     578
   Expenses, gains and losses on
    and write-downs of foreclosed property                                                     308                     491
   Other                                                                                     1,621                   1,526
                                                                                           -------                  ------
      Total noninterest expenses                                                            10,017                   9,744
                                                                                           -------                  ------

Income before provision for income taxes                                                     3,903                   3,252

Provision for income taxes                                                                      19                      20
                                                                                           -------                 -------
Net income                                                                                  $3,884                 $ 3,232
                                                                                            ======                 =======

Earnings per share                                                                         $   .63                 $   .53
                                                                                           =======                 =======
Dividends declared per share                                                               $   .24                 $   .16
                                                                                           =======                 =======

Average common and equivalent shares outstanding                                         6,158,390               6,071,648
                                                                                         =========               =========




                            FIRST ESSEX BANCORP, INC.
                 Consolidated Statements of Stockholders' Equity


                          Year Ended December 31, 1995
                     And The Six Months Ended June 30, 1996

                                                                                                Valuation Allowance
                                                                                               For Unrealized Losses
                                                 Additional                                   On Investment Securities
                                      Common       Paid-in          Retained        Treasury          Available-
                                      Stock        Capital          Earnings          Stock           For-Sale              Total
                                      ------     -----------        --------        --------  -------------------------     -----
                                                              (Dollars in thousands)
Balance at December 31, 1994           $801         $58,192         $12,638          $(15,842)        $(1,032)            $54,757

Net income                             ----            ----           7,452              ----            ----               7,452
Cash dividends declared                ----            ----          (2,408)             ----            ----              (2,408)
Stock options exercised                ----              16            ----              ----            ----                  16
Change in valuation
   allowance for unrealized losses
   on investment securities
   available-for-sale                  ----            ----            ----              ----             355                 355
                                   --------      ----------      ----------      ------------        --------            --------

Balance at December 31, 1995            801          58,208          17,682           (15,842)           (677)             60,172

Net income                             ----            ----           3,884              ----            ----               3,884
Cash dividends declared                ----            ----          (1,450)             ----            ----              (1,450)
Stock options exercised                   2             167            ----              ----            ----                 169
Change in valuation
   allowance for unrealized losses
   on investment securities
   available-for-sale                  ----            ----            ----              ----            (428)               (428)
                                   --------      ----------     -----------      ------------         -------            ---------

Balance at June 30,  1996              $803         $58,375        $20,116          $(15,842)       $  (1,105)            $62,347
                                       ====         =======        =======          =========       ==========            =======





                            FIRST ESSEX BANCORP, INC
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                                               Six Months Ended June 30,
                                                                                               -------------------------
                                                                                             1996                    1995
                                                                                             ----                    ----
                                                                                                 (Dollars in thousands)

Cash flows from operating activities
   Net income                                                                             $ 3,884                  $3,232
Adjustments to reconcile net income to net cash provided by operating activities
   Provision for possible loan losses                                                         815                     329
   Provision for depreciation and amortization                                                910                     714
   Gain on sales of foreclosed property                                                       (49)                    (52)
   Write-down of foreclosed property                                                           58                     265
   Amortization of investment securities discounts and premiums, net                          792                     764
   Deferred income taxes                                                                       19                      20
   Proceeds from sales of mortgage loans and mortgage servicing rights                     54,038                  15,611
   Mortgage loans originated for sale                                                     (56,089)                (18,428)
   Realized gains on the sale of mortgage loans and mortgage servicing rights, net           (930)                   (295)
   Increase in accrued interest receivable                                                   (123)                   (122)
   Increase in other assets                                                                  (135)                   (307)
   Increase in other liabilities                                                            4,297                   7,767
                                                                                          -------                 -------

   Net cash provided by operating activities                                                7,487                   9,498

Cash flows from investing activities
   Proceeds from maturities and principal payments of available-for-sale securities        18,714                     949
   Proceeds from maturities and principal payments of held-to-maturity securities          43,718                  33,188
   Purchases of available-for-sale securities                                             (50,421)                   ---
   Purchases of held-to-maturity securities                                               (25,865)                   (773)
   Purchases of Federal Home Loan Bank stock                                                 ---                   (1,274)
   Loans originated, net of principal collected                                           (27,644)                (55,197)
   Proceeds from sales of foreclosed property                                               1,181                   1,616
   Purchases of bank premises and equipment                                                  (244)                 (2,628)
                                                                                          -------                 -------

Net cash used in investing activities                                                     (40,561)                (24,119)

Cash flows from financing activities
   Net increase (decrease) in demand deposits, NOW accounts
      and savings accounts                                                                  2,563                 (12,013)
   Net increase of time deposits                                                           14,048                  39,242
   Net decrease in borrowed funds with maturities of three months or less                  (7,657)                (63,964)
   Proceeds from borrowed funds with maturities in excess of three months                  60,500                 185,000
   Repayments of borrowed funds with maturities in excess of three months                 (41,717)               (124,720)
   Increase (decrease) in mortgagors' escrow accounts                                        (118)                     99
   Dividends paid                                                                          (1,449)                   (963)
   Stock options exercised                                                                    169                     ---
                                                                                          -------                 -------
   Net cash provided by financing activities                                               26,339                  22,681
                                                                                          -------                 -------
   Net increse (decrease) in cash and cash equivalents                                     (6,735)                  8,060
Cash and cash equivalents at beginning of period                                           27,308                  18,714
                                                                                          -------                 -------

Cash and cash equivalents at end of period                                                $20,573                 $26,774
                                                                                          =======                 =======
Supplemental disclosure of cash flow information:
   Interest paid during the year                                                          $18,023                 $18,124
   Income taxes paid                                                                        ---                      ---

Supplemental schedule of noncash financing and investing activities:
   Real estate acquired through, or deeds in lieu of, foreclosure                             946                     786


                            FIRST ESSEX BANCORP, INC.
                    Note to Consolidated Financial Statements





1. Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of First Essex Bancorp, Inc. (the "Company") and its subsidiary, First Essex Bank, FSB. These financial statements reflect, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and the results of its operations and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1995 annual report. Certain reclassifications have been made to the 1995 financial statements to conform to the 1996 presentation.

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

                            FIRST ESSEX BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                  June 30, 1996

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



                              Results of Operations

General

Net income for the three months ended June 30, 1996 was $2.1 million compared to net income of $1.8 million for the same period in 1995. Net interest income totalled $6.5 million for the quarter compared to $6.0 million for the same period in 1995. During the quarter higher net interest income of $471,000 and higher non-interest income of $183,000 was offset by an increase in the provision for possible loan losses of $126,000 and an increase in noninterest expense of $180,000.

Net income for the six months ended June 30, 1996 was $3.9 million compared to net income of $3.2 million for the same period in 1995. The increase in net income over the comparative six months in 1995 was due primarily to higher net interest income of $711,000 and higher non-interest income of $699,000. This was offset by an increase in the provision for possible loan losses of $486,000 and increased non-interest expense of $273,000.

The following table presents an analysis of average yields earned and rates paid for the periods indicated:

                                                                                For The Three Months Ended June 30,

                                                                          1996                                       1995
                                                                 ------------------------                  ------------------------
                                                                       Interest   Average                       Interest    Average
                                                       Average         Earned/    Yield/           Average      Earned/     Yield/
                                                       Balance         Paid       Rate             Balance      Paid        Rate
                                                      --------        ------     ------            -------     ------      ------
                                                                             (Dollars in thousands)
Assets
Earning assets
   Short-term investments                            $   5,095       $   70        5.50%           $ 3,893       $   34      3.49%
   Investment securities                               278,183        4,208        6.05            326,545        5,218      6.39
                                                      --------        -----                       --------        -----

   Mortgage loans(1)                                   294,016        6,095        8.29            318,891        6,445      6.36
   Consumer loans (1)                                  150,567        3,288       11.45             95,671        2,172      9.08
   Commercial loans(1)                                  71,998        1,919       10.66             49,727        1,473     11.85
                                                      --------        -----                       --------        -----
      Total loans(1)                                   516,581       11,302        8.75            464,289       10,090      8.69
                                                      --------       ------                       --------       ------
      Total earning assets                             799,859       15,580        7.79            794,727       15,342      7.72
   Allowance for possible loan losses                  (6,738)                                     (6,297)
                                                      --------                                     -------
      Total earning assets less allowance
        for possible loan losses                       793,121                                     788,430
   Other assets                                         32,215                                      30,001
                                                      --------                                    --------
      Total assets                                    $825,336                                    $818,431
                                                      ========                                    ========

Liabilities and Stockholders' Equity
Deposits
   NOW accounts                                        $32,246        $  98        1.22%          $ 28,015      $    79      1.13%
   Money market accounts                                73,317          401        2.19             79,662          354      1.78
   Savings accounts                                     50,062          210        1.68             51,515          238      1.85
   Time deposits                                       316,073        4,664        5.90            299,665        4,339      5.79
                                                      --------       ------                        -------        -----
Total interest bearing deposits                        471,698        5,373        4.56            458,587        5,010      4.37
Borrowed funds                                         249,514        3,730        5.98            267,989        4,326      6.46
                                                      --------       ------                        -------       ------
Total interest bearing deposits and
      borrowed funds                                   721,212        9,103        5.05            726,846        9,336      5.14
                                                      --------        -----                        -------        -----
Demand deposits                                         30,610                                      22,730
Other liabilities                                       11,017                                      11,631
                                                      --------                                    --------
  Total liabilities                                    762,839                                     761,207
Stockholders' equity                                    62,497                                      57,224
                                                      --------                                     -------
   Total liabilities and
      stockholders' equity                            $825,336                                    $818,431
                                                      ========                                    ========

Net interest income                                                 $ 6,477                                     $ 6,006
                                                                    =======                                     =======

Weighted average interest
   rate spread                                                                     2.74%                                     2.58%
                                                                                   =====                                     =====
Net yield on average
   earning assets(2)                                                               3.24%                                     3.02%
                                                                                   =====                                     =====

Return on average assets                                                           1.03%                                     0.87%
                                                                                  ======                                    ======
Return on average equity                                                          13.63%                                    12.39%
                                                                                  ======                                    ======

(1) Loans on a non-accrual status are included in the average balance.
(2) Net interest income before provision for possible loan losses divided by average earning assets.

The following table presents an analysis of average yields earned and rates paid for the periods indicated:

                                                                                For The Six Months Ended June 30,

                                                                          1996                                       1995
                                                               ------------------------                  ------------------------
                                                                      Interest    Average                       Interest    Average
                                                       Average        Earned/     Yield/          Average       Earned/     Yield/
                                                       Balance        Paid        Rate            Balance        Paid        Rate
                                                       -------       --------    --------         -------       --------    -------
                                                                               (Dollars in thousands)

Assets
Earning assets
   Short-term investments                            $   8,458       $  219        5.18%          $ 3,488        $   79      4.53%
   Investment securities                               270,071        8,072        5.98           333,344        10,307      6.18
                                                      --------        -----                      --------        ------

   Mortgage loans(1)                                   299,490       12,379        8.27           315,462        12,800      8.12
   Consumer loans (1)                                  142,723        6,247        8.75            86,792         3,859      8.89
   Commercial loans(1)                                  69,104        3,646       10.55            49,297         2,877     11.67
                                                      --------        -----                      --------         -----
      Total loans(1)                                   511,317       22,272        8.71           451,551        19,536      8.65
                                                      --------       ------                      --------        ------
      Total earning assets                             789,846       30,563        7.74           788,383        29,922      7.59
   Allowance for possible loan losses                  (6,684)                                     (6,492)
                                                      --------                                   --------
      Total earning assets less allowance
        for possible loan losses                       783,162                                    781,891
   Other assets                                         31,734                                     30,972
                                                      --------                                   --------
      Total assets                                    $814,896                                   $812,863
                                                      ========                                   ========

Liabilities and Stockholders' Equity
Deposits
   NOW accounts                                        $31,790        $ 191        1.20%         $ 27,888       $   157      1.13%
   Money market accounts                                73,478          791        2.15            83,616           807      1.93
   Savings accounts                                     49,665          413        1.66            52,273           413      1.58
   Time deposits                                       312,093        9,278        5.95           286,173         7,946      5.55
                                                      --------       ------                      --------         -----
Total interest bearing deposits                        467,026       10,673        4.57           449,950         9,323      4.14
Borrowed funds                                         244,561        7,302        5.97           273,791         8,722      6.37
                                                      --------       ------                      --------        ------
Total interest bearing deposits and
      borrowed funds                                   711,587       17,975        5.05           723,741        18,045      4.99
                                                      --------       ------                      --------        ------
Demand deposits                                         30,078                                     20,660
Other liabilities                                       11,450                                     12,101
                                                      --------                                   --------
  Total liabilities                                    753,115                                    756,502
Stockholders' equity                                    61,781                                     56,361
                                                      --------                                   --------
   Total liabilities and
      stockholders' equity                            $814,896                                   $812,863
                                                      ========                                   ========

Net interest income                                                 $12,588                                     $11,877
                                                                    =======                                     =======

Weighted average interest
   rate spread                                                                     2.69%                                     2.60%
                                                                                   =====                                     =====
Net yield on average
   earning assets(2)                                                               3.19%                                     3.01%
                                                                                   =====                                     =====

Return on average assets                                                           0.95%                                     0.80%
                                                                                  ======                                    ======
Return on average equity                                                          12.57%                                    11.47%
                                                                                  ======                                    ======

(1) Loans on a non-accrual status are included in the average balance.
(2) Net interest income before provision for possible loan losses divided by average earning assets.

Net Interest Income

Net interest income increased by $471,000 to $6.5 million for the three months ended June 30, 1996, and by $711,000 to $12.6 million for the six months ended June 30, 1996. This represents an increase of 7.8% from $6.0 million and 6.0% from $11.9 million when compared to the same periods in 1995. The increases in net interest income in each period are due primarily to increased net yields on average earning assets.

Interest and Dividend Income

Interest and dividend income increased by $238,000 (1.6%) to $15.6 million, and by $641,000 (2.1%) to $30.6 million for the three and six month periods ended June 30, 1996, respectively, from $15.3 million and $29.9 million recorded in the same periods in 1995. The increases are attributable to a shift from lower yielding investments to higher earning loans for the three and six month periods ended June 30, 1996 when compared to the same period in 1995.

Interest Expense

Interest expense decreased by $233,000 (2.5%) to $9.1 million for the quarter ended June 30, 1996 when compared to the same period in 1995. The decrease in interest expense for the three month period was attributable to a decrease in rates paid on borrowed funds, partially offset by higher rates paid on deposits.

Interest expense for the six months ended June 30, 1996 and 1995 remained level at $18.0 million.

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

The provisions for possible loan losses totalled $326,000 and $815,000 for the three and six months ended June 30, 1996 of which $40,000 and $346,000, respectively, related to impaired loans. The provision for possible loan losses was $329,000 for the six months ended June 30, 1995, of which $120,000 related to impaired loans. Provisions result from management's continuing internal review of the loan portfolio as well as its judgment as to the adequacy of the reserves in light of the condition of the regional real estate market and the economy generally. As a result of increased loans, there is an expectation that the Bank will continue to find it necessary to make provisions for possible loan losses in the future. See "Financial Condition - Non-Performing Assets."

Non-Interest Income

Non-interest income consists of net gains from the sales of mortgage loans and mortgage loan servicing rights, along with fee and other non-interest income.

Beginning in 1996, the Company adopted Financial Accounting Standards Board Statement No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"). SFAS No. 122 requires an enterprise involved in mortgage banking activities to recognize, as separate assets, rights to service mortgage loans for others regardless of the manner in which the servicing rights are acquired. In addition, capitalized mortgage servicing rights are required to be assessed for impairment based on the fair value of those rights. The impact of this statement depends on the volume of mortgage loans originated and sold, and servicing rights retained. During the six months ended June 30, 1996 the Company capitalized mortgage servicing rights totalling $100,000, which are included in other assets on the balance sheet.

Non-interest income increased by $183,000 (21.2%) to $1.0 million, and by $699,000 (48.3%) to $2.1 million for the three and six months ended June 30, 1996, respectively, compared to $865,000 and $1.4 million for the same periods in 1995. The increase in non-interest income is due mainly to increased gains on the sale of mortgage loans and mortgage servicing rights which totalled $930,000 (including $100,000 related to capitalized mortgage servicing rights) for the six months ended June 30, 1996 compared to $295,000 for the same period in 1995. The increase of $635,000 in gains from the sale of mortgage loans and mortgage loan servicing rights resulted from the increased volume of loans sold which totalled $54.0 million for the six month period ended June 30, 1996, compared to $15.3 million for the same period in 1995.

Non-Interest Expense

Non-interest expense increased by $180,000 (3.7%) to $5.1 million for the three months ended June 30, 1996, and by $273,000 (2.8%) to $10.0 million for the six months ended June 30, 1996, compared to $4.9 million and $9.7 million for the same periods in 1995.

Salaries and employee benefits increased by $329,000 (15.4%) to $2.5 million for the three months ended June 30, 1996, and by $492,000 (11.0%) to $5.0 million for the six months ended June 30, 1996, when compared to $2.1 million and $4.5 million for the same periods in 1995, primarily due to increases in personnel to support business growth.

Building and equipment costs decreased slightly to $844,000 for the three months ended June 30, 1996 when compared to the same period in 1995. Building and equipment costs increased by $225,000 to $1.8 million for the six months ended June 30, 1996, compared to $1.5 million for the same period in 1995 as a result of the new headquarters branch and a new operations center.

Foreclosed property expense decreased by $142,000 (55.0%) to $116,000 for the three months ended June 30, 1996, and by $183,000 (37.3%) to $308,000 for the six months ended June 30, 1996, when compared to $258,000 and $491,000 for the comparable periods in 1995. The Company's continued success in managing and selling foreclosed property has resulted in lower levels in the costs associated with professional services and operating expenses related to the properties in foreclosure.

All other operating expenses totalled $1.6 million for the three months ended June 30, 1996 and 1995. Included in this amount for 1996 is $426,000 and $225,000 of professional and marketing costs, respectively, an increase of $97,000 and $111,000 when compared to $329,000 and $114,000 for professional and marketing, respectively, recorded in the same quarter a year ago. This increase was primarily due to costs associated with prospective expansion into new markets and deposit gathering campaigns. These increased costs were primarily offset by reductions in deposit insurance expense of $250,000 in the three months ended June 30, 1996.

All other operating expenses decreased by $261,000 to $3.0 million for the six months ended June 30, 1996, compared to $3.2 million recorded in the same period in 1995. The reduction is primarily attributable to a reduction in deposit insurance expense of $502,000, partially offset by the increases in professional and marketing costs as described above.


Income Tax Expense

Deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. The Company's deferred tax assets are reviewed quarterly and adjustments to such assets are recognized as deferred income tax expenses or benefits based on management's judgement relating to the realizability of such assets and reflects management's analysis of future taxable income. Management has valued the deferred tax asset in accordance with regulatory guidelines which provide for a one year income outlook and which resulted in a valuation reserve of $4.2 million at December 31, 1995. The net provision for income taxes amounted to $9,000 for the second quarter of 1996 compared to $19,000 recorded for the same period in 1995.

                               Financial Condition


Total assets amounted to $842.9 million at June 30, 1996 an increase of $34.1 million or 4.2% from $808.8 million at December 31, 1995. This increase is primarily attributable to an increase of $12.6 million of investment securities and an increase of $29.3 million in loans, excluding the allowance for possible loan losses.

Loans

At June 30, 1996, the loan portfolio, excluding the allowance for possible loan losses, was $529.3 million, representing 62.8% of total assets, compared to $500.1 million or 61.8% of total assets at December 31, 1995.

The following table sets forth information concerning the Company's loan portfolio, including loans held for sale, at the dates indicated. The balances shown in the table are net of unadvanced funds and unearned discounts and fees.


                                        June 30,                December 31,
                                          1996                      1995
                                        --------                ------------
                                             (Dollars in thousands)
Mortgage Loans
   Residential                    $228,319    43.1%         $235,204    47.0%
   Commercial                       56,843    10.7            53,504    10.7
   Construction                     11,459     2.2            14,210     2.8
                                  --------    ----          --------    ----
Total mortgage loans               296,621    56.0           302,918    60.5
                                  --------    ----          --------    ----

Commercial loans                    74,213    14.0            66,737    13.4

Consumer loans
   Home equity                      12,291     2.3            12,558     2.5
   Automobile                       87,696    16.6            76,590    15.3
   Aircraft                         24,857     4.7            14,478     2.9
   Other                            33,654     6.4            26,770     5.4
                                  --------   -----          --------    ----
Total consumer loans               158,498    30.0           130,396    26.1

     Total loans                  $529,332   100.0%         $500,051   100.0%
                                  ========   ======         ========   ======

Loan Origination

Loan originations for the three and six months ended June 30, 1996 totalled $88.9 million and $164.4, respectively, compared to $71.4 million and $123.7 million for the same periods in 1995. The Bank's mortgage loan originations for the three and six month periods totalled $47.5 million and $86.9 million, respectively, compared to $42.8 million and $59.6 million for the same periods in 1995. Included in the three and six month periods were mortgage loans originated for sale of $23.7 million and $56.1 million in 1996, and $14.5 million and $18.4 million in 1995, respectively. Originations of aircraft loans, a lending activity initiated in 1995, totalled $9.5 million and $14.4 million for the three and six month periods, respectively, in 1996 compared to $3.4 million and $4.9 million for the comparable periods in 1995. During the second quarter of 1995 the Bank also purchased approximately $7.0 million of loans, primarily commercial real estate loans, at face value of the outstanding principal amount.

The following tables summarize the activity for loan originations for the periods indicated:


                                           Three Months Ended June 30,
                                          ----------------------------
                                           1996                  1995
                                           ----                  ----
                                            (Dollars in thousands)


    Mortgage
       Residential                       $ 31,530              $ 21,178
       Commercial Real Estate               1,770                 5,029
       Construction                        14,156                 9,655
                                         --------              --------
          Total Mortgage                   47,456                35,862

    Commercial                             11,322                 7,674
                                         --------              --------

    Consumer
       Aircraft                             9,488                 3,436
       Automobile                          14,770                19,786
       Other Consumer                       5,821                 4,627
                                         --------              --------
          Total Consumer                   30,079                27,849

Total Loan Originations                  $ 88,857              $ 71,385
                                         ========              ========


                                             Six Months Ended June 30,
                                            --------------------------
                                            1996                 1995
                                            ----                 ----
                                              (Dollars in thousands)

    Mortgage
       Residential                       $ 61,700              $ 36,819
       Commercial Real Estate               5,490                 5,429
       Construction                        19,669                17,357
                                         --------              --------
          Total Mortgage                   86,859                59,605

    Commercial                             25,082                12,206
                                         --------              --------

    Consumer
       Aircraft                            14,351                 4,859
       Automobile                          29,614                41,004
       Other Consumer                       8,479                 5,984
                                         --------              --------
          Total Consumer                   52,444                51,847

Total Loan Originations                  $164,385              $123,658
                                         ========              ========

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


The following table summarizes the activity in the allowance for possible loan losses (including amounts established for impaired loans) for the six months ended June 30, 1996.

                                                (Dollars in thousands)

Balance at December 31, 1995                            $6,552
Provision for possible loan losses                         815

Charge-offs
     Mortgage                                              487
     Construction                                         ---
     Commercial                                             66
     Consumer                                              467
                                                        ------
Total charge-offs                                        1,020
                                                        ------
Recoveries
     Mortgage                                              123
     Construction                                         --
     Commercial                                            457
     Consumer                                               43
                                                        ------
Total recoveries                                           623
                                                        ------

     Net charge-offs                                       397
                                                        ------
Balance at June 30, 1996                                $6,970
                                                        ======

Ratio of net charge-offs to average loans outstanding      .17%

See "Non-Performing Assets" for a discussion of the Company's impaired loans.

Non-Performing Assets

Non-performing assets consist of non-accruing loans and foreclosed property. Non-performing assets totalled $5.1 million at June 30, 1996 and $6.2 million at December 31, 1995.

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

Interest income recognized on impaired loans (including restructured loans), using the cash basis of income recognition, amounted to approximately $20,000 and $136,000 for the three and six months ended June 30, 1996, compared to $27,000 and $72,000 for the same periods in 1995, respectively. The average recorded investment of impaired loans for the three and six months ended June 30, 1996 was $2.1 million compared to $1.2 million and $1.1 million for the same periods in 1995 and $1.4 million for the twelve month period ended December 31, 1995.

Foreclosed property consists mainly of real estate collateral from loans which were foreclosed.

The following table indicates the recorded investment of non-performing assets and the related valuation allowance for impaired loans.

                                               June 30,  1996             December 31, 1995
                                               --------------             -----------------

                                                      Impaired Loan               Impaired Loan
                                          Recorded      Valuation      Recorded     Valuation
                                         Investment     Allowance     Investment    Allowance
                                         ----------   --------------  ----------  -------------
                                                           (Dollars in thousands)

Non-accruing Loans

  Impaired Loans
     Requiring a valuation allowance       $  221        $  123        $  318       $  120
     Not requiring a valuation allowance      632          --             541         --
                                           ------        ------        ------       ------
                                              853           123           859          120

  Restructured Loans                          975           432         1,043          152
                                           ------        ------        ------       ------

  Total impaired and restructured loans     1,828        $  555         1,902       $  272
                                                         ======                     ======

  Residential Mortgage                      1,361                       2,039
  Other                                       399                         475
                                           ------                      ------

Total non-accruing                          3,588                       4,416

Foreclosed property, net                    1,513                       1,756
                                           ------                      ------

Total non-performing assets                $5,101                      $6,172
                                           ======                      ======

Percentage of non-performing assets
  to total assets                            0.61%                      0.76%
Percentage of allowance for possible
  loan losses to non-accruing loans        194.26%                     148.3%

The valuation allowance for impaired loans is included in the allowance for possible loan losses on the balance sheet.

Investments

At June 30, 1996 the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank ("FHLB") stock and stock in the Savings Bank Life Insurance Company of Massachusetts, totalled $283.0 million or 33.6% of total assets, compared to $275.9 million or 34.1% of total assets at December 31, 1995. Interest and dividend income on the investment portfolio generated 27.1% of total interest and dividend income for the six months ended June 30, 1996 compared to 34.7% for the comparable period in 1995.

To identify and control risks associated with the investment portfolio, the Company has established policies and procedures, which include stop loss limits and stress testing on a periodic basis, to control market risk on the investment portfolio.

Deposits

Deposits have historically been the primary source of funds for lending and investment activities. Deposit flows vary significantly and are influenced by prevailing interest rates, money market conditions, economic conditions and competition. At June 30, 1996 the Bank had total deposits of $508.1 million representing a net increase of $16.6 million compared to total deposits of $491.5 million at December 31, 1995. This increase is attributable to an increase of $14.0 million in term deposits and by a net increase of $2.5 million in Demand Deposits, Savings, NOW and Money Market accounts.

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

Borrowed Funds

The Bank is a member of the FHLB and is entitled to borrow from the FHLB by pledging certain assets. The Bank also utilizes short term repurchase agreements with maturities less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. These borrowings are an alternative source of funds compared to deposits and totalled $256.7 million at June 30, 1996 compared to $245.6 million at December 31, 1995.

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

At June 30, 1996 the Bank had outstanding commitments to loan funds, under mortgage, construction, commercial and home equity lines of credit amounting to $48.4 million compared to $39.9 million at June 30, 1995. Management believes the sources of liquidity previously discussed are sufficient to meet its commitments.

Net cash provided by operating activities totalled $7.5 million for the six months ended June 30, 1996 compared to $9.5 million for the same period in 1995.

Net cash used for investing activities totalled $40.6 million for the six months ended June 30, 1996 compared to cash used of $24.1 million for the comparable period in 1995.

Net cash provided by financing activities totalled $26.3 million for the six months ended June 30, 1996, compared to net cash provided of $22.7 million for the comparable period in 1995. The change reflects an increase in net borrowings, and a decrease in the net growth of deposits when compared to the prior period.

As a federal savings institution regulated by the Office of Thrift Supervision, the Bank is required to meet certain minimum regulatory capital requirements: tangible capital, total capital, core/leverage capital, Tier 1 risk-based capital and total risk- based capital. In addition, under the Prompt Corrective Action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, (FDICIA), the Bank's capital position may be classified in one of five different capital categories ranging from critically undercapitalized to well capitalized. As of June 30, 1996, the Bank met all of the minimum regulatory requirements of the well capitalized category under FDICIA. The Company's core/leverage, tier 1 risk-based and total risk- based capital at June 30, 1996, together with related regulatory minimum requirements are summarized below. The Company's total capital, tangible capital and tangible equity ratios were equal to the core/leverage capital ratio.


                                             Core/       Tier 1       Total
                                           Leverage    Risk-based   Risk-based
                                            Capital      Capital      Capital
                                           --------    ----------   ----------
                                                 (Dollars in thousands)

Core Capital                               $ 62,437    $ 62,437    $ 62,437
Unrealized loss on investment securities
  available-for-sale not included in
  regulatory capital                          1,105       1,105       1,105
General Valuation Allowance                    --          --         6,314
                                           --------    --------    --------
  Regulatory Capital Measure               $ 63,542    $ 63,542    $ 69,856
                                           ========    ========    ========

Total Assets                               $842,903    $842,903    $842,903

Adjusted Assets                            $842,903    $   --      $   --
Risk-based Assets (unaudited)              $   --      $504,474    $504,474
Capital Ratio (unaudited)                      7.54%      12.60%      13.85%
Regulatory minimum requirement                 3.00%       4.00%       8.00%



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


(b) No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   FIRST ESSEX BANCORP, INC.
                                  (Registrant)






Date:  July 26, 1996              /s/ Sametta A. Glass
                                  Sametta A. Glass
                                  Senior Vice President
                                  and Principal Accounting Officer