Form 10-Q
period 1996-09-30
FIRST ESSEX BANCORP INC
filed 1996-11-14
CIK 808246

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                ----------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended 9/30/96

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

         Yes    X              No


The number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1996:


        Title of Class                                      Shares Outstanding

   Common Stock, $.10 par value                                 6,058,935

                    CAUTIONARY STATEMENT FOR PURPOSES OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This Report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance, assumptions, and other statements which are other than statements of historical fact. The Company wishes to caution readers that the following important factors, among others, may have affected, and could in the future affect, the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company herein:
(i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company and its wholly owned banking subsidiary, First Essex Bank, FSB, must comply, and the associated costs of compliance with such laws and regulations, either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including increased competition from larger regional and out-of-state banking organizations as well as nonbank providers of various financial services; (iv) the effect of unforeseen changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional and national economies.

                            FIRST ESSEX BANCORP, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION



                                                                           Page
ITEM 1.       Financial Statements (unaudited)

              Consolidated Balance Sheets as of September 30, 1996
                    and December 31, 1995                                     4

              Consolidated Statements of Operations for the
                    three months ended September 30, 1996 and 1995            5

              Consolidated Statements of Operations for the
                    nine months ended September 30, 1996 and 1995             6

              Consolidated Statements of Stockholders' Equity
                    for the year ended December 31, 1995
                    and the nine months ended September 30, 1996              7

              Consolidated Statements of Cash Flows for the
                    nine months ended September 30, 1996 and 1995             8

              Note to the Consolidated Financial Statements                   9


ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                         10-21


                           PART II - OTHER INFORMATION


ITEM 6.        Exhibits and Reports on Form 8-K                              22

                          ITEM 1. FINANCIAL STATEMENTS

                            FIRST ESSEX BANCORP, INC.
                           Consolidated Balance Sheets
                                   (unaudited)
                                                                                     September 30,             December 31,
                                                                                          1996                     1995
                                                                                    --------------             -----------
                                                                                           (Dollars in thousands)

                                                               ASSETS

Cash and cash equivalents                                                                $  18,395               $  27,308
Investment securities available-for-sale                                                   139,231                 115,153
Investment securities held-to-maturity
 (fair value $107,787,000, and $133,651,000)                                               109,534                 135,098
Stock in Savings Bank Life Insurance Company                                                 1,194                   1,194
Stock in Federal Home Loan Bank of Boston                                                   14,869                  14,869
Mortgage loans held-for-sale                                                                 7,739                   5,821
Loans receivable, less allowance for possible loan losses of
 $6,757,000 and $6,552,000                                                                 556,749                 487,678
Foreclosed property, net of valuation reserve of $874,000
  and $1,316,000                                                                             1,159                   1,756
Bank premises and equipment                                                                  9,738                  10,047
Accrued interest receivable                                                                  4,813                   4,466
Other assets                                                                                 5,747                   5,402
                                                                                          --------                --------

  Total assets                                                                            $869,168                $808,792
                                                                                          ========                ========


                                                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Depositors' accounts                                                                      $512,517               $491,469
Borrowed funds                                                                             277,806                245,569
Mortgagors' escrow accounts                                                                  1,632                    718
Other liabilities                                                                           12,576                 10,864
                                                                                          --------               --------
  Total liabilities                                                                       $804,531               $748,620
                                                                                          --------               --------

STOCKHOLDERS' EQUITY
Serial preferred stock:  $.10 par value per share; 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $.10 par value per share; 25,000,000 shares
 authorized, 8,044,935 and 8,009,267 shares issued                                       $     804               $    801
Additional paid-in capital                                                                  58,476                 58,208
Retained earnings                                                                           21,913                 17,682
Treasury stock, at cost, 1,986,000 shares                                                 (15,842)                (15,842)
Valuation allowance for unrealized losses on
 investment securities available-for-sale                                                    (714)                   (677)
                                                                                          --------               ---------

  Total stockholders' equity                                                                64,637                 60,172
                                                                                          --------               --------

Total liabilities and stockholders' equity                                                $869,168               $808,792
                                                                                          ========               ========

                            FIRST ESSEX BANCORP, INC.
                      Consolidated Statements of Operations
                                   (unaudited)
                                                                                          Three Months Ended September 30,
                                                                                         ----------------------------------
                                                                                            1996                    1995
                                                                                          --------                --------
                                                                                  (Dollars in thousands, except per share amounts)

Interest and dividend income:
   Interest on mortgage loans                                                               $6,285                  $6,798
   Interest on other loans                                                                   5,576                   4,029
   Interest and dividends on investment securities available-for-sale                        2,138                     556
   Interest and dividends on investment securities held-to-maturity                          1,992                   4,030
   Interest on short-term investments                                                           98                      78
                                                                                           -------                 -------
      Total interest and dividend income                                                    16,089                  15,491
                                                                                           -------                  ------

Interest expense
   Interest on depositors' accounts                                                          5,571                   5,203
   Interest on borrowed funds                                                                3,989                   4,422
                                                                                           -------                  ------
       Total interest expense                                                                9,560                   9,625
                                                                                           -------                  ------

Net interest income                                                                          6,529                   5,866
Provision for possible loan losses                                                             240                     209
                                                                                           -------                 -------

Net interest income after provision
   for possible loan losses                                                                  6,289                   5,657

Noninterest income
   Net gain on sales of mortgage loans and mortgage servicing rights                           222                     514
   Loan fees                                                                                   117                     119
   Other fee income                                                                            471                     435
   Other                                                                                        --                      14
                                                                                           -------                 -------

      Total non-interest income                                                                810                   1,082

Noninterest expense
   Salaries and employee benefits                                                            2,344                   2,227
   Building and equipment                                                                      832                     829
   Professional services                                                                       219                     257
   Computer expense                                                                            293                     310
   Insurance                                                                                    58                      13
   Expenses, gains and losses on
    and write-downs of foreclosed property                                                     206                    (92)
   Other                                                                                       612                     692
                                                                                           -------                 -------
      Total noninterest expenses                                                             4,564                   4,236
                                                                                           -------                 -------

Income before provision for income taxes                                                     2,535                   2,503

Provision for income taxes                                                                      11                      10
                                                                                           -------                 -------
Net income                                                                                  $2,524                 $ 2,493
                                                                                           =======                 =======


Earnings per share                                                                         $   .41                 $   .41
                                                                                           =======                 =======
Dividends declared per share                                                               $   .12                 $   .12
                                                                                           =======                 =======

Average common and equivalent shares outstanding                                         6,176,188               6,114,753
                                                                                         =========               =========

                            FIRST ESSEX BANCORP, INC.
                      Consolidated Statements of Operations
                                   (unaudited)
                                                                                           Nine Months Ended September 30,
                                                                                          ---------------------------------
                                                                                            1996                    1995
                                                                                           ------                  ------
                                                                                  (Dollars in thousands, except per share amounts)

Interest and dividend income
   Interest on mortgage loans                                                              $18,664                 $19,598
   Interest on other loans                                                                  15,469                  10,765
   Interest and dividends on investment securities available-for-sale                        5,800                   1,706
   Interest and dividends on investment securities held-to-maturity                          6,402                  13,178
   Interest on short-term investments                                                          317                     166
                                                                                           -------                 -------
      Total interest and dividend income                                                    46,652                  45,413
                                                                                           -------                 -------

Interest expense
   Interest on depositors' accounts                                                         16,244                  14,526
   Interest on borrowed funds                                                               11,291                  13,144
                                                                                           -------                 -------
      Total interest expense                                                                27,535                  27,670
                                                                                           -------                 -------

Net interest income                                                                         19,117                  17,743
Provision for possible loan losses                                                           1,055                     538
                                                                                           -------                 -------

Net interest income after provision
   for possible loan losses                                                                 18,062                  17,205

Noninterest income
   Net gain on sales of mortgage loans and mortgage servicing rights                         1,152                     809
   Loan fees                                                                                   400                     347
   Other fee income                                                                          1,382                   1,335
   Other                                                                                        23                      39
                                                                                           -------                 -------

      Total non-interest income                                                              2,957                   2,530

Noninterest expense
   Salaries and employee benefits                                                            7,315                   6,706
   Building and equipment                                                                    2,591                   2,363
   Professional services                                                                       862                     809
   Computer expense                                                                            913                     894
   Insurance                                                                                   153                     591
   Expenses, gains and losses on
    and write-downs of foreclosed property                                                     514                     399
   Other                                                                                     2,233                   2,218
                                                                                           -------                 -------
      Total noninterest expenses                                                            14,581                  13,980
                                                                                           -------                 -------

Income before provision for income taxes                                                     6,438                   5,755

Provision for income taxes                                                                      30                      30
                                                                                           -------                 -------
Net income                                                                                 $ 6,408                 $ 5,725
                                                                                           =======                 =======


Earnings per share                                                                         $  1.04                 $   .94
                                                                                           =======                 =======
Dividends declared per share                                                               $   .36                 $   .28
                                                                                           =======                 =======

Average common and equivalent shares outstanding                                         6,164,322               6,086,016
                                                                                         =========               =========

                            FIRST ESSEX BANCORP, INC.
                 Consolidated Statements of Stockholders' Equity


                          Year Ended December 31, 1995
                  And The Nine Months Ended September 30, 1996

                                                                                          Valuation Allowance
                                                                                         For Unrealized Losses
                                               Additional                               On Investment Securities
                                  Common        Paid-in       Retained       Treasury          Available-
                                   Stock        Capital       Earnings         Stock            For-Sale            Total
                                  ------       ----------     --------       --------   ------------------------    -----
                                                           (Dollars in thousands)

Balance at December 31, 1994        $801        $58,192        $12,638        $(15,842)          $(1,032)          $54,757

Net income                           --             --           7,452             --                --              7,452
Cash dividends declared              --             --          (2,408)            --                --             (2,408)
Stock options exercised              --              16            --              --                --                 16
Change in valuation
   allowance for unrealized losses
   on investment securities
   available-for-sale                --             --             --              --                355               355
                                   -----        -------        -------        --------           -------           -------

Balance at December 31, 1995         801         58,208         17,682         (15,842)             (677)           60,172

Net income                           --             --           6,408             --                --              6,408
Cash dividends declared              --             --          (2,177)            --                --             (2,177)

Stock options exercised                3            268            --              --                --                271
Change in valuation
   allowance for unrealized losses
   on investment securities
   available-for-sale                --             --             --              --                (37)              (37)
                                   -----        -------        -------        --------            ------           -------

Balance at September 30,  1996      $804        $58,476        $21,913        $(15,842)          $  (714)          $64,637
                                   =====        =======        =======        ========           =======           =======

                            FIRST ESSEX BANCORP, INC
                      Consolidated Statements of Cash Flows
                                   (unaudited)
                                                                                          Nine Months Ended September 30,
                                                                                         ---------------------------------
                                                                                           1996                    1995
                                                                                          ------                  ------
                                                                                              (Dollars in thousands)
Cash flows from operating activities
   Net income                                                                             $ 6,408                  $5,725
Adjustments to reconcile net income to net cash provided by operating activities
   Provision for possible loan losses                                                       1,055                     538
   Provision for depreciation and amortization                                              1,338                   1,154
   Gain on sales of foreclosed property                                                      (106)                    (73)
   Write-down of foreclosed property                                                           83                     371
   Amortization of investment securities discounts and premiums, net                        1,135                   1,084
   Income taxes                                                                                30                     ---
   Proceeds from sales of mortgage loans and mortgage servicing rights                     75,702                  52,344
   Mortgage loans originated for sale                                                     (76,468)                (55,913)
   Realized gains on the sale of mortgage loans and mortgage servicing rights, net         (1,152)                   (514)
   Increase in accrued interest receivable                                                   (347)                   (604)
   Increase in other assets                                                                  (345)                   (123)
   Increase (decrease) in other liabilities                                                 1,682                  (2,752)
                                                                                           -------                -------

   Net cash provided by operating activities                                                9,015                   1,237

Cash flows from investing activities
   Proceeds from maturities and principal payments of available-for-sale securities        26,772                   1,436
   Proceeds from maturities and principal payments of held-to-maturity securities          50,854                  49,599
   Purchases of available-for-sale securities                                             (51,447)                   ---
   Purchases of held-to-maturity securities                                               (25,865)                 (2,253)
   Purchases of Federal Home Loan Bank stock                                                  ---                   (2,094)
   Loans originated, net of principal collected                                           (71,628)                (78,888)
   Proceeds from sales of foreclosed property                                               2,122                   2,296
   Purchases of bank premises and equipment                                                (1,029)                 (3,015)
                                                                                          -------                 -------

   Net cash used in investing activities                                                  (70,221)                (32,919)

Cash flows from financing activities
   Net increase (decrease) in demand deposits, NOW accounts
      and savings accounts                                                                     13                 (13,327)
   Net increase of time deposits                                                           21,035                  41,468
   Net increase (decrease) in borrowed funds with maturities of three months or less       10,514                 (69,879)
   Proceeds from borrowed funds with maturities in excess of three months                  89,500                 286,517
   Repayments of borrowed funds with maturities in excess of three months                 (67,777)               (207,090)
   Increase in mortgagors' escrow accounts                                                    914                     576
   Dividends paid                                                                          (2,177)                 (1,445)
   Stock options exercised                                                                    271                     ---
                                                                                          -------                 -------
   Net cash provided by financing activities                                               52,293                  36,820
                                                                                          -------                 -------
   Net increase (decrease) in cash and cash equivalents                                    (8,913)                  5,138
Cash and cash equivalents at beginning of period                                           27,308                  18,714
                                                                                          -------                 -------

Cash and cash equivalents at end of period                                                $18,395                 $23,852
                                                                                          =======                 =======

Supplemental disclosure of cash flow information:
   Interest paid during the year                                                          $27,501                 $27,410
   Income taxes paid                                                                         ---                     ---
Supplemental schedule of noncash financing and investing activities:
   Real estate acquired through, or deeds in lieu of, foreclosure                           1,502                   1,743

                            FIRST ESSEX BANCORP, INC.
                   Notes to Consolidated Financial Statements





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

2. Merger

On August 5, 1996, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with Finest Financial Corp. ("Finest"), the holding company of Pelham Bank and Trust Company. Pursuant to the Merger Agreement, the Company will acquire all of the outstanding shares of Finest for total consideration of approximately $30 million or $20.25 per share. The Merger Agreement provides for payment of the purchase price utilizing a combination of cash and the common stock of the Company subject to an overall limitation that a minimum of 50% and a maximum of 62% of the total number of outstanding shares of Finest common stock shall be converted into shares of the Company's common stock, with the remaining outstanding shares of Finest common stock to be converted into cash. The Merger Agreement further provides for amendment to the purchase price if certain conditions occur. The transaction remains subject to approval by First Essex and Finest Shareholders and the Office of Thrift Supervision. The transaction will be accounted for as a purchase and is anticipated to close in December 1996.

 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

                            FIRST ESSEX BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                               September 30, 1996

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



                              Results of Operations

General

Net income for the three months ended September 30, 1996 was $2.5 million which is comparable to the level of income reported for the same period in 1995. Net interest income totalled $6.5 million for the quarter compared to $5.9 million for the same period in 1995. During the quarter higher net interest income of $663,000 was offset by a reduction of non-interest income of $272,000, an increase in the provision for possible loan losses of $31,000 and an increase in noninterest expense of $328,000.

Net income for the nine months ended September 30, 1996 was $6.4 million compared to net income of $5.7 million for the same period in 1995. The increase in net income over the comparative nine months in 1995 was due primarily to higher net interest income of $1.4 million and an increase in non-interest income of $427,000. This was offset by an increase in the provision for possible loan losses of $517,000 and increases in non-interest expense of $601,000.

The following table presents an analysis of average yields earned and rates paid for the periods indicated:

                                                                           For The Three Months Ended September 30,

                                                                        1996                                    1995
                                                       ---------------------------------           --------------------------------
                                                                       Interest  Average                       Interest     Average
                                                       Average         Earned/   Yield/            Average     Earned/      Yield/
                                                       Balance         Paid      Rate              Balance     Paid         Rate
                                                       -------         --------  -------           -------     --------     -------
                                                                                        (Dollars in thousands)
Assets
Earning assets
   Short-term investments                            $   7,103       $   98        5.52%           $ 5,485       $   78      5.69%
   Investment securities                               270,851        4,130        6.10            306,319        4,586      5.99
                                                      --------       ------                       --------       ------

   Mortgage loans(1)                                   304,773        6,285        8.25            335,448        6,798      8.11
   Consumer loans (1)                                  165,079        3,619        8.77             51,638        1,460     11.31

   Commercial loans(1)                                  76,856        1,957       10.19            110,858        2,569      9.27
                                                      --------       ------                       --------       ------
      Total loans(1)                                   546,708       11,861        8.68            497,944       10,827      8.70
                                                      --------       ------                       --------       ------
      Total earning assets                             824,662       16,089        7.80            809,748       15,491      7.65
   Allowance for possible loan losses                  (6,863)                                     (6,353)
                                                      --------                                    --------
      Total earning assets less allowance
        for possible loan losses                       817,799                                     803,395
   Other assets                                         33,048                                      33,753
                                                      --------                                    --------
      Total assets                                    $850,847                                    $837,148
                                                      ========                                    ========

Liabilities and Stockholders' Equity
Deposits
   NOW accounts                                        $33,062        $ 100        1.21%          $ 28,817      $    81      1.12%
   Money market accounts                                71,822          400        2.23             76,263          385      2.02
   Savings accounts                                     49,495          207        1.67             50,134          202      1.61
   Time deposits                                       325,829        4,864        5.97            300,612        4,535      6.03
                                                      --------       ------                       --------       ------
Total interest bearing deposits                        480,208        5,571        4.64            455,826        5,203      4.57
Borrowed funds                                         265,820        3,989        6.00            285,399        4,422      6.20
                                                      --------       ------                       --------       ------
Total interest bearing deposits and borrowed funds     746,028        9,560        5.13            741,225        9,625      5.19
                                                                     ------                                      ------
Demand deposits                                         30,426                                      24,918

Other liabilities                                       10,817                                      11,794
                                                      --------                                    --------
   Total liabilities                                   787,271                                     777,937
Stockholders' equity                                    63,576                                      59,211
                                                      --------                                    --------
   Total liabilities and stockholders' equity         $850,847                                    $837,148
                                                      ========                                    ========

Net interest income                                                 $ 6,529                                     $ 5,866
                                                                    =======                                     =======

Weighted average interest rate spread                                              2.68%                                     2.46%
                                                                                   =====                                     =====
Net yield on average earning assets(2)                                             3.17%                                     2.90%
                                                                                   =====                                     =====

Return on average assets                                                           1.19%                                     1.19%
                                                                                  ======                                    ======
Return on average equity                                                          15.88%                                    16.85%
                                                                                  ======                                    ======

(1) Loans on a non-accrual status are included in the average balance.
(2) Net interest  income before  provision  for possible loan losses  divided by average earning assets.

The following table presents an analysis of average yields earned and rates paid for the periods indicated:

                                                                          For The Nine Months Ended September 30,

                                                                        1996                                    1995
                                                       ---------------------------------           --------------------------------
                                                                       Interest  Average                       Interest     Average
                                                       Average         Earned/   Yield/            Average     Earned/      Yield/
                                                       Balance         Paid      Rate              Balance     Paid         Rate
                                                       -------         --------  -------           -------     --------     -------
                                                                                        (Dollars in thousands)
Assets
Earning assets
   Short-term investments                            $   8,003       $  317        5.28%          $ 4,161       $   166      5.32%
   Investment securities                               270,333       12,202        6.02           324,237        14,885      6.12
                                                      --------       ------                      --------        ------

   Mortgage loans(1)                                   301,264       18,664        8.26           322,197        19,595      8.11
   Consumer loans (1)                                  150,229        9,866        8.76            50,086         4,337     11.55

   Commercial loans(1)                                  71,707        5,603       10.42            94,902         6,430      9.03
                                                      --------       ------                      --------        ------
      Total loans(1)                                   523,200       34,133        8.70           467,185        30,362      8.67
                                                      --------       ------                      --------        ------
      Total earning assets                             801,536       46,652        7.76           795,583        45,413      7.61
   Allowance for possible loan losses                  (6,744)                                     (6,445)
                                                      --------                                   --------
      Total earning assets less allowance
        for possible loan losses                       794,792                                    789,138
   Other assets                                         32,175                                     31,909
                                                      --------                                   --------
      Total assets                                    $826,967                                   $821,047
                                                      ========                                   ========

Liabilities and Stockholders' Equity
Deposits
   NOW accounts                                        $32,217        $ 291        1.20%         $ 28,201       $   238      1.13%
   Money market accounts                                72,922        1,191        2.18            81,138         1,192      1.96
   Savings accounts                                     49,608          620        1.67            51,552           615      1.59
Time deposits                                          316,705       14,142        5.95           291,039        12,481      5.72
                                                      --------       ------                      --------        ------
Total interest bearing deposits                        471,452       16,244        4.59           451,930        14,526      4.29
Borrowed funds                                         251,699       11,291        5.98           277,703        13,144      6.31
                                                      --------       ------                      --------        ------
Total interest bearing deposits and borrowed funds     723,151       27,535        5.08           729,633        27,670      5.06
                                                                     ------                                      ------
Demand deposits                                         30,195                                     22,095

Other liabilities                                       11,208                                     11,997
                                                      --------                                   --------
   Total liabilities                                   764,554                                    763,725
Stockholders' equity                                    62,413                                     57,322
                                                      --------                                   --------
   Total liabilities and stockholders' equity         $826,967                                   $821,047
                                                      ========                                   ========

Net interest income                                                 $19,117                                     $17,743
                                                                    =======                                     =======

Weighted average interest rate spread                                              2.68%                                     2.55%
                                                                                   =====                                     =====
Net yield on average earning assets(2)                                             3.18%                                     2.97%
                                                                                   =====                                     =====

Return on average assets                                                           1.03%                                     0.93%
                                                                                  ======                                    ======
Return on average equity                                                          13.69%                                    13.32%
                                                                                  ======                                    ======

(1) Loans on a non-accrual status are included in the average balance.
(2) Net interest  income before  provision  for possible loan losses  divided by average earning assets.

Net Interest Income

Net interest income increased by $663,000 to $6.5 million for the three months ended September 30, 1996, and by $1.4 million to $19.1 million for the nine months ended September 30, 1996. This represents an increase of 11.3% from $5.9 million and 7.7% from $17.7 million when compared to the same periods in 1995. The increases in net interest income in each period are due primarily to increased net yields on average earning assets.

Interest and Dividend Income

Interest and dividend income increased by $598,000 (3.9%) to $16.1 million, and by $1.2 million (2.7%) to $46.7 million for the three and nine month periods ended September 30, 1996, respectively, from $15.5 million and $45.4 million recorded in the same periods in 1995. The increases are primarily attributable to a shift from lower yielding investments to higher earning loans for the three and nine month periods ended September 30, 1996 when compared to the same period in 1995.

Interest Expense

Interest expense of $9.6 million and $27.5 million for the three and nine month periods ended September 30, 1996, respectively, decreased slightly when compared to the same periods in 1995. The decrease in interest expense in each period was attributable to a decrease in rates paid on borrowed funds, partially offset by higher rates paid on deposits and changes in volumes of cost liabilities.


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

The provisions for possible loan losses totalled $240,000 and $1.1 million for the three and nine months ended September 30, 1996 of which $177,000 and $523,000, respectively, related to impaired loans. The provision for possible loan losses was $209,000 and $538,000 for the three and nine month periods ended September 30, 1995, of which $154,000 and $274,000, respectively, related to impaired loans. Provisions result from management's continuing internal review of the loan portfolio as well as its judgment as to the adequacy of the reserves in light of the condition of the regional real estate market and the economy generally. As a result of increased loans, there is an expectation that the Bank will continue to find it necessary to make provisions for possible loan losses in the future. See "Financial Condition - Non-Performing Assets."

Non-Interest Income

Non-interest income consists of net gains from the sales of mortgage loans and mortgage loan servicing rights, along with fee and other non-interest income.

Beginning in 1996, the Company adopted Financial Accounting Standards Board Statement No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"). SFAS No. 122 requires an enterprise involved in mortgage banking activities to recognize, as separate assets, rights to service mortgage loans for others regardless of the manner in which the servicing rights are acquired. In addition, capitalized mortgage servicing rights are required to be assessed for impairment based on the fair value of those rights. The impact of this statement depends on the volume of mortgage loans originated and sold, and servicing rights retained. During the nine months ended September 30, 1996 the Company capitalized mortgage servicing rights totalling $234,000, which are included in other assets on the balance sheet.

Non-interest income decreased by $272,000 (25.1%) to $810,000 for the three months ended September 30, 1996 compared to $1.1 million for the same period in 1995. Non-interest income increased by $427,000 (16.9%) to $3.0 million for the nine months ended September 30, 1996, compared to $2.5 million for the same period in 1995. The increase in non-interest income is due mainly to increased gains on the sale of mortgage loans and mortgage servicing rights which totalled $1.2 million (including $234,000 related to capitalized mortgage servicing rights) for the nine months ended September 30, 1996 compared to $809,000 for the same period in 1995. The increase of $343,000 in gains from the sale of mortgage loans and mortgage loan servicing rights in the nine month period ended September 30, 1996 resulted from the increased volume of loans sold which totalled $74.6 million for the nine month period ended September 30, 1996, compared to $51.8 million for the same period in 1995.

Non-Interest Expense

Non-interest expense increased by $328,000 (7.7%) to $4.6 million for the three months ended September 30, 1996, and by $601,000 (4.3%) to $14.6 million for the nine months ended September 30, 1996, compared to $4.2 million and $14.0 million for the same periods in 1995.

Salaries and employee benefits increased by $117,000 (5.25%) to $2.3 million for the three months ended September 30, 1996, and by $609,000 (9.1%) to $7.3 million for the nine months ended September 30, 1996, when compared to $2.2 million and $6.7 million for the same periods in 1995, primarily due to increases in personnel to support business growth.

Building and equipment costs of $832,000 for the three months ended September 30, 1996 were comparable to the same period in 1995. Building and equipment costs increased by $228,000 to $2.6 million for the nine months ended September 30, 1996, compared to $2.4 million for the same period in 1995 as a result of the new headquarters branch and a new operations center, which were placed in service in the first half of 1995.

Foreclosed property expense increased by $298,000 to $206,000 for the three months ended September 30, 1996, and by $115,000 to $514,000 for the nine months ended September 30, 1996, when compared to a $92,000 net gain for the three months ended September 30, 1995 and $399,000 of net expenses for the nine months ended September 30, 1995. The Company's continued success in managing and selling foreclosed property has resulted in lower levels in the costs associated with professional services and operating expenses related to the properties in foreclosure.

All other operating expenses decreased by $90,000 (7.1%) to $1.2 million for the three months ended September 30, 1996 when compared to $1.3 for the same period in 1995. This decrease was primarily due to costs associated with prospective expansion into new markets and deposit gathering campaigns. All other operating expenses decreased by $351,000 (7.8%) to $4.2 million for the nine months ended September 30, 1996, compared to $4.5 million recorded in the same period in 1995. The reduction is primarily attributable to a reduction in deposit insurance of $480,000, partially offset by the increases in professional and marketing costs as described above.


Income Tax Expense

Deferred tax assets and liabilities are established for the temporary differences between the accounting bases and the tax bases of the Company's assets and liabilities at enacted tax rates expected to be in effect when the amounts related to such temporary differences are realized or settled. The Company's deferred tax assets are reviewed quarterly and adjustments to such assets are recognized as deferred income tax expenses or benefits based on management's judgement relating to the realizability of such assets and reflects management's analysis of future taxable income. Management has valued the deferred tax asset in accordance with regulatory guidelines which allow for an income projection utilizing a one year look forward and which resulted in a valuation reserve of $4.2 million at December 31, 1995. The net provision for income taxes amounted to $30,000 for the nine months ended September 30, 1996 and 1995. Beginning in 1997, the Company will begin to provide for income taxes based on the federal and state tax rates that would be generally applicable to it.

                               Financial Condition


Total assets amounted to $869.2 million at September 30, 1996 an increase of $60.4 million or 7.5% from $808.8 million at December 31, 1995. This increase is primarily attributable to an increase of $69.3 million in loans, excluding the allowance for possible loan losses.

Loans

At September 30, 1996, the loan portfolio, excluding the allowance for possible loan losses, was $563.5 million, representing 64.8% of total assets, compared to $494.2 million or 61.1% of total assets at December 31, 1995.

The following table sets forth information concerning the Company's loan portfolio at the dates indicated. The balances shown in the table are net of unadvanced funds and unearned discounts and fees.
--------------------------------------------------------------------------------


                                         September 30,            December 31,
                                            1996                      1995
                                         -------------            ------------
                                                (Dollars in thousands)

         Mortgage Loans
            Residential             $225,922    40.1%         $229,383    46.4%
            Commercial                61,171    10.9            53,504    10.8
            Construction              20,479     3.6            14,210     2.9
                                    --------   -----          --------   -----
         Total mortgage loans        307,572    54.6           297,097    60.1
                                    --------   -----          --------   -----


         Commercial loans             85,505    15.2            66,737    13.5

         Aircraft loans               30,083     5.3            14,478     2.9

         Consumer loans
            Home equity               12,319     2.2            12,558     2.6
            Automobile                89,656    15.9            76,590    15.5
            Other                     38,371     6.8            26,770     5.4
                                    --------   -----          --------   -----
         Total consumer loans        140,346    24.9           115,918    23.5

              Total loans           $563,506   100.0%         $494,230   100.0%
                                    --------   ------         --------   ------


--------------------------------------------------------------------------------

Loan Origination

Loan originations for the three and nine months ended September 30, 1996 totalled $99.5 million and $263.9, respectively, compared to $73.0 million and $196.7 million for the same periods in 1995. The Bank's mortgage loan originations for the three and nine month periods totalled $65.2 million and $152.1 million, respectively, compared to $43.5 million and $103.1 million for the same periods in 1995. Included in the three and nine month periods were mortgage loans originated for sale of $20.4 million and $76.5 million in 1996, and $37.5 million and $55.9 million in 1995, respectively. Originations of aircraft loans, a lending activity initiated in 1995, totalled $7.1 million and $21.4 million for the three and nine month periods, respectively, in 1996 compared to $4.6 million and $9.5 million for the comparable periods in 1995. During the third quarter of 1996 the Bank also purchased approximately $5.0 million of commercial loans at face value. During the third quarter of 1995 the Bank purchased approximately $11.8 million of loans, primarily commercial real estate loans, at face value of the outstanding principal amount.

The following tables summarize the activity for loan originations for the periods indicated:

--------------------------------------------------------------------------------


                                          Three Months Ended September 30,
                                         ----------------------------------
                                          1996                        1995
                                         ------                      ------
                                               (Dollars in thousands)
    Mortgage
       Residential                     $ 35,335                    $ 30,008
       Commercial Real Estate             5,995                       3,403
       Construction                      23,877                      10,133
                                       --------                   ---------
          Total Mortgage                 65,207                      43,544

    Commercial                           10,508                       8,260

    Aircraft                              7,073                       4,638

    Consumer
       Automobile                        12,196                      12,757
       Other Consumer                     4,518                       3,808
                                       --------                   ---------
          Total Consumer                 16,714                      16,565

Total Loan Originations                $ 99,502                    $ 73,007
                                       ========                    ========

                                            Nine Months Ended September 30,
                                           ---------------------------------
                                          1996                          1995
                                         ------                        ------
                                              (Dollars in thousands)

    Mortgage
       Residential                     $ 97,035                    $ 66,827
       Commercial Real Estate            11,485                       8,832
       Construction                      43,546                      27,490
                                       --------                   ---------
          Total Mortgage                152,066                     103,149

    Commercial                           35,590                      20,466

    Aircraft                             21,424                       9,497

    Consumer
       Automobile                        41,810                      53,761
       Other Consumer                    12,997                       9,792
                                       --------                   ---------
          Total Consumer                 54,807                      63,553

Total Loan Originations                $263,887                    $196,665
                                       ========                    ========
--------------------------------------------------------------------------------

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


The following table summarizes the activity in the allowance for possible loan losses (including amounts established for impaired loans) for the nine months ended September 30, 1996.
--------------------------------------------------------------------------------


                                                          (Dollars in thousands)

         Balance at December 31, 1995                                  $6,552
         Provision for possible loan losses                             1,055

         Charge-offs
              Mortgage                                                    712
              Construction                                                  1
              Commercial                                                   66
              Consumer                                                    772
                                                                       ------
         Total charge-offs                                              1,551
                                                                       ------

         Recoveries
              Mortgage                                                    182
              Construction                                                  4
              Commercial                                                  459
              Consumer                                                     56
                                                                       ------
         Total recoveries                                                 701
                                                                       ------

              Net charge-offs                                             850
                                                                       ------

         Balance at September 30,  1996                                $6,757
                                                                       ======

         Ratio of net charge-offs to average loans outstanding            .16%

See "Non-Performing Assets" for a discussion of the Company's impaired loans.
--------------------------------------------------------------------------------

Non-Performing Assets

Non-performing assets consist of non-accruing loans and foreclosed property. Non-performing assets totalled $4.8 million at September 30, 1996 and $6.2 million at December 31, 1995.

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

Interest income recognized on impaired loans (including restructured loans), using the cash basis of income recognition, amounted to approximately $47,000 and $183,000 for the three and nine months ended September 30, 1996, compared to $21,000 and $93,000 for the same periods in 1995, respectively. The average recorded investment of impaired loans for the three and nine months ended September 30, 1996 was $1.9 million and $2.0 million compared to $1.7 million and $1.3 million for the same periods in 1995 and $1.4 million for the twelve month period ended December 31, 1995.

Foreclosed property consists mainly of real estate collateral from loans which were foreclosed.

The following table indicates the recorded investment of non-performing assets and the related valuation allowance for impaired loans.

------------------------------------------------------------------------------------------------------------------------------------


                                                         September 30,  1996                    December 31, 1995
                                                         -------------------                    -----------------

                                                                    Impaired Loan                             Impaired Loan
                                                      Recorded         Valuation              Recorded          Valuation
                                                     Investment        Allowance             Investment         Allowance
                                                     ----------     -------------            ----------       -------------
                                                                              (Dollars in thousands)
       Non-accruing Loans

         Impaired Loans
            Requiring a valuation allowance             $  221           $ 123                   $  318            $ 120
            Not requiring a valuation allowance            440             ---                      541              ---
                                                        ------          ------                  -------            -----
                                                           661             123                      859              120

         Restructured Loans                              1,242             609                    1,043              152
                                                        ------          ------                  -------            -----

         Total impaired and restructured loans           1,903           $ 732                    1,902            $ 272
                                                                        ======                                     =====

         Residential Mortgage                            1,185                                    2,039
         Other                                             548                                      475
                                                        ------                                  -------

       Total non-accruing                                3,636                                    4,416

       Foreclosed property, net                          1,159                                    1,756
                                                        ------                                  -------

       Total non-performing assets                      $4,795                                  $ 6,172
                                                        ======                                  =======

       Percentage of non-performing assets
         to total assets                                 0.55%                                     0.76%
       Percentage of allowance for possible
         loan losses to non-accruing loans              185.9%                                    148.3%

The  valuation  allowance  for  impaired  loans is  included  in the  allowance  for  possible  loan  losses on the  balance  sheet.
------------------------------------------------------------------------------------------------------------------------------------

Investments

At September 30, 1996, the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank ("FHLB") stock and stock in the Savings Bank Life Insurance Company of Massachusetts, totalled $268.7 million or 30.9% of total assets, compared to $275.9 million or 34.1% of total assets at December 31, 1995. Interest and dividend income on the investment portfolio generated 26.8% of total interest and dividend income for the nine months ended September 30, 1996 compared to 33.1% for the comparable period in 1995.

To identify and control risks associated with the investment portfolio, the Company has established policies and procedures, which include stop loss limits and stress testing on a periodic basis, to control market risk on the investment portfolio.

Deposits

Deposits have historically been the primary source of funds for lending and investment activities. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition. At September 30, 1996 the Bank had total deposits of $512.5 million representing a net increase of $21.0 million compared to total deposits of $491.5 million at December 31, 1995. This increase is attributable to an increase of $21.0 million in term deposits.

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

Borrowed Funds

The Bank is a member of the FHLB and is entitled to borrow from the FHLB by pledging certain assets. The Bank also utilizes short term repurchase agreements with maturities less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. These borrowings are an alternative source of funds compared to deposits and totalled $277.8 million at September 30, 1996 compared to $245.6 million at December 31, 1995.

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

At September 30, 1996 the Bank had outstanding commitments to loan funds, under mortgage, construction, commercial and home equity lines of credit amounting to $47.9 million compared to $52.1 million at September 30, 1995. Management believes the sources of liquidity previously discussed are sufficient to meet its commitments.

Net cash provided by operating activities totalled $9.0 million for the nine months ended September 30, 1996 compared to $1.2 million for the same period in 1995.

Net cash used for investing activities totalled $70.2 million for the nine months ended September 30, 1996 compared to cash used of $32.9 million for the comparable period in 1995. The increase in investing activities for the comparable period primarily reflects the purchase of investment securities during 1996.

Net cash provided by financing activities totalled $52.3 million for the nine months ended September 30, 1996, compared to net cash provided of $36.8 million for the comparable period in 1995. The change reflects increases in net borrowings, and decreases in the net growth of deposits when compared to the prior period.

As a federal savings institution regulated by the Office of Thrift Supervision, the Bank is required to meet certain minimum regulatory capital requirements: tangible capital, total capital, core/leverage capital, Tier 1 risk-based capital and total risk-based capital. In addition, under the Prompt Corrective Action provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991, (FDICIA), the Bank's capital position may be classified in one of five different capital categories ranging from critically undercapitalized to well capitalized. As of September 30, 1996, the Bank met all of the minimum regulatory requirements of the well capitalized category under FDICIA. The Company's core/leverage, tier 1 risk-based and total risk-based capital at September 30, 1996, together with related regulatory minimum requirements are summarized below. The Company's total capital, tangible capital and tangible equity ratios were equal to the core/leverage capital ratio.

------------------------------------------------------------------------------------------------------------------------------------


                                                         Core/                    Tier 1                     Total
                                                       Leverage                 Risk-based                Risk-based
                                                        Capital                   Capital                   Capital
                                                       --------                 ----------                ----------
                                                                          (Dollars in thousands)

         Core Capital                                 $ 64,637                   $ 64,637                  $ 64,637
         Unrealized loss on investment securities
           available-for-sale not included in
           regulatory capital                              714                        714                       714
         General Valuation Allowance                     ----                        ----                     6,701
                                                      --------                   --------                  --------
           Regulatory Capital Measure                 $ 65,351                   $ 65,351                  $ 72,052
                                                      ========                   ========                  ========

         Total Assets                                 $869,168                   $869,168                  $869,168

         Adjusted Assets                              $869,168                   $    ---                  $    ---
         Risk-based Assets (unaudited)                $   ----                   $536,010                  $536,010
         Capital Ratio (unaudited)                        7.52%                     12.19%                    13.44%
         Regulatory minimum requirement                   3.00%                      4.00%                     8.00%

------------------------------------------------------------------------------------------------------------------------------------


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

Recent Accounting Developments

Beginning in 1996, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement also requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of the carrying amount or fair value less cost to sell. The application of the new statement has not had a significant impact on the results of operations or financial condition.

In December, 1995, the FASB issued SFAS No. 123, "Stock-Based Compensation", which became effective for fiscal years beginning after December 15, 1995. SFAS No. 123 requires employee stock-based compensation be either recorded or disclosed at its fair value. Management will continue to account for employee stock-based compensation under Accounting Principles Board Opinion No. 25 and will not adopt the new accounting provisions for employee stock-based compensation under SFAS No. 123, but will include the additional required disclosures in the 1996 consolidated financial statements.

Merger

On August 5, 1996, the Company entered into an Agreement and Plan of Reorganization (the "Merger Agreement") with Finest Financial Corp. ("Finest"), the holding company of Pelham Bank and Trust Company. Pursuant to the Merger Agreement, the Company will acquire all of the outstanding shares of Finest for total consideration of approximately $30 million or $20.25 per share. The Merger Agreement provides for payment of the purchase price utilizing a combination of cash and the common stock of the Company subject to an overall limitation that a minimum of 50% and a maximum of 62% of the total number of outstanding shares of Finest common stock shall be converted into shares of the Company's common stock, with the remaining outstanding shares of Finest common stock to be converted into cash. The Merger Agreement further provides for amendment to the purchase price if certain conditions occur. The transaction remains subject to approval by First Essex and Finest Shareholders and the Office of Thrift Supervision. The transaction will be accounted for as a purchase and is anticipated to close in December 1996.

                            FIRST ESSEX BANCORP, INC.

                           PART II - OTHER INFORMATION



                    Item 6. Exhibits and Reports on Form 8-K

         (b) A current report on Form 8-K, dated August 5, 1996, was filed during the quarter ended September 30, 1996 in conjunction with the signing of a definitive agreement to purchase Finest Financial Corp.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                FIRST ESSEX BANCORP, INC.
                                (Registrant)






Date:  November 13, 1996        /s/ Thomas P. Coursey
                                ---------------------
                                Thomas P. Coursey
                                Vice President and Principal Accounting Officer