Form 10-K
period 1996-12-31
FIRST ESSEX BANCORP INC
filed 1997-03-28
CIK 808246

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC  20549

                                 FORM 10-K

          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996      Commission file number 0-16143

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

                                  Yes [ X ] No
                                       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
                                     [ X ]
                                      ---

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing sale price on the NASDAQ National Market System on February 28, 1997 was $115,335,257.

As of February 28, 1997, 7,475,830 shares of the registrant's common stock, $.10 par value, were outstanding.
--------------------------------------------------------------------------------

                    DOCUMENTS INCORPORATED BY REFERENCE

Selected information from the Registrant's Proxy Statement for the annual meeting to be held May 1, 1997 to be filed with the Securities and Exchange Commission, is incorporated by reference into Part III of this report


                 CAUTIONARY STATEMENT FOR PURPOSES OF THE
             PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

                           TABLE OF CONTENTS

                                Part I

Item 1.  Business                                                              1
Item 2.  Properties                                                            9
Item 3.  Legal Proceedings                                                     9
Item 4.  Submission of Matters to a Vote of Security Holders                   9

                                Part II

Item 5.  Market for the Registrant's Common Stock and Related Security
         Holder Matters                                                       10
Item 6.  Selected Financial Data                                              11
Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                12
Item 8.  Financial Statements and Supplementary Data                          29
Item 9.  Changes in and Disagreements with Accountants and
         Financial Disclosure                                                 63

                                Part III

Item 10. Directors and Executive Officers of the Registrant                   63
Item 11. Executive Compensation                                               63
Item 12. Security Ownership of Certain Beneficial Owners and Management       64
Item 13. Certain Relationships and Related Transactions                       64

                                Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K     64

                                   PART I

                              ITEM 1. BUSINESS

                                  GENERAL

First Essex Bancorp, Inc.
-------------------------
First Essex Bancorp, Inc. ("First Essex" or the "Company") is a Delaware corporation whose primary activity is to act as the parent holding company for First Essex Bank, FSB (the "Bank"). Until December 1, 1993, the business of First Essex Bancorp, Inc. was conducted through two banking subsidiaries, First Essex Savings Bank, a Massachusetts-chartered savings bank and First Essex Savings Bank of New Hampshire, a Guaranty Savings Bank. The New Hampshire bank was owned through a second tier holding company, First Essex Bancorp of New Hampshire, Inc., which was merged into First Essex Bancorp, Inc. on December 1, 1993.

On December 30, 1996, the Company acquired all of the outstanding shares of the common stock of Finest Financial Corp. ("Finest"). The purchase price was composed of 1,353,998 shares of common stock issued at a price of $11.50 per share and a total cash outlay of $16.3 million. Included in the total acquisition cost was approximately $1.4 million of capitalized costs incurred in connection with the acquisition. This transaction was accounted for as a purchase and, accordingly, the consolidated statement of operations includes the results of Finest's operations since the acquisition.

On December 30, 1996, Finest Financial Corp. ("Finest"), the parent holding company of Pelham Bank and Trust Company ("Pelham"), a New Hampshire chartered bank, was merged into the Company in a transaction that was accounted for as a purchase. Pelham was simultaneously merged into the Bank.

First Essex Bank, FSB
---------------------
The Bank was originally founded under a Massachusetts legislative charter issued in 1847. On December 1, 1993, First Essex Savings Bank converted to a federal savings bank with a charter issued by the Office of Thrift Supervision, (the "OTS") under the name of First Essex Bank, FSB. On the same day First Essex Savings Bank of New Hampshire was merged into First Essex Bank, FSB. As stated above, the Bank merged with Pelham on December 30, 1996.

At December 31, 1996, the Bank had total assets of $1.1 billion, of which approximately $196.6 million was attributable to the acquisition of Pelham. The Bank is principally engaged in the business of attracting deposits from the general public and investing in residential mortgage, construction, commercial real estate, commercial and consumer loans. The Bank also makes investments in various investment securities to provide a source of interest and dividend income. The Bank currently maintains fifteen full service banking offices at various locations throughout its market area. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC").

                                  MARKET AREA

First Essex's market area is centered in the Merrimack Valley, approximately 25 miles north of Boston and five miles south of New Hampshire, at the intersection of two major highways: Interstate Route 93, the major north-south roadway connecting Boston with the northern Boston suburban communities and New Hampshire, and Interstate Route 495. The Bank's principal executive offices are located in Andover, Massachusetts, and its main banking office and two of its branches are located in Lawrence, Massachusetts. Other branches are in the surrounding communities of Andover, North Andover, Haverhill, Lowell and Methuen, Massachusetts and Londonderry, Pelham, Salem and Windham, New Hampshire. First Essex also has loan centers in Lowell and Wellesley, Massachusetts, and in Nashua and North Hampton, New Hampshire.

                          CURRENT MARKET CONDITIONS

The New England region, including those portions of northeastern Massachusetts and southern New Hampshire that constitute First Essex's market area, continues to experience growth.

Loan demand to finance new and existing home sales was stronger in 1996 and 1995 than in prior years. The growth in commercial loans to small and mid-size businesses in the area has also shown strength, although the competition among lenders for these loans is intense. First Essex was able to grow loans while adhering to its credit quality guidelines. Automobile sales continued to show their strength in 1996 and First Essex has been able to participate in that growth through an indirect automobile lending program that was begun early in 1994. The general improvement in consumer confidence and the consumer's willingness to take on additional debt has also resulted in growth in direct lending to consumers.

                               REGULATION

General
-------
The Office of Thrift Supervision ("OTS") is the primary regulator of the Company and the Bank. The Bank's deposits are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC. The Company and the Bank must file reports with the OTS concerning activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Periodic examinations are conducted by the OTS to test the Company's and the Bank's compliance with various regulatory requirements. The Bank is also a member of the Federal Home Loan Bank ("FHLB") system, which provides a central credit facility primarily for member institutions. The Company, as a savings and loan holding company, is also required to file certain reports, and otherwise comply, with the rules and regulations of the OTS and of the Securities and Exchange Commission ("SEC") under the federal securities laws.

Business Activities
-------------------
The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and, in certain respects, the Federal Deposit Insurance Act (the "FDI Act"). The HOLA and the FDI Act were amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA, among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties, mandates the establishment of a risk-based deposit insurance assessment system and requires the imposition of numerous additional safety and soundness operational standards and restrictions. FDICIA contains provisions affecting numerous aspects of the operations of federal savings institutions and empowers the OTS and the FDIC, among other agencies, to promulgate regulations implementing its provision.

Qualified Thrift Lender Test
----------------------------
The HOLA requires saving institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, as modified by FDICIA, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less
(i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct the association's business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly basis in 9 out of every 12 months.

Limitation on Capital Distributions
-----------------------------------
OTS regulations impose limitations upon all capital distributions, other than stock dividends, by savings institutions. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that meets or exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the percentage by which its capital to assets ratio exceeds the ratio of its fully phased-in capital requirements to its assets) at the beginning of the calendar year; or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its fully-phased in requirement or the OTS notified the Bank that it was in need of more than normal supervision, the Bank's ability to make capital distributions would be restricted. In addition, the OTS could prohibit any proposed capital distribution by any institution if it determines that such distribution would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, which took effect on December 19, 1992, the Bank generally would be prohibited from making any capital distribution if, after the distribution, the Bank would have
(i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a Tier 1 core capital ratio of less than 3%. As of December 31, 1996, the Bank exceeds all fully-phased in capital requirements.

Branching
---------
The HOLA and OTS regulations permit savings institutions to branch nationwide provided the institutions meet certain asset composition tests. The OTS authority preempts any state law purporting to regulate branching by savings institutions. As of December 31, 1996, the Bank would be permitted to engage in such nationwide interstate branching.

Capital Requirements
--------------------
The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures are established by regulation to ensure the capital adequacy required of the Bank to maintain minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk- weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification received from the OTS categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain the total risk-based, Tier I risk-based and Tier I average asset ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

FDICIA required that the OTS revise risk-based capital standards, with appropriate transition rules, to ensure that they take account of interest rate risk, concentration of risk and the risks of nontraditional activities. Under OTS regulation effective January 1, 1994, a savings institution with interest rate risk exposure above a specified percentage must deduct a specified interest rate risk component when calculating total capital for purposes of determining whether it meets OTS risk-based capital requirements. As of December 31, 1996, the OTS did not deem it necessary for an interest-rate risk component to be deducted from capital in determining risk-based capital requirements.

The Company may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

The capital ratios discussed above, along with the Company's actual capital amounts and ratios are presented in a table within footnote 15 to the consolidated financial statements included in response to Item 8 "Financial Statements and Supplementary Data" of this report.


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

                             LENDING ACTIVITIES

General
At December 31, 1996, the loan portfolio, before deducting the allowance for possible loan losses, was $704.7 million, representing 66.0% of total assets and an increase of $204.6 million over the prior year. The increase in loans included $97.5 million of loans acquired from Finest Financial Corp ("Finest") at the time of its acquisition by the Company.

Loan originations increased in 1996 primarily due to the stabilization of the New England residential real estate market, and in the Massachusetts and New Hampshire economies generally. The increase also reflects a stronger marketing effort by the Bank in the commercial and consumer loan areas. First Essex originates residential first mortgage loans, commercial real estate loans, construction loans, consumer loans and commercial loans. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."

     The following table sets forth information concerning First Essex's loan portfolio, including mortgage loans held for sale, at the dates indicated. The balances shown in the table are net of unadvanced funds and unearned discounts and fees. Required disclosure regarding maturity distribution is shown on pages 26 and 27.

--------------------------------------------------------------------------------------------------------------------------------
                                                                                Years Ended December 31,
                                     1996                1995                 1994                1993               1992
                                   -------             --------             --------            --------            ------
                                                                        (Dollars in Thousands)
     Real Estate:
         Residential              $301,869  42.9%    $235,204  47.0%    $264,848   61.6%    $203,574   70.1%   $205,799   69.4%
         Commercial                102,718  14.6       53,504  10.7       25,786    6.0       28,755    9.9      38,134   12.9
         Construction               24,855   3.5       14,210   2.8       15,527    3.6       14,482    5.0       7,194    2.4
                                 --------- -----    ---------  ----     --------  -----     --------   ----    --------   ----
     Total real estate loans       429,442  61.0      302,918  60.5      306,161   71.2      246,811   85.0     251,127   84.7
                                 ---------  ----    ---------  ----     --------  -----     --------   ----    --------   ----



     Owner occupied commercial
         real estate(1)             29,465   4.2        ---     ---          ---   ---          ---    ---          ---    ---

     Commercial loans               63,695   9.0      66,737   13.4       55,377   12.9      15,416    5.3        8,602    2.9

     Aircraft loans                 33,267   4.7      14,478    2.9          522    0.1        ---     0.0          ---    0.0

     Consumer loans:
         Home equity                12,088   1.7      12,558    2.5       12,943    3.0      14,745    5.1       19,319    6.5
         Automobile                 92,175  13.1      76,590   15.3       34,906    8.1       2,435    0.8        5,182    1.7
         Other                      44,527   6.3      26,770    5.4       19,902    4.7      11,100    3.8       12,404    4.2
                                ---------- -----    ---------  ----      -------  -----   ---------   ----     --------   ----
     Total consumer loans          148,790  21.1     115,918   23.2       67,751   15.8      28,280    9.7       36,905   12.4
                                 ---------  ----    --------   ----      -------  -----   ---------   ----     --------   ----
         Total loans              $704,659 100.0%   $500,051  100.0%    $429,811  100.0%   $290,507  100.0%    $296,634  100.0%
                                  -------- ------    -------- ------    --------  ------   -------- ------     -------- ------

(1) During 1996, management began to report this category of loans separate from its other commercial and commercial real estate loans. Management believes this category of loans is distinguishable from its other commercial lending products. In 1996, the
Company reclassified certain loans to this category from other more historical classification categories.
--------------------------------------------------------------------------------------------------------------------------------

Residential Mortgage Loans
The Bank originates residential first mortgage loans in its market area. At December 31, 1996, the residential mortgage loan portfolio was $301.9 million, representing 42.9% of the loan portfolio. The Company's residential first mortgage loan products consist of six month, one-year, three-year, five year and seven year adjustable-rate mortgages and fixed-rate mortgages, having terms of 15 to 30 years.

Commercial Real Estate Loans
The Bank also holds loans secured by commercial real estate, such as manufacturing, retail, apartment and office buildings. At December 31, 1996, First Essex's commercial real estate loan portfolio had an outstanding balance of $102.7 million, representing 14.6% of First Essex's loan portfolio.

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

Construction Loans
Construction loans are primarily made to developers and builders for the construction of commercial and single family properties. Construction loans have generally been made with maturities of one year or less at a margin floating over the published prime, subject to renewal or extension by the Bank. Additionally, loans are made to qualified individuals for construction of single-family owner-occupied homes that convert to permanent mortgages upon completion of construction. At December 31, 1996, the Bank's construction loan portfolio had an outstanding balance of $24.9 million, representing 3.5% of the loan portfolio.

Owner-Occupied Commercial Real Estate Loans
Owner-occupied commercial real estate loans are extensions of credit to commercial borrowers for the construction or purchase of business space, primarily for the borrower's own use, or loans to commercial borrowers for operating purposes in which the Bank has taken real estate occupied by the borrower as collateral. In these instances, the cash flow of the borrower's business is the primary source of repayment. At December 31, 1996, this portfolio had total outstandings of $29.5 million, representing 4.2% of the Bank's loan portfolio.

Commercial Loans
At December 31, 1996, the portfolio of commercial loans totalled $88.5 million, representing 12.6% of the loan portfolio. Included in that total are $24.8 million of commercial aircraft loans. The Bank offers various types of commercial aircraft loans. The Bank offers various types of commercial loans, which are short term or have adjustable rates at a margin above the prime rate, including secured and unsecured demand loans, time loans, term loans, lines of credit and working capital loans. Commercial loans are originated by the Bank's commercial lending officers and supported by a credit, processing and documentation staff.

Consumer Loans
The portfolio of consumer loans, consisting of automobile loans, fully or partially secured personal loans, boat loans, aircraft loans, second mortgage loans, home equity loans and education loans, as well as unsecured personal loans, totalled $157.3 million, including $8.5 million of consumer aircraft loans, at December 31, 1996, representing 22.3% of the loan portfolio. Automobile loans include dealer indirect loans, as well as loans originated directly in retail branches. The Bank offers a variable rate home equity line of credit called "First Line Equity Credit". This product consists of a line of credit, secured by a second mortgage on residential property, with a monthly adjustable interest rate at a margin above a published prime rate.

Risks Associated with Commercial Real Estate, Commercial, Owner-Occupied Commercial Real Estate and Construction Loans
Commercial real estate and commercial lending involve significant additional risks compared with one-to-four family residential mortgage lending, and, therefore, typically account for a disproportionate share of delinquent loans and real estate owned through foreclosure. Such lending generally involves larger loan balances to single borrowers or groups of related borrowers than does residential lending, and repayment of the loan depends in part on the underlying business and financial condition of the borrower and is more susceptible to adverse future developments. If the cash flow from income-producing property is reduced (for example, because leases are not obtained or renewed), the borrower's ability to repay the loan may be materially impaired. These risks can be significantly affected by considerations of supply and demand in the market for office, manufacturing and retail space and by general economic conditions. As a result, commercial real estate and commercial loans are likely to be subject, to a greater extent than residential property loans, to adverse conditions in the economy generally.

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

At December 31, 1996, the Bank's loan servicing portfolio totalled $95.8 million.

                              NON-PERFORMING ASSETS

General
Non-performing assets consist of non-accruing loans (including loans impaired under the Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan,"), other real estate owned and other foreclosed property. For further information regarding the impairment of loans see "Provision for Possible Loan Losses" included in Item 7
- "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Non-Accruing Loans
It is the general practice of the Bank to discontinue accrual of interest on loans for which payment of interest or principal is 90 days or more past due and such other loans where collection of interest and principal is doubtful. All previously accrued but uncollected interest is reversed against current period interest income when a loan is placed on non-accrual status. At December 31, 1996, the Bank's non-accruing loans totalled $4.7 million compared to $4.4 million on December 31, 1995. For further information regarding the Bank's non-accruing loans, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Non-Performing Assets."

Restructured Loans
These are loans on which concessions have been made in light of the debtor's financial difficulty with the objective of maximizing recovery and with respect to which the renegotiated payment terms are being met. At December 31, 1996 and 1995, the Bank had restructured loans with principal balances of $1.0 million outstanding. For further information regarding restructured loans, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-Performing Assets."

Foreclosed Property
Foreclosed property at December 31, 1996 totalled $1.9 million, compared to $1.8 million at December 31, 1995. Such properties were acquired through foreclosure.

Foreclosed property consists of real or tangible property that collateralized a loan prior to foreclosure or repossession. These properties are carried at the lower of cost or the estimated net realizable values. Any decreases in value prior to sale are charged to operations.

For further information regarding the Bank's foreclosed property, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Non-Performing Assets."

                              INVESTMENT ACTIVITIES

The Bank maintains an investment portfolio to provide a source of interest and dividend income and a potential source of liquidity to meet lending demand and deposit flows. At December 31, 1996, the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, stock in the Federal Home Loan Bank of Boston and stock of the Savings Bank Life Insurance Company of Massachusetts, was $315.7 million, or 29.6% of total assets. Investment securities totalling $62.1 million are attributable to the acquisition of Finest.

Interest and dividend income on the investment portfolio generated 26.2% of total interest and dividend income for the year ended December 31, 1996. See
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Investments" for further information regarding the investment portfolio.

The Bank's investment strategy seeks to enhance liquidity and seeks to realize current income while preserving principal. The Bank will generally invest only in government or corporate bonds or securities issued in the United States and will only purchase bonds which are rated A or higher at the time of purchase.

                                 DEPOSITS

The Bank offers a range of deposit accounts including regular passbook savings, NOW, money market and demand deposit accounts. The Bank offers a number of relationship products which allow customers to combine balances in checking and savings accounts in order to avoid service and maintenance fees, and obtain free banking services. It also includes discounts on installment loans and bonus rates on certificates of deposit. The

Bank also offers 60-day to 7 year term deposit certificates. Interest rates on these certificates vary according to the term selected and are based upon several indices, including the rates on government securities with similar maturities. From time to time, the Bank promotes various types of accounts with the intention of changing the maturity schedule of its liabilities.

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

                                EMPLOYEES

At December 31, 1996, the Bank had 294 employees, of whom 50 were part-time. None of the employees of the Bank are represented by a collective bargaining group and management considers its relations with its employees to be good.

                            ITEM 2. PROPERTIES

The Company's principal banking subsidiary, First Essex Bank, FSB, operates banking facilities in ten locations in northern Massachusetts, and five locations in southern New Hampshire. The offices of the Bank are in good physical condition with modern equipment and facilities considered adequate to meet the banking needs of customers in the communities serviced.

The offices of the Company are located in the Bank's branch office at 71 Main Street in Andover, Massachusetts.

                        ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incident to its business, none of which is believed by management to be material to the financial condition or operations of the Company.


        ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A Special Meeting of Stockholders was held on December 19, 1996 for the purpose of considering and voting upon a proposal to approve and adopt the Agreement and Plan of Reorganization dated August 5, 1996, as amended as of September 27, 1996 (the "Merger Agreement"), by and among First Essex, Finest and Pelham, and each of the transactions contemplated thereby, including the merger (the "Merger") of Finest with and into First Essex, upon the terms and subject to the conditions set forth in the Merger Agreement.

An affirmative vote of the majority of holders of the outstanding shares of First Essex Common Stock was required for approval of the Merger Agreement and the transactions contemplated thereby. Abstentions and broker non-votes had the same effect as votes against the Merger Agreement. At the close of business on the record date of October 31, 1996 outstanding shares totalled 6,058,935 requiring a vote in favor of the Merger Agreement of shares totalling 3,029,468. The number of votes cast in favor of the Merger Agreement totalled 3,207,560. Shares voted against totalled 79,139 with abstentions of 28,739 and non-votes totalling 2,743,497.

                                     PART II

              ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                         RELATED SECURITY HOLDER MATTERS

First Essex Bancorp, Inc. common stock is traded over-the-counter on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System (NASDAQ) under the symbol FESX.

At December 31, 1996, there were 7,421,433 shares outstanding and approximately 1,190 shareholders of record. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

The price information regarding the Company's common stock in the following table is based on high and low closing sales prices on NASDAQ.

-------------------------------------------------------------------------------------------
                                                                                   Dividend
                                                     Price Per Share               Declared
                                                 HIGH               LOW           per Share
                  1996
                  First Quarter               $11.750           $10.187                $.12
                  Second Quarter               11.000            10.375                 .12
                  Third Quarter                12.000            10.000                 .12
                  Fourth Quarter               14.500            11.625                 .12

                  1995

                  First Quarter                $8.750            $7.625                $.08
                  Second Quarter                8.750             8.000                 .08
                  Third Quarter                11.000             8.125                 .12
                  Fourth Quarter               12.000            10.375                 .12
-------------------------------------------------------------------------------------------

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

The Bank is prohibited from paying cash dividends, to the extent that any such payment would reduce its capital below required regulatory capital levels or would impair the liquidation account established in connection with its conversion from mutual to stock form. See Note 14 to the consolidated financial statements included in response to Item 8 - "Financial Statements and Supplementary Data" of this report for further discussion.

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

                         ITEM 6. SELECTED FINANCIAL DATA

                                                                   At December 31,
                                        1996           1995             1994              1993            1992
                                      ------         ------           ------            ------           -----
                                                               (Dollars in thousands)
Balance Sheet Data:
    Total assets                  $1,067,175       $808,792         $806,872          $645,873        $506,913
    Loans receivable                 694,121        493,499          422,574           282,760         284,875
    Investment securities (1)        315,664        275,900          346,943           329,823         186,232
    Foreclosed property                1,880          1,756            3,038             6,360          12,125
    Deposits                         690,953        491,469          456,878           398,233         412,218
    Borrowed funds                   274,958        245,569          279,948           185,001          40,000
    Stockholders' equity              83,141         60,172           54,757            50,749          44,619


                                                               Years Ended December 31,
                                       1996           1995             1994             1993           1992
                                     --------       --------         --------         ---------      --------
                                               (Dollars in thousands, except per share data)
Operating Data:
    Interest and
       dividend income               $63,545        $60,914         $ 45,057          $ 36,183       $ 37,831
    Interest Expense                  37,317         37,081           22,707            16,654         19,240
                                     -------        -------          -------          --------       --------

    Net interest income               26,228         23,833           22,350            19,529         18,591
    Provision for loan losses          1,415            770             ---                ---           ---
    Net gain (loss) on sales
       of securities                     497           (13)             ---                ---            613
    Gain on sale of mortgage loans
       and mortgage servicing rights   1,352          1,431              260               730            234
    Net gain on sales of
       foreclosed property               109             53              141               895            943
    Other income                       2,416          2,290            2,301             2,465          2,252
    Noninterest expenses              20,034         19,297           19,331            19,290         21,522
    Income tax
       expense (benefit)                  40             75             (805)           (2,621)            13
                                     -------        -------          -------           -------        -------
    Net income                       $ 9,113        $ 7,452          $ 6,526           $ 6,950        $ 1,098
                                     =======        =======          =======           =======        =======

Per Share Data:
    Earnings per share                $ 1.47        $  1.22          $  1.08            $ 1.15          $ .18
    Dividends declared                   .48            .40              .28               .11            .00
    Book value at
       end of period                   11.20           9.99             9.10              8.44           7.42

Selected Financial Ratios:
    Return on average assets            1.08%          0.91%            0.94%             1.24%          0.22%
    Return on average equity           14.37          12.79            12.42             14.83           2.50
    Average equity as a
       percentage of average assets     7.54           7.09             7.56              8.34           8.94
    Weighted average interest
       rate spread                      2.72           2.56             3.02              3.29           3.57
    Net yield on average
       earning assets                   3.22           2.99             3.33              3.60           3.96


(1) Investment securities include short term investments, U.S. government and agency obligations, mortgage-backed securities, other bonds and obligations, stock in the Federal Home Loan Bank of Boston and stock in the Savings Bank Life Insurance Company.

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

General

The results of operations of the Company consist primarily of the results of operations of the Bank which is the Company's sole subsidiary. Pretax income for 1996 rose $1.6 million or 22% over 1995. The improvement was in part due to the 2.3% increase in average earning assets combined with decreased levels of nonperforming assets. See Item 1. "Business - Current Market Conditions/Recent Operating Results."

Net income for the year ended December 31, 1996 totalled $9.1 million (or $1.47 per share) compared to $7.5 million (or $1.22 per share) for the same period in 1995. The increase in net income is mainly due to an increase of $2.4 million in net interest income and higher gains in the sale of investment securities of $510,000, offset by an increase in the provision for possible loan losses of $645,000 and an increase in salaries and employee benefit expense of $1.1 million.

Analysis of Average Yields Earned and Rates Paid
The following table presents an analysis of average yields earned and rates paid for the years indicated:

-----------------------------------------------------------------------------------------------------------------------------------
                                                                            Years Ended December 31,

                                                 1996                             1995                           1994
                                   ---------------------------       ---------------------------     ------------------------------
                                              Interest  Average                 Interest  Average              Interest     Average
                                   Average    Earned/    Yield/      Average   Earned/    Yield/     Average    Earned/      Yield/
                                   Balance     Paid      Rate        Balance    Paid       Rate      Balance     Paid         Rate
                                   -------    ------    ------       -------   ------     ------     -------    -------      -----
                                                                                (Dollars in thousands)
Assets

Earning Assets
  Short-term investments           $ 8,589     $  451     5.25%      $ 6,735    $  342     5.08%    $  2,457    $   107     4.35%
  Investment securities            267,493     16,202     6.06       316,501    19,354     6.11      343,303     18,114     5.28
  Total loans (1)                  538,758     46,892     8.70       473,069    41,218     8.71      325,922     26,836     8.23
                                   -------    -------               --------              -----     --------
  Total earning assets             814,840     63,545     7.80       796,305    60,914     7.65      671,682     45,057     6.71
                                   -------    -------               --------              -----     --------
Allowance for possible loan losses  (6,734)                           (6,447)                         (7,332)
                                  --------                          --------                         -------
  Total earning assets less allowance
   for possible loan losses        808,106                           789,858                         664,350
  Other Assets                      32,652                            31,889                          30,760
                                  --------                          --------                        --------
Total Assets                      $840,758                          $821,747                        $695,110
                                  ========                          ========                        ========

Liabilities and Stockholders' Equity
  NOW accounts                      32,846        399     1.21%       28,664       325     1.13%    $ 30,086        354     1.18%
  Money market accounts             72,632      1,606     2.21        79,593     1,586     1.99      105,181      2,210     2.10
  Savings accounts                  49,822        862     1.73        51,069       816     1.60       58,514        780     1.33
  Time deposits                    320,649     19,079     5.95       294,473    17,117     5.81      203,500      9,080     4.46
                                   -------     ------               --------              -----      ------
Total interest bearing
     deposits                      475,949     21,946     4.61       453,799    19,844     4.37      397,281     12,424     3.13
Borrowed funds                     259,070     15,371     5.93       274,956    17,237     6.27      218,553     10,283     4.71
                                   -------   --------               --------              -----      ------
Total interest bearing deposits
   and borrowed funds              735,019     37,317     5.08       728,755    37,081     5.09      615,834     22,707     3.69
                                             --------               --------                         -------
Demand deposits                     30,804                            23,550                          15,982
Other liabilities                   11,530                            11,195                          10,745
                                  --------                          --------                         -------
  Total liabilities                777,353                           763,500                         642,561
Stockholders' equity                63,405                            58,247                          52,549
                                  --------                          --------                         -------
Total liabilities and
 stockholders' equity             $840,758                          $821,747                        $695,110
                                  ========                          ========                        ========
Net interest income                           $26,228                          $23,833                          $22,350
                                             ========                          =======                          =======
Weighted average rate spread                              2.72%                           2.56%                             3.02%
                                                          ====                           =====                              ====
Net yield on earning assets (2)                  3.22%                            2.99%                            3.33%
                                              =======                          ========                            ====

(1) Loans on a non-accrual status are included in the average balance.
(2) Net interest income before provision for possible loan losses divided by average interest earning assets.

-----------------------------------------------------------------------------------------------------------------------------------

Rate/Volume Analysis
The following table presents, for the periods indicated, the changes in interest and dividend income and the changes in interest expense attributable to changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities. The change attributable to both volume and rate has been allocated proportionally to the two categories.


--------------------------------------------------------------------------------------------------------------------------

                                                                                Years ended December 31,

                                                              1996 Compared to 1995              1995 Compared to 1994
                                                            --------------------------       -----------------------------
                                                             Increase (Decrease)              Increase (Decrease)
                                                                   Due to                            Due to
                                                             Volume     Rate      Total       Volume    Rate     Total
                                                                              (Dollars in thousands)
    Interest and dividend income:
       Loans before the allowance for
         possible loan losses                               $ 6,064    $ (390)   $ 5,674     $13,409   $   973   $14,382
       Investment securities                                 (2,970)     (182)    (3,152)     (1,197)    2,437     1,240
       Federal funds sold and short-term investments             97        12        109         214        21       235
                                                             ------    -------  --------     -------    ------   -------
       Total interest and dividend income                     3,191      (560)     2,631      12,426     3,431    15,857
                                                             ------    -------  --------     --------   ------   -------

    Interest expense:
       Savings deposits                                         (48)      188        140        (595)      (22)     (617)
       Time deposits                                          1,550       412      1,962       4,792     3,245     8,037
       Borrowed funds                                          (968)     (898)    (1,866)      3,039     3,915     6,954
                                                            -------    ------   --------     -------   -------   -------
       Total interest expense                                   534      (298)       236       7,236     7,138    14,374
                                                            -------    -------  --------     -------   -------   -------
       Net interest and dividend income                     $ 2,657    $ (262)   $ 2,395     $ 5,190   $(3,707)  $ 1,483
                                                            ========   ======   ========     =======   =======   =======

--------------------------------------------------------------------------------------------------------------------------

Net Interest Income
Net interest income increased by $2.4 million to $26.2 million for the year ended December 31, 1996, representing a 10.0% increase from $23.8 million in 1995. The increase in net interest income is primarily due to the $18.5 million increase (2.3%) in average earning assets along with an increase of 23 basis points in the net yield on average earning assets. The increase in the net yield is attributable to the declining interest cost of borrowed funds and interest bearing deposits.

Net interest income increased by $1.5 million to $23.8 million for the year ended December 31, 1995, representing a 6.6% increase from $22.3 million in 1994. The increase in net interest income is primarily due to the $124.6 million increase (18.6%) in average earning assets offset by a 34 basis point decrease in the net yield on average earning assets. The decrease in net yield is attributable to the rising interest cost of borrowed funds and interest bearing deposits.

Interest and Dividend Income
Interest and dividend income increased by $2.6 million (4.3%) to $63.5 million for the year ended December 31, 1996 from $60.9 million in 1995. This increase was primarily due to the increase in average earning assets. Average earning assets increased from $796.3 million in 1995 to $814.8 million in 1996, a 2.3% increase. The net yield on average earning assets rose 23 basis points from the 1995 yield of 2.99% to 3.22% in 1996.

Interest and dividend income increased by $15.9 million (35.2%) to $60.9 million for the year ended December 31, 1995 from $45.1 million in 1994. This increase was primarily due to the increase in average earning assets. Average earning assets increased from $671.7 million in 1994 to $796.3 million in 1995, an 18.6% increase. The average weighted yield on loans rose 48 basis points from the 1994 yield of 8.23% to 8.71% in 1995. The average weighted yield on investment securities rose from the 1994 yield of 5.28% to 6.11% in 1995.

Interest Expense
Interest expense increased by $236,000 (0.6%) to $37.3 million for the year ended December 31, 1996 from $37.1 million in 1995. The increase is attributable in part to an increase of $2.1 million in the amount paid on depositors' accounts offset by a decrease of $1.9 million paid on borrowed funds. The total weighted cost of funds decreased slightly from a level of 5.09% in 1995 to 5.08% in 1996.

Interest expense increased by $14.4 million (63.3%) to $37.1 million for the year ended December 31, 1995 from $22.7 million in 1994. The main reason for the increase was an increase of $112.9 million (18.3%) in interest bearing liabilities utilized to support asset growth. The remainder was primarily due to the 1.4 percentage point increase in the cost of funds. The total weighted cost of funds increased from a level of 3.69% in 1994 to 5.09% in 1995.

Provision for Possible Loan Losses
Beginning in 1995, the Company adopted SFAS No. 114, as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan" ("SFAS No. 114"). Under SFAS No. 114, the Company considers a loan impaired if it is ninety days or more past due as to principal and interest, or if management's credit risk assessment determines that it is probable that principal and interest will not be collected as contractually scheduled. In addition, loans which are restructured at market rates and comparable to loans with similar risks are considered impaired only in the year of the restructuring, so long as they continue to perform according to the restructured terms. Excluded from the impaired category, but otherwise considered non-accruing loans, are small balance homogeneous loans which are ninety days or more past due. Small balance homogeneous loans include residential mortgage loans, residential construction loans to individuals (excluding builder construction loans) and consumer loans. The Company evaluates a loan's level of impairment by measuring the net present value of the expected future cash flows using the loan's original effective interest rate, or looking at the fair value of the collateral if the loan is collateral dependent. When the difference between the net present value of the impaired loan (or fair value of the collateral if the loan is collateral dependent) is lower than the recorded investment of the loan, the difference is provided to expense with a resulting valuation allowance.

Possible losses on loans are provided for under the accrual method of accounting. Assessing the adequacy of the allowance for possible loan losses involves substantial uncertainties and is based upon management's evaluation of the amount required to meet estimated losses inherent in the loan portfolio after weighing various factors. Among the factors management may consider are the quality of specific loans, risk characteristics of the loan portfolio generally, the level of non-accruing loans, current economic conditions, trends in delinquencies and charge-offs and collateral values of the underlying security. Ultimate losses may vary significantly from the current estimates. Losses on loans, including impaired loans, are charged against the allowance when management believes the collectibility of principal is doubtful.

Provisions for possible loan losses totalled $1.4 million and $770,000 for the years ended December 31, 1996 and 1995, respectively. Included in those amounts were $659,000 and $356,000, respectively, of provisions for possible losses related to loans impaired under SFAS No. 114. There were no provisions for possible loan losses for the year ended December 31, 1994. Provisions result from management's continuing internal review of the loan portfolio as well as its judgment as to the adequacy of the reserves in light of the condition of the regional real estate market and the economy generally. As a result of increased loans, there is an expectation that the Bank will continue to find it necessary to make provisions for possible loan losses in the future. See "Financial Condition - Non-Performing Assets."

The Bank's total allowance for possible loan losses was $10.5 million (including $4.1 million acquired from Finest) or 222.4% of non-accruing loans at December 31, 1996 compared to $6.6 million or 148.4% at December 31, 1995 and $7.2 million or 99.0% at December 31, 1994.

Noninterest Income
Noninterest income consists of net gains or losses from sales of securities, net gains from sales of loans and loan servicing rights, fee and other noninterest income.

Noninterest income increased to $4.3 million for the year ended December 31, 1996 compared to $3.7 million in 1995. The primary reason for the increase from 1995 to 1996 was an increased gain on the sale of investment securities, which rose by $510,000 from a loss of $13,000 in 1995, to a gain of $497,000 in 1996.
Loan fees also increased by $36,000 from $477,000 in 1995 to $513,000 in 1996.

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

Noninterest Expenses
Noninterest expenses increased by $681,000 (3.5%) to $19.9 million for the year ended December 31, 1996 compared to $19.2 million in 1995. This increase is primarily due to a $1.4 million increase in salary and employee benefits and building and equipment costs, offset by a decrease of $606,000 and $118,000 in other operating and foreclosed property expenses, respectively.

Noninterest expenses stayed constant at $19.2 million for the year ended December 31, 1995 compared to 1994. Salary and employee benefits and building and equipment costs, increased by $1.3 million, which was almost entirely offset by a decrease of $1.2 million in foreclosed property expenses.

Salaries and employee benefits increased by $1.1 million (11.7%) to $10.1 million for the year ended December 31, 1996 from $9.0 million in 1995 and $8.1 million in 1994. The increases for both years were primarily due to costs associated with increases in personnel of 12% in 1996 and 6% in 1995 to support business growth.

Building and equipment costs increased $349,000 to $3.6 million for 1996 compared to $3.3 million in 1995 and $2.8 million in 1994. The increase in 1996 was due in part to costs associated with the opening during 1996 of two new branches, one located in Salem, New Hampshire, the other at the Crosspoint Towers in Lowell, Massachusetts.

Expenses associated with foreclosed property totalled $666,000 for the year ended December 31, 1996 compared to $784,000 in 1995. These expenses include $82,000 of additional write-downs of the carrying values of properties during 1996 compared to $361,000 in 1995. Other expenses associated with the ownership of foreclosed property totalled $584,000 in 1996 compared to $423,000 in 1995. While the regional economy and real estate market continues to recover from the difficulties of the past several years, there is no assurance that the Bank will not experience further write-downs in the carrying values of foreclosed property.

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

All other operating expenses decreased in total by $606,000 (9.8%) to $5.6 million for the year ended December 31, 1996 compared to $6.2 million in 1995 and $6.1 million in 1994. The decrease is mainly due to reduction of $498,000 in insurance expense to $192,000 for 1996 when compared to $690,000 in the prior year.

Income Taxes
The net provision for income taxes amounted to $40,000 in 1996 compared to a provision of $75,000 recorded in 1995. The amounts recorded in each year were based on management's quarterly review of the operations of the Company, the realizability of the deferred tax asset, and management's analysis of future taxable income. Management has valued the deferred tax asset in accordance with regulatory guidelines which resulted in the elimination, during 1996, of the deferred tax valuation allowance that existed at December 31, 1995.

Management expects that during 1997 the Company will return to the position of having a provision for income taxes that more closely aligns with statutory rates. For further information on income taxes, see Note 8 of Notes to Consolidated Financial Statements.

                               FINANCIAL CONDITION

Total assets amounted to $1.1 billion at December 31, 1996, an increase of $258.4 million or 32.0% from $808.8 million at December 31, 1995. Included in the increase for 1996 is $191.1 million of assets acquired through the purchase and acquisition of Finest, which was consummated on December 31, 1996.

Loans
At December 31, 1996, the loan portfolio, excluding the allowance for possible loan losses, and including mortgage loans held-for-sale, was $704.7 million, representing 66.0% of total assets, compared to $500.1 million or 61.8% of total assets at December 31, 1995. The increase in loans is attributable in part to the acquisition of Finest and its $101.5 million loan portfolio. See Item 1 - "Business - Lending Activities General" for a table setting forth the composition of the loan portfolio of the Bank at the end of each of the past five years.

The Bank's indirect automobile lending program resulted in $92.2 million, $76.6 million and $34.7 million of automobile loans for the years ending December 31, 1996, 1995 and 1994, respectively. Aircraft loans, an increasing lending activity for the Bank, totalled $33.3 million in 1996 compared to $14.5 million in 1995, and $22,000 in 1994.

Non-Performing Assets
Non-performing assets consist of non-accruing and restructured loans (including loans impaired under SFAS No. 114), and foreclosed property. Non-performing assets totalled $6.6 million at December 31, 1996, compared to $6.2 million at December 31, 1995 and $10.4 million at December 31, 1994. Included in the 1996 total of $6.6 million, are $1.7 million of non-performing assets acquired from Finest.

The Bank's general practice is to discontinue the accrual of interest on loans (including loans impaired under SFAS No. 114) for which payment of interest or principal is ninety days or more past due or for such other loans as considered necessary by management if collection of interest and principal is doubtful. When a loan is placed on non-accrual status, all previously accrued but uncollected interest is reversed against current period interest income.

The principal balance of restructured loans was $1.0 million for both years ended December 31, 1996 and 1995. There were no restructured loans outstanding in 1994.

If the non-accruing loans at December 31, 1996 and 1995 had been current in accordance with their original terms, the amount of interest income that would have been recorded is $140,000 and $389,000, respectively. Interest income recognized on impaired loans, using the cash basis of accounting, amounted to approximately $244,000 for the year ended December 31, 1996 compared to approximately $166,000 in 1995. The amount of interest that was collected and recorded as income on non-performing loans was $350,000 and $511,000 for the years ended December 31, 1996 and 1995 respectively.

Foreclosed property at December 31, 1996 totalled $1.9 million compared to $1.8 million at December 31, 1995 and consists mainly of real estate collateral from loans which were foreclosed. Included in the 1996 total is $740,000 of foreclosed property acquired from Finest at the time of the purchase.

At December 31, 1996, the recorded investment in loans that are considered to be impaired under SFAS No. 114 totalled $1.4 million of which $1.1 million had a related allowance for possible loan losses of $491,000. The remaining $286,000 of impaired loans did not require a related allowance for possible loan losses. The average recorded investment in impaired loans during 1996 was approximately $1.9 million.

The following table shows the composition of non-performing assets for the five years ended December 31, 1996.

-------------------------------------------------------------------------------------------------------------------

                                     1996              1995             1994              1993              1992
                                     ----              ----             ----              ----              ----
                                                             (Dollars in thousands)
    Non-accruing loans:
        Real estate                 $ 2,693            $ 2,559          $ 6,548           $ 9,743          $15,816






        Other                         1,004                814              776             1,325            1,974
        Restructured loans            1,042              1,043              ---               ---            4,447
                                    -------            -------          -------           -------          -------
    Total non-accruing loans          4,739              4,416            7,324            11,068           22,237

    Foreclosed property               1,880              1,756            3,038             6,360           12,125
                                    -------            -------          -------           -------          -------
    Total non-performing assets     $ 6,619            $ 6,172          $10,362           $17,428          $34,362
                                    =======            =======          =======           =======          =======

    Percentage of non-performing
          to total assets              0.62%              0.76%            1.28%             2.70%            6.78%
    Percentage of allowance for
          possible loan losses
          to non-accruing loans       222.4%             148.4%           98.82%            70.00%           52.19%

-------------------------------------------------------------------------------------------------------------------


The following table summarizes the activity of foreclosed property during the year ended December 31, 1996:

-------------------------------------------------------------------------------------------------------------------

                                                                                          Other
                                        Residential      Construction     Commercial   Repossessed
                                        Real Estate       Real Estate    Real Estate      Assets        Total
                                                                    (Dollars in thousands)
Balance at beginning of year              $  406             $ 40          $1,151       $  159         $1,756

         Transfer from loans                 309              ---             242        1,409          1,960
         Write-downs                         ---              (15)            (67)         ---            (82)
         Sales                              (477)             (25)           (517)      (1,475)        (2,494)

Acquired foreclosed property - Finest        740              ---             ---          ---            740
                                          ------            -----          ------       ------          -----
Balance at end of year                    $  978             $  0          $  809       $   93         $1,880
                                          ======            =====          ======        =====         ======

-------------------------------------------------------------------------------------------------------------------

Allowance for Possible Loan Losses
The allowance for loan losses is maintained at a level determined by management to be adequate to provide for probable losses inherent in the loan portfolio including commitments to extend credit. The allowance for loan loss is maintained through the provision for loan losses, which is a charge to operations. The potential for loss in the portfolio reflects the risks and uncertainties inherent in the extension of credit.

The determination of the adequacy of the allowance of possible loan losses is based upon management's assessment of risk elements in the portfolio, factors affecting loan quality and assumptions about the economic environment in which the Company operates. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant individual problem credits. In addition, management reviews overall portfolio quality through an analysis of current levels and trends in charge-off, delinquency and nonaccruing loan data, review of forecasted economic conditions and the overall banking environment. These reviews are of necessity dependent upon estimates, appraisals and judgments, which may change quickly because of changing economic conditions and the Company's perception as to how these factors may affect the financial condition of debtors.

The following table summarizes the activity in the allowance for possible loan losses for the five years ended December 31, 1996:

-----------------------------------------------------------------------------------------------------------------------

                                             1996              1995           1994               1993             1992
                                             ----              ----           ----               ----             ----
                                                                            (Dollars in thousands)
Balance at beginning of year               $6,552          $ 7,237         $ 7,747            $11,759          $18,304
Acquired allowance - Finest                 4,080              ---            ----               ----              ---
Provision for possible loan losses          1,415              770            ----               ----              ---

Charge offs:
          Mortgage                         (1,148)          (1,448)         (1,703)            (4,081)          (5,323)
          Construction                         (1)             (96)             (5)               ---             (652)
          Owner-occupied commercial
            real estate (1)                   ---              ---             ---                ---              ---
          Commercial                         (157)            (230)           (248)            (1,023)            (788)
          Consumer                         (1,029)            (711)           (155)              (467)            (583)
                                          -------        ---------       --------            --------          -------
                  Total Charge-offs        (2,335)          (2,485)         (2,111)            (5,571)         ( 7,346)
                                          -------        ---------       --------            --------          -------

Recoveries:
          Mortgage                            277              234             535                649              479
          Construction                          6              279             240                  2                7
          Owner-occupied commercial
            real estate (1)                   ---              ---             ---                ---              ---
          Commercial                          461              431             727                815              240
          Consumer                             82               86              99                 93               75
                                          -------         ---------      ----------         ----------        --------
                  Total recoveries            826            1,030           1,601              1,559              801

Net Charge-offs                            (1,509)          (1,455)           (510)           ( 4,012)         ( 6,545)
                                        ---------          --------         -------           --------        --------

Balance at end of year                    $10,538           $6,552         $ 7,237            $ 7,747          $11,759
                                          =======           =======        ========           ========         =======
Total loans at end of year               $704,659         $500,051        $429,811           $290,507         $296,634
Average loans for the year                538,758          473,069         325,922            286,965          330,022
Allowance to loans ratio                    1.50%             1.31%           1.68%              2.67%            3.96%
Net Charge-offs to average loans ratio      0.28%             0.30%           0.16%              1.40%            1.98%

(1) During 1996, management began to report this category of loans separate from its other commercial and commercial real estate loans. Management believes this category of loans is distinguishable from its other commercial lending products.
In 1996, the Company reclassified certain loans to this category from other more historical classification categories. In making this reclassification it was determined that no restatement of charge-offs and/or recoveries, if any, to this new loan category would be material or meaningful.

-----------------------------------------------------------------------------------------------------------------------

Investments
At December 31, 1996, the Company's investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank ("FHLB") stock and Savings Bank Life Insurance Company of Massachusetts stock, totalled $315.7 million or 29.6% of assets, compared to $275.9 million or 34.1% of assets at December 31, 1995. The portfolio included U.S. government and agency obligations having a book value of $51.9 million and a fair value of $52.0 million and mortgage-backed securities with a book value of $205.6 million and a fair value of $204.6 million. Interest and dividend income on the Company's investment portfolio generated 26.2% of total interest and dividend income for the year ended December 31, 1996. During 1996 the investment portfolio decreased by $22.3 million, net of the effect of $62.1 million of investment securities available-for-sale acquired through the purchase and acquisition of Finest.

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



The following table sets forth the composition of the investment portfolio for the years indicated:


---------------------------------------------------------------------------------------------------------------

                                                                 1996               1995                1994
                                                               --------          ---------            ---------
                                                                           (Dollars in thousands)
     Short-term investments:
         Interest bearing deposits                             $  3,507           $  5,086             $    217
         Federal funds sold                                      16,350              4,500                2,500
                                                               --------           --------             --------
     Total short-term investments                                19,857              9,586                2,717

     Investment securities held-to-maturity:
         U.S. government & agency obligations                     9,978             17,080               54,271
         Mortgage backed securities                              94,487            118,018              209,747
         Other bonds and obligations                              ---                ---                 31,039
                                                               --------            -------             --------
     Total investment securities held-to-maturity               104,465            135,098              295,057

     Investment securities available-for-sale:
         U.S. government & agency obligations                    41,962               ---                   ---
         Mortgage-backed securities                             111,062             91,781               35,200
         Other bonds and obligations                             21,692             23,372                  ---
                                                               --------            -------              -------
     Total investment securities available for sale             174,716            115,153               35,200

     Stock in Federal Home Loan Bank of Boston                   15,517             14,869               12,775
     Stock in Savings Bank Life Insurance Company                 1,194              1,194                1,194
                                                               --------           --------             --------
     Total investments                                         $315,749           $275,900             $346,943
                                                               ========           ========             ========
     Percent of total assets                                       29.6%              34.1%                43.0%

     For further information regarding the Company's investment portfolio, including information regarding amortized cost and fair value as of December 31, 1996, see notes 1, 3 and 20 to the Company's consolidated financial statements included in response to Item 8 hereof.

---------------------------------------------------------------------------------------------------------------

Set forth below is a breakdown of yields and contractual maturities for the amortized cost of indicated investment securities at December 31, 1996.

------------------------------------------------------------------------------------------------------------------------

                                          U.S.                   Other
                                       government                bonds                 Mortgage-
                                       and agency                 and                   backed
                                       obligations            obligations             securities                Total
                                                             (Dollars in thousands)
   Due in 1 year or less:
                   Amount              $ 9,519                 $ 3,641                 $ 1,596                 $14,756
                    Yield                 5.96%                   5.61%                   6.16%                   5.90%

   Due from 1 to 2 years:
                   Amount               11,985                   2,999                  16,014                  30,998
                    Yield                 5.98%                   5.71%                   4.87%                   5.38%

   Due from 2 to 3 years:
                   Amount                7,000                  15,016                     ---                  22,016
                    Yield                 6.67%                  5.84%                     ---                    6.10%

   Due from 3 to 5 years:
                   Amount               19,729                     ---                  26,725                  46,454
                    Yield                 6.49                     ---                    6.21%                   6.33%

  Due from 5 to 10 years:
                   Amount                3,592                     106                  13,507                  17,205
                    Yield                 7.47%                   6.79%                   6.02%                   6.33%

      Due after 10 years:
                   Amount                  100                     ---                 147,745                 147,845
                    Yield                 9.25%                    ---                    6.52%                   6.52%

                                       -------                 -------                --------                ---------
                   Total:
                   Amount              $51,925                 $21,762                $205,587                $279,274
                    Yield                 6.37%                   5.79%                   6.32%                   6.29%

------------------------------------------------------------------------------------------------------------------------

Deposits
Deposits have historically been the Bank's primary source of funds for lending and investment activities. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition. At December 31, 1996 the Bank had total deposits of $691.0 million, representing a net increase of $199.5 million compared to $491.5 million at December 31, 1995. Included in the 1996 total are $162.1 million of deposits assumed through the purchase and acquisition of Finest. During 1996, the Bank aggressively marketed deposits resulting in increases of $32.3 million in time deposits, and $6.2 million in other deposits.

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

The following table sets forth the composition of average deposits and rates for the years indicated with respect to categories exceeding 10% of total average deposits:

--------------------------------------------------------------------------------------------------------------------

                                                     1996                    1995                      1994
                                                    ------                  ------                    -----

                                                         Weighted                Weighted                   Weighted
                                                          Average                 Average                    Average
                                                         Interest                Interest                   Interest
                                            Amount         Rate        Amount      Rate          Amount       Rate
                                                                          (Dollars in thousands)
    NOW                                    $ 32,846        1.21%     $ 28,664       1.13%        $ 30,086      1.18%
    Money market accounts                    72,632        2.21        79,593       1.99          105,181      2.10
    Savings and notice accounts              49,822        1.73        51,069       1.60           58,514      1.33
    Time deposits                           320,649        5.95       294,473       5.81          203,500      4.46
                                            -------                  --------                    --------
    Total interest bearing deposits         475,949        4.61       453,799       4.37          397,281      3.13

    Demand deposits                          30,804                    23,550                      15,982
                                          ---------                 ---------                    --------
    Total deposits                         $506,753                  $477,349                    $413,263
                                           ========                  ========                    ========
--------------------------------------------------------------------------------------------------------------------


At December 31, 1996, 1995 and 1994, outstanding certificates of deposits in denominations of $100,000 and over had maturities as follows:

---------------------------------------------------------------------------------------------

    Remaining Term to Maturity                       1996            1995              1994
    --------------------------                     -------          -------           -------
                                                                 (Dollars in thousands)
         Three months or less                      $13,993          $ 3,265           $ 2,821
         Three to six months                         3,998            8,324             2,596
         Six to twelve months                       11,816           10,549             3,195
         Over twelve months                         18,530            2,067            11,246
                                                   -------          -------           -------
         Total                                     $48,337          $24,205           $19,858
                                                   =======          =======           =======
---------------------------------------------------------------------------------------------

Borrowed Funds
The Bank is a member of the Federal Home Loan Bank ("FHLB") and is entitled to borrow from the FHLB by pledging certain assets. The Bank also utilizes short term repurchase agreements, generally with maturities less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. Borrowings are an alternative source of funds compared to deposits and totalled $275.0 million at December 31, 1996 compared to $245.6 million and $279.9 million at December 31, 1995 and 1994, respectively. The increase in borrowings in 1995 to 1996 was used to fund loan growth during the year. The decrease in borrowings in 1995 was a result of an increase in deposit accounts.


The following table summarizes the maximum and average amounts of borrowings outstanding, the majority of which are short-term, during 1996, 1995 and 1994 together with the weighted average interest rates thereon.



----------------------------------------------------------------------------------------------------------------------------

                                                  For the Year Ended December 31, 1996              At December 31, 1996
                                            ---------------------------------------------       ----------------------------
                                            Maximum          Average           Weighted                  Weighted
                                            Amount           Amount            Average          Amount            Average
                                            Outstanding      Outstanding       Interest Rate    Outstanding       Int. Rate
                                                                         (Dollars in thousands)
         FHLB Borrowings                     $278,318        $249,278          5.89%             $267,275          5.74%
         Repurchase Agreements                 33,473          12,732          5.28                 7,683          5.18


                                                   For the Year Ended December 31, 1995              At December 31, 1995
                                             --------------------------------------------       ----------------------------
                                             Maximum          Average           Weighted                 Weighted
                                             Amount           Amount            Average          Amount            Average
                                             Outstanding      Outstanding       Interest Rate    Outstanding       Int. Rate
                                                                        (Dollars in thousands)
         FHLB Borrowings                     $285,372         $263,298          6.22%             $219,673          6.10%
         Repurchase Agreements                 27,019            8,432          5.50                25,896          5.72


                                                     For the Year Ended December 31, 1994            At December 31, 1994
                                             --------------------------------------------       ----------------------------
                                             Maximum          Average           Weighted                   Weighted
                                             Amount           Amount            Average          Amount            Average
                                             Outstanding      Outstanding       Interest Rate    Outstanding       Int. Rate
                                                                        (Dollars in thousands)
         FHLB Borrowings                     $255,489         $207,067          4.66%            $225,017          6.10%
         Repurchase Agreements                 55,131           11,399          5.47               54,931          5.94

----------------------------------------------------------------------------------------------------------------------------

                           ASSET/LIABILITY MANAGEMENT

The Bank's asset/liability management strategy is designed to increase net interest income and provide adequate earnings in expected future interest rate environments. As part of this strategy, a balance is sought between the repricing characteristics of its earning assets and funding sources while maximizing the spread between interest income and expense. The Bank adjusts the level of its liquid assets and the mix of its loans and investments based on management's judgment as to the quality of specific investment opportunities and the relative attractiveness of their maturities and yields.

In order to achieve a better repricing balance between its assets and liabilities, the Bank continued to originate and hold in portfolio adjustable rate residential mortgage loans. The Bank has a general policy of writing substantially all newly originated fixed rate residential loans to meet the requirements for sale in the secondary market. During 1996 the Bank sold $93.4 million of residential loans. The Bank's commercial real estate, construction, consumer and commercial business lending programs also provide opportunities to better match the interest rate sensitivity of its loan portfolio and liabilities due to the adjustable rate or short term repricing characteristics of these types of loans. Total loans increased by $204.6 million during the year. Approximately $101.5 million of that increase was as a result of the Finest acquisition completed on December 30, 1996.

During 1996 investments increased by $39.8 million. The Finest acquisition brought an additional $62.1 million into the portfolio. During the year and prior to the Finest acquisition, investments declined due to maturities, amortization, prepayments and sales. Most of this cash was redeployed to fund the growth in the loan portfolio.

Borrowings increased by $29.4 million to fund growth in the commercial and consumer loan portfolios which, excluding the impact of the Finest acquisition, outstripped deposit growth during the year.

Deposits increased by $199.5 million in 1996, including $162.2 million assumed in the Finest acquisition. An aggressive marketing program, along with the opening of two new branches led to an increase in deposits of $37.3 million over the course of the year and prior to the Finest acquisition.

It is management's opinion that interest rates will continue to exhibit volatility. With this in mind, the Bank will continue to follow a strategy which seeks to achieve a balance in the repricing characteristics of its assets and liabilities and provide adequate earnings in all plausible interest rate environments.

The following table sets forth the maturity and repricing information relating to interest sensitive assets and liabilities at December 31, 1996. Fixed-rate mortgage loans and mortgage-backed investments are shown in the table in the time period corresponding to computed principal amortization based on their respective contractual maturity. Short term investments, adjustable-rate loans, investment securities and adjustable mortgage-backed investments are allocated to the period in which the rates would be next adjusted. The table reflects an "expected" prepayment assumption on residential, commercial real estate and consumer loans and mortgage-backed investments. This prepayment assumption was derived from both past experience and a market consensus of prepayment speeds for similar types of loans and mortgage-backed investments. Since regular savings accounts and NOW accounts are not subject to contractual interest rate adjustments, such accounts have been included in the other deposits category and are assumed to reprice within 3-5 years. The Bank believes these deposits are less interest rate sensitive over long periods of time. Other deposits in the 181 - 365 day time period represent anniversary savings accounts which reprice in one year.

----------------------------------------------------------------------------------------------------------------

                                                      December 31, 1996

                                      1-180        181-365         1-3          3-5          5+
                                       Days          Days         Years        Years        Years        Total

                                                              (Dollars in thousands)

Interest-earning assets:
   Short-term  investments          $ 19,772       $   ---       $   ---      $   ---       $  ---      $ 19,772
   Investment securities              39,107         7,917        20,008       22,345        1,201        90,578
   Mortgage-backed securities         90,777        41,676        18,590       51,197        3,074       205,314
   Loans held for sale                 8,915           ---           ---          ---          ---         8,915
   Loans in process                    6,536           ---           ---          ---          ---         6,536
   Fixed rate loans                   47,075        38,552       115,055       95,776       15,003       311,461
   Adjustable rate loans             191,919        92,012        49,495       44,321          ---       377,747
                                    ---------      -------      --------    ---------      -------       -------
   Total rate sensitive assets       404,101       180,157       203,148      213,639       19,278     1,020,323
                                    --------       -------      --------    ---------      -------     ---------

Interest-bearing liabilities:
   Money market deposit accounts      92,173           ---           ---          ---          ---        92,173
   Certificates of deposit           183,252        94,630       116,532       21,446        6,123       421,983
   Other deposits                        ---         3,476           ---      114,552          ---       118,028
   Borrowed funds                    200,683           ---        62,597        8,603        3,075       274,958
                                    --------       -------       -------      -------     --------       -------
   Total rate sensitive liabilities  476,108        98,106       179,129      144,601        9,198       907,140
                                    --------       -------       -------      -------     --------       -------

Excess (deficiency) of
   interest sensitive assets
   over interest sensitive
   liabilities                      $(72,007)      $82,051      $ 24,019     $ 69,038     $ 10,080      $113,181
                                   =========       =======      ========     ========     ========      ========
Cumulative excess
   (deficiency) of interest
   sensitive assets over
   interest sensitive
   liabilities                      $(72,007)      $10,044      $ 34,063     $103,101     $113,181
                                   =========       =======      ========     ========     ========
Cumulative excess
   (deficiency)
   percentage of
   total assets                       (6.75)%        0.94%         3.19%        9.66%        10.61%

----------------------------------------------------------------------------------------------------------------

The following table reflects the scheduled maturities of selected loans at December 31, 1996:

-----------------------------------------------------------------------------------------------------------------

                                                                         One
                                                       One             Through           Over
                                                      Year              Five             Five
                                                     or Less            Years            Years             Total
                                                                          (Dollars in thousands)
         Construction loans                          $24,647           $   139           $   69          $24,855
         Owner-occupied commercial real estate         5,374            10,278           13,813           29,465
         Commercial loans                              9,443            44,387            9,865           63,695
                                                     -------          --------          -------         --------
         Total                                       $39,505           $54,814          $23,747         $118,066
                                                     =======           =======         ========         ========

A summary of the above categories of loans due after one year as to the rate variability follows (dollars in thousands):

         With predetermined rates                                     $23,369
         With floating or adjustable rates                             55,192

         Total maturing or repricing after one year                   $78,561
                                                                      =======
-----------------------------------------------------------------------------------------------------------------

                         LIQUIDITY AND CAPITAL RESOURCES

The Bank's principal sources of liquidity are customer deposits, borrowings from the FHLB, repurchase agreements, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments and loan sales.

Management believes it is prudent to maintain an investment portfolio that not only provides a source of income, but also provides a potential source of liquidity to meet lending demand and deposit flows. The Bank adjusts the level of its liquid assets and the mix of its loans and investments based upon management's judgment as to the quality of specific investment opportunities and the relative attractiveness of their maturities and yields. At December 31, 1996, short-term investments, bonds and obligations and mortgage-backed investments totalled $315.7 million, 4.7% of which either matures or is estimated to be prepaid within one year. At December 31, 1995, short term investments, bonds and obligations and mortgage backed investments totalled $275.9 million, 8.6% of which matured within one year.

At December 31, 1996, the Bank had total outstanding borrowings of $275.0 million, 73% of which matures within one year. In 1995 the Bank had outstanding borrowings of $245.6 million, 61% of which matured in one year.

At December 31, 1996, the Bank had outstanding commitments to loan funds under mortgage, construction and commercial loans and home equity lines of credit, amounting to $58.6 million, compared to $56.0 million in 1995. Management believes the sources of liquidity previously discussed are sufficient to meet its commitments.

Net cash provided by operating activities totalled $13.8 million in 1996 compared to $5.9 million in 1995. Net income was $9.1 million compared to a net income of $7.5 million for the respective period. Included in these amounts were non-cash write-downs of foreclosed properties of $82,000 in 1996 and $361,000 in 1995. The provision for possible loan losses recorded in 1996 was $1.4 million compared to $770,000 in 1995. Net cash provided by operating activities totalled $5.9 million in 1995 compared to $13.8 million in 1994. Net income was $7.5 million compared to a net income of $6.5 million for the respective periods. Included in these amounts were non-cash write-downs of foreclosed properties of $361,000 in 1995 and $1.0 million in 1994. Provisions for possible loan losses recorded in 1995 totalled $770,000. No provision for possible loan losses was recorded in 1994.

Net cash used for investing activities totalled $67.4 million for the year ended December 31, 1996 compared to net cash provided of $5.8 million in 1995 and net cash used of $162.7 million in 1994. The 1996 increase in net cash used by investing activities over 1995 was primarily attributable to increased purchases of investment securities and increased loan originations. The 1995 increase in net cash used by investing activities over 1994 was primarily attributable to a reduction in the purchase of investment securities.

Net cash provided by financing activities totalled $64.5 million for the year ended December 31, 1996 compared to net cash used of $3.0 million for the comparable period in 1995 and net cash provided of $152.4 million in 1994. Net cash provided by the increase in borrowed funds (net of repayments) totalled $29.4 million in 1996, compared to $34.4 million (net of repayments) of cash used in 1995. Net cash provided by deposits totalled $37.3 million in 1996 compared to of $34.6 million in 1995. Net cash of $2.9 million was used to pay dividends in 1996.

The Bank is in compliance with and exceeds Federal regulatory capital requirements. The minimum standards are (i) a total risk-based capital ratio of 8%, (ii) a Tier 1 risk-based capital ratio of 4% or (iii) a Tier 1 core capital ratio of 3%. As of December 31, 1996, the Bank exceeds all fully-phased in capital requirements.

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

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of FIRST ESSEX BANCORP, INC.:

We have audited the accompanying consolidated balance sheets of First Essex Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Essex Bancorp, Inc. and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




                                                     ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 13, 1997

                            FIRST ESSEX BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                      December 31,
                                                                   1996          1995
                                                                   ----          ----
                                                                (Dollars in thousands)
                                     ASSETS

Cash and cash equivalents                                      $   38,078     $ 27,308
Investment securities available-for-sale (Note 3)                 174,716      115,153
Investment securities held-to-maturity
   (fair value $103,529,000 and $133,651,000) (Note 3)            104,465      135,098
Stock in Savings Bank Life Insurance Company                        1,194        1,194
Stock in Federal Home Loan Bank of Boston (Note 7)                 15,517       14,869
Mortgage loans held-for-sale                                        8,915        5,821
Loans receivable, less allowance for possible loan losses of
   $10,538,000 and $6,552,000 (Note 4)                            685,206      487,678
Foreclosed property, net of valuation reserve of
    $834,000 and $1,316,000                                         1,880        1,756
Bank premises and equipment (Note 5)                               11,609       10,047
Accrued interest receivable                                         5,970        4,466
Goodwill                                                           11,800           --
Other assets                                                        7,825        5,402
                                                               ----------     --------
   Total assets                                                $1,067,175     $808,792
                                                               ==========     ========


                             LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Depositors' accounts (Note 6)                                  $  690,953     $491,469
Borrowed funds (Note 7)                                           274,958      245,569
Mortgagors' escrow accounts                                         1,116          718
Other liabilities                                                  17,007       10,864
                                                              -----------     --------
   Total liabilities                                              984,034      748,620
                                                              -----------     --------

COMMITMENTS AND CONTINGENCIES (Note 10)

STOCKHOLDERS' EQUITY (Note 14)
Serial preferred stock $.10 par value per share;
   5,000,000 shares authorized, no shares issued
Common stock $.10 par value per share; 25,000,000 shares
   authorized, 9,407,433 and 8,009,267 shares issued                  941          801
Additional paid-in-capital                                         74,408       58,208
Retained earnings                                                  23,727       17,682
Treasury stock, at cost, 1,986,000 shares                         (15,842)     (15,842)
Valuation allowance for unrealized losses on
   investment securities available-for-sale (Note 1)                  (93)        (677)
                                                               ----------     --------
   Total stockholders' equity                                      83,141       60,172
                                                               ----------     --------
   Total liabilities and stockholders' equity                  $1,067,175     $808,792
                                                               ==========     ========

The accompanying notes are an integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    Year ended December 31,
                                                                          1996             1995             1994
                                                                          ----             ----             ----
                                                                      (Dollars in thousands, except per share amounts)
   Interest and dividend income:
     Interest on mortgage loans                                         $25,753           $26,024          $20,399
     Interest on other loans                                             21,139            15,194            6,437
     Interest and dividends on investment securities available-for-sale   7,865             2,374            1,799
     Interest and dividends on investment securities held-to-maturity     8,337            16,980           16,315
     Interest on short term investments                                     451               342              107
                                                                        -------          --------          -------
     Total interest and dividend income                                  63,545            60,914           45,057
                                                                        -------          --------          -------

Interest expense:
   Interest on depositors' accounts                                      21,946            19,844           12,424
   Interest on borrowed funds                                            15,371            17,237           10,283
                                                                        -------          --------          -------
   Total interest expense                                                37,317            37,081           22,707
                                                                        -------          --------          -------

Net interest income                                                      26,228            23,833           22,350
Provision for possible loan losses (Note 3)                               1,415               770              ---
                                                                        -------          --------          -------

Net interest income after provision
    for possible loan losses                                             24,813            23,063           22,350
                                                                        -------          --------         --------

Noninterest income:
   Net gain on sales of mortgage loans and mortgage servicing rights      1,352             1,431              260
   Net gain (loss) on sales of investment securities                        497               (13)             ---
   Loan fees                                                                513               477              393
   Other fee income                                                       1,877             1,759            1,862
   Other                                                                     26                54               46
                                                                        -------          --------         --------
   Total noninterest income                                               4,265             3,708            2,561
                                                                        -------          --------         --------

Noninterest expense:
   Salaries and employee benefits                                        10,051             8,995            8,140
   Buildings and equipment                                                3,605             3,256            2,800
   Professional services                                                  1,093             1,135            1,179
   Information processing                                                 1,240             1,233              966
   Insurance                                                                192               690            1,146
   Expenses, gains and losses on,
    and write-downs of, foreclosed property                                 666               784            2,007
   Other                                                                  3,078             3,151            2,835
   Retail branch write-offs                                                ---                ---              117
                                                                        -------          --------         --------
   Total noninterest expense                                             19,925            19,244           19,190
                                                                        -------          --------         --------

Income before provision (benefit) for income taxes                        9,153             7,527            5,721
Provision (benefit) for income taxes (Note 8)                                40                75             (805)
                                                                        -------          --------        ---------
Net income                                                              $ 9,113          $  7,452        $   6,526
                                                                       ========          ========        =========
Earnings per share (Note 1)                                            $   1.47          $   1.22         $   1.08
                                                                      =========         =========        =========
Average common and equivalent shares outstanding                      6,188,857         6,104,579        6,063,942
                                                                      =========         =========        =========

The accompanying notes are an integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                 Years ended December 31, 1996, 1995 and 1994
                                                                               Valuation Allowance
                                                                             For Unrealized Losses
                                       Additional          On Investment Securities
                                  Common    Paid-in   Retained   Treasury      Available-
                                  Stock     Capital   Earnings     Stock        For-Sale    Total
                                                   (Dollars in thousands)

Balance at December 31, 1993        $800    $58,152   $  7,797    $(15,842)      $(158)     $ 50,749

Net income                            --         --      6,526          --          --         6,526
Cash dividends declared               --         --     (1,685)         --          --        (1,685)
Stock options exercised                1         40         --          --          --            41
Change in valuation allowance
   for unrealized losses on
   investment securities
   available-for-sale                 --         --         --          --        (874)         (874)
                                   -----   --------   --------    --------       -----       -------

Balance at December 31, 1994         801     58,192     12,638     (15,842)     (1,032)       54,757

Net income                            --         --      7,452          --          --         7,452
Cash dividends declared               --         --     (2,408)         --          --        (2,408)
Stock options exercised               --         16         --          --          --            16
Change in valuation allowance
   for unrealized losses on
   investment securities
   available-for-sale                 --         --         --          --         355           355
                                   -----   --------   --------    --------    --------      --------

Balance at December 31, 1995         801     58,208     17,682     (15,842)       (677)       60,172

Net income                            --         --      9,113          --          --         9,113
Cash dividends declared               --         --     (3,068)         --          --        (3,068)
Issuance of common stock in
   conjunction with the
   acquisition of
   Finest Financial Corp.            136     15,871         --          --          --        16,007
Stock options exercised                4        329         --          --          --           333
Change in valuation allowance
   for unrealized losses on
   investment securities
   available-for-sale                 --         --         --          --         584           584
                                --------   --------   --------    --------    --------      --------

Balance at December 31, 1996        $941    $74,408    $23,727    $(15,842)       $(93)     $ 83,141
                                    ====    =======   ========    ========    ========      ========


The accompanying notes are an integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                   Year ended December 31,
                                                                                                  1996         1995         1994
                                                                                             ---------    ---------    ---------
                                                                                                     (Dollars in thousands)

Cash flows from operating activities:
   Net income                                                                                $   9,113    $   7,452    $   6,526
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for possible loan losses                                                            1,415          770         --
   Provision for depreciation and amortization                                                   1,719        1,603        1,411
   Gain on sale of foreclosed property                                                            (109)         (81)        (141)
   Write-down of foreclosed property                                                                82          361        1,023
   Amortization of investment securities discounts and premiums, net                             1,396        1,398        2,257
   Provision (benefit) for deferred income taxes                                                (1,908)          55         (825)
   Proceeds from sales of mortgage loans and mortgage servicing rights                          94,826       80,135       39,883
   Mortgage loans originated for sale                                                          (96,568)     (81,595)     (37,275)
   Realized (gains) losses on sale of investment securities                                       (497)          13         --
   Realized gains on sales of mortgage loans and mortgage servicing rights, net                 (1,352)      (1,431)        (260)

Changes in assets and liabilities, net of the effect of the purchase of Finest
     Financial, Corp:
   Decrease (increase) in accrued interest receivable                                             (112)          71         (803)
   Decrease (increase) in other assets                                                           1,704           34       (1,106)
   Increase (decrease) in other liabilities                                                      3,830       (2,917)       3,063
                                                                                             ---------    ---------    ---------
         Net cash provided by operating activities                                              13,539        5,868       13,753
                                                                                             ---------    ---------    ---------

Cash flows from investing activities:
   Acquisition of Finest Financial, Corp., net of cash acquired                                  3,041         --           --
   Proceeds from sales of available-for-sale securities                                         48,217       28,292        9,237
   Proceeds from maturities and principal payments of available-for-sale securities             32,339        2,688        3,320
   Proceeds from maturities and principal payments of held-to-maturity securities               55,785       78,687       90,301
   Purchases of available-for-sale securities                                                  (78,243)      (2,412)     (12,122)
   Purchases of held-to-maturity securities                                                    (25,864)      (2,094)    (111,729)
   Loans originated and purchased, net of principal collected                                 (103,446)     (99,765)    (144,611)
   Proceeds from sales of foreclosed property                                                    2,604        3,658        5,155
   Receipts for foreclosed property                                                               --           --            245
   Purchases of bank premises and equipment                                                     (1,697)      (3,303)      (2,491)
                                                                                             ---------    ---------    ---------
         Net cash provided by (used in) investing activities                                   (67,264)       5,751     (162,695)
                                                                                             ---------    ---------    ---------

Cash flows from financing activities:
   Net increase (decrease) in demand deposits, NOW accounts and savings accounts                 6,153      (11,029)     (24,689)
   Net increase of term deposits                                                                31,122       45,620       83,334
   Net increase in borrowed funds with maturities of three months or less                       74,806        7,544       13,001
   Proceeds from borrowed funds with maturities in excess of three months                       92,500      221,297      458,028
   Repayments of borrowed funds with maturities in excess of three months                     (137,917)    (263,220)    (376,082)
   Increase (decrease) in mortgagors' escrow accounts                                              398       (1,086)         356
   Dividends paid                                                                               (2,900)      (2,167)      (1,565)
   Stock options exercised                                                                         333           16           41
                                                                                             ---------    ---------    ---------
         Net cash provided by (used in) financing activities                                    64,495       (3,025)     152,424
                                                                                             ---------    ---------    ---------
         Net increase in cash and cash equivalents                                              10,770        8,594        3,482
Cash and cash equivalents at beginning of the year                                              27,308       18,714       15,232
                                                                                             ---------    ---------    ---------
Cash and cash equivalents at end of the year                                                 $  38,078    $  27,308    $  18,714
                                                                                             =========    =========    =========


The accompanying notes are an integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (continued)

                                                                                            Year ended December 31,
                                                                                    1996             1995             1994
                                                                                    ----             ----             ----
                                                                                         (Dollars in thousands)
Supplemental disclosures of cash flow information:
         Interest paid during the year                                             $37,165            $37,032       $21,974
         Income taxes paid during the year                                             324                ---           ---

Supplemental schedule of noncash financing and investing activities:
         Real estate acquired through, or deeds in lieu of, foreclosure            $ 1,961            $ 2,656        $2,961
         Held-to-maturity securities reclassified to available-for-sale                ---            $82,262           ---
         Securitized loans transferred to investments available-for-sale               ---            $28,305           ---

Acquisition of Finest Financial Corp.:
         Fair value of assets acquired                                            $196,645
         Liabilities assumed                                                      (164,314)
         Common stock issued                                                       (16,007)
                                                                                  ---------
         Cash paid                                                               $  16,324
                                                                                 =========


The accompanying notes are an integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

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


                              INVESTMENT SECURITIES

The Company accounts for its investment securities under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under this statement, investments in debt securities may be classified as held-to-maturity and measured at amortized cost only if the Company has the positive intent and ability to hold such securities to maturity. Investments in debt securities that are not classified as held-to-maturity and equity securities that have readily determinable fair values are classified as trading securities or available-for-sale securities. Trading securities are investments purchased and held principally for the purpose of selling in the near term; available-for-sale securities are investments not classified as trading or held-to-maturity. Unrealized holding gains and losses for trading securities are included in earnings; unrealized holding gains and losses for available-for-sale securities are reported in a separate component of stockholders' equity.

At December 31, 1995, the Bank made a one-time reassessment of its classification of investment securities held-to-maturity and reclassified $82.3 million to investment securities available-for-sale, with an unrealized loss of $1.1 million, as allowed by the special report of implementation of SFAS No.
115. This reclassification does not call into question the Company's intent to hold its remaining investment securities classified as held-to-maturity.

Dividend and interest income, including amortization of premiums and discounts, is included in earnings for all categories of investment securities. Discounts and premiums related to debt securities are amortized using a method that approximates the level-yield method, adjusted for estimated prepayments in the case of mortgage-backed securities.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

In October 1994, the Financial Accounting Standards Board ("FASB") issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". The statement is effective for financial statements issued for fiscal years ending after December 15, 1994. Derivative Financial Instruments, as defined by SFAS No. 119, include futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics. The Company did not have any such instruments as of December 31, 1996 and 1995, except as noted in Note 10.


                                LOANS RECEIVABLE

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

The allowance for possible loan losses is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date. There are inherent uncertainties with respect to the final outcome of the Bank's loans and nonperforming loans. Because of these inherent uncertainties, actual losses may differ from the amounts reflected in these consolidated financial statements. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on borrowers, the performance of individual loans in relation to contract terms, and estimated fair values of underlying collateral. Losses are charged against the allowance when management believes the collectibility of principal is doubtful.

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

Effective January 1, 1995, the Company adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118 ("SFAS No. 114"). This standard requires that impaired loans be measured based on the present value of expected future cash flows discounted at each loan's effective interest rate or, as a practical expedient, at each loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The statement also changes the accounting for in-substance foreclosures and troubled debt restructurings. This statement was applied prospectively with any adjustment reflected in the provision for possible loan losses. The adoption of this statement did not have a material effect on the financial position or results of operations of the Company.

Mortgage loans held-for-sale are carried at the lower of aggregate cost or fair value. Gains and losses on sales of mortgage loans are recognized at the time of sale.

In May 1995, the FASB issued SFAS No. 122, "Accounting for Mortgage Servicing Rights", which became effective for fiscal years beginning after December 15, 1995. The Company adopted the provisions of SFAS No.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

122 on January 1, 1996. SFAS No. 122 requires an enterprise involved in mortgage banking activities to recognize, as separate assets, rights to service mortgage loans for others regardless of the manner in which the servicing rights are acquired. In addition, capitalized mortgage servicing rights are required to be assessed for impairment based on the fair value of those rights. The impact of this statement depends on the volume of mortgage loans originated and sold, and servicing rights retained. The current practice of the Company is to sell most of the mortgage loans it originates with servicing released. Accordingly, the adoption of this statement did not have a material effect on the financial position or results of operations of the Company.


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

In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which became effective for fiscal years beginning after December 15, 1995. The Company adopted the provisions of SFAS No. 121 on January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The statement also requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of the carrying amount or fair value less cost to sell. The adoption of this statement did not have a material effect on the results of operations or financial condition of the Company.

                                INTANGIBLE ASSETS

Intangible assets are the excess of the purchase price over the fair value of net assets acquired (goodwill) in the acquisition of Finest Financial Corp. Goodwill is being amortized on a straight-line basis over 15 years. The Company will periodically evaluate intangible assets for impairment on the basis of whether these assets are fully recoverable from projected, undiscounted net cash flows of the related acquired entity, as required under SFAS

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996


No. 121 as discussed earlier.

                                  INCOME TAXES

The Company records income taxes under the liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting bases and the tax bases of the Company's assets and liabilities. Deferred taxes are measured using enacted tax rates that are expected to be in effect when the amounts related to such temporary differences are realized or settled. The Company's deferred tax asset is reviewed quarterly and adjustments are recognized in the provision or benefit for income taxes based on management's judgments relating to realizability.


                               EARNINGS PER SHARE

Earnings per common share are calculated using the weighted average number of common shares and common stock equivalents outstanding.


                                RECLASSIFICATIONS

Certain reclassifications have been made to the 1995 and 1994 consolidated financial statements to conform to the 1996 presentation.


                        RECENT ACCOUNTING PRONOUNCEMENTS

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 supersedes SFAS No. 122 and establishes, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS 125 also establishes new accounting requirements for pledged collateral. SFAS 125 is effective for most transactions occurring after December 31, 1996 with other provisions of the statement deferred for one year. The Company has determined that the adoption of SFAS 125 will not have a material impact on its consolidated financial statements.

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which establishes new standards for computing earnings per share and makes them comparable to international earnings per share calculations and standards. This statement is effective for the Company's 1997 financial statements and has no significant impact on reported financial results.


2.  ACQUISITION

On December 30, 1996, the Company acquired all of the outstanding shares of the common stock of Finest Financial Corp. ("Finest"). The purchase price was composed of 1,353,998 shares of common stock issued at a price of $11.50 per share and a total cash outlay of $16.3 million. Included in the total acquisition cost was approximately $1.4 million of capitalized costs incurred in connection with the acquisition. This transaction was accounted for as a purchase and, accordingly, the consolidated statement of operations includes the results of Finest's operations since the acquisition.

The purchase price was allocated to assets acquired and liabilities assumed based on estimates of fair value at the

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

date of acquisition. The excess of purchase price over the fair value of assets acquired has been recorded as goodwill. The fair value of these assets and liabilities is summarized as follows (in thousands):


----------------------------------------------------------------------------------------------------------------
                  Cash and cash equivalents                                    $  19,364
                  Investment securities available-for-sale                        62,128
                  Net loans                                                       97,458
                  Premises and equipment                                           1,584
                  Goodwill                                                        11,800
                  Foreclosed property                                                740
                  Prepaid expenses and other assets                                3,571
                  Deposits                                                      (162,209)
                  Accrued expenses and other liabilities                          (2,105)
                                                                              -----------

                               Total acquisition cost                            $32,331
                                                                                 =======
----------------------------------------------------------------------------------------------------------------

The following is supplemental information reflecting selected unaudited pro forma results as if this acquisition had been consummated as of January 1, 1995:

                                                                                           December 31,
                                                                                     1996               1995
                                                                                     ----               ----
                                                                                         (dollars in thousands)
                  Total revenue (1)                                               $39,798             $36,444
                  Income before taxes                                              12,010               7,966
                  Net income                                                       11,369               8,061
                  Earnings per share (EPS)                                         $ 1.50              $ 1.08

(1) Total revenue includes net interest income and noninterest income.
----------------------------------------------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

3.  INVESTMENT SECURITIES

Investment securities at December 31, 1996 and 1995 follow:

-----------------------------------------------------------------------------------------------------------------------------
                                                       1996                                        1995
                                                       ----                                        ----
                                                                 (Dollars in thousands)

                                        Amortized    Unrealized       Fair           Amortized     Unrealized       Fair
                                          Cost     Gain      Loss    Value              Cost     Gain      Loss     Value
                                        -------------------------------------        --------------------------------------
Investment securities held-to-maturity:
   U.S. government and
         agency obligations            $ 9,978    $  44   $   ---     $10,022         $17,080     $  42   $  ---     $17,122
   Mortgage-backed securities           94,487       10      (990)     93,507         118,018        95    (1,584)   116,529
                                       -------    -----   --------   --------         -------   -------   --------   -------
                                       104,465       54      (990)    103,529         135,098       137    (1,584)   133,651
Investment securities available-for-sale:
   U.S. government and
         agency obligations             41,947       15       ---      41,962            ---       ---       ---         ---
   Mortgage-backed securities          111,100      252      (290)    111,062          92,231       870    (1,320)    91,781
   Other bonds and obligations          21,762        4       (74)     21,692          23,599        32      (259)    23,372
                                      --------    -----   --------   --------        --------   -------   --------  --------
                                       174,809      271      (364)    174,716         115,830       902    (1,579)   115,153

Total investment securities           $279,274    $ 325   $(1,354)   $278,245        $250,928   $ 1,039   $(3,163)  $248,804
                                      ========    =====   ========   ========        ========   ========  ========  ========
-----------------------------------------------------------------------------------------------------------------------------


At December 31, 1996 and 1995, U.S. government obligations and mortgage-backed securities with amortized cost of $144,009,000 and $150,449,000, respectively, and fair value of $143,212,000 and $150,728,000, respectively, were pledged to collateralize certain borrowings, deposit accounts and repurchase agreements.

For the year ended December 31, 1996, there were realized gross gains of $497,000 from the sale of investment securities available-for-sale. For the year ended December 31, 1995, there were realized gross losses of $13,000 from the sale of investment securities. There were no gains or losses from the sale of investment securities in 1994.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

The following table shows the maturity distribution of the amortized cost of the Company's investment securities at December 31, 1996:

-----------------------------------------------------------------------------------------------------------------
                                Less than                                         Greater than
                                 1 year          1-5 Years        5-10 Years       10 Years            Total
                                 ------          ---------        ----------       ----------          -----
                                                            (Dollars in thousands)
Investment securities
 held-to-maturity:
   U.S. government and
         agency obligations          $ ---          $9,978            $  ---           $   ---        $ 9,978
   Mortgage-backed securities (1 )   1,364             ---              1,306            91,817        94,487

Investment securities
 available-for-sale:
   U.S. government and
         agency obligations        $ 9,519         $28,736             $3,592             $ 100      $ 41,947
   Mortgage-backed securities (1)      232          42,739             12,201            55,928       111,100
   Other bonds and obligations       3,641          18,015                106              ---         21,762
                                                                                                    ---------
                                                                                                     $279,274
                                                                                                     ========

(1) Maturities of mortgage-backed securities are based on contractual maturities with scheduled amortization. Actual maturities will differ from contractual maturities due to prepayments.
-----------------------------------------------------------------------------------------------------------------



The following table shows the maturity distribution of the fair value of the Company's investment securities at December 31, 1996:

-----------------------------------------------------------------------------------------------------------------
                                Less than                                         Greater than
                                 1 year          1-5 Years        5-10 Years       10 Years              Total
                                 ------          ---------        ----------       ----------            -----
                                                            (Dollars in thousands)
Investment securities held-to-maturity:

  U.S. government and
   agency obligations           $ ---            $10,022          $  ---           $  ---           $ 10,022
  Mortgage-backed securities (1) 1,366               ---            1,294           90,847            93,507

Investment securities available-for-sale:

  U.S. government and
   agency obligations          $ 9,551           $28,738          $ 3,571           $  102          $ 41,962
 Mortgage-backed securities (1)    232            42,690           12,060           56,080           111,062
 Other bonds and obligations     3,641            17,945              106             ---             21,692
                                                                                                   ---------
                                                                                                    $278,245
                                                                                                    ========
(1) Maturities of mortgage-backed securities are based on contractual maturities with scheduled amortization. Actual maturities will differ from contractual maturities due to prepayments.

-----------------------------------------------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

4. LOANS RECEIVABLE

Major classifications of loans receivable at December 31, 1996 and 1995 follow:
--------------------------------------------------------------------------------


                                                         1996       1995
                                                     --------   --------
                                                     (Dollars in thousands)
Mortgage loans:
    Residential                                      $292,954   $229,383
    Commercial                                        102,718     53,504
    Construction                                       24,855     14,210
                                                     --------   --------
Total mortgage loans                                  420,527    297,097
                                                     --------   --------

Owner-occupied commercial real estate (1)              29,465       --

Commercial                                             63,695     66,737

Aircraft                                               33,267     14,478

Consumer loans:
    Home equity                                        12,088     12,558
    Automobile                                         92,175     76,590
    Other Consumer                                     44,527     26,770
                                                     --------   --------
Total consumer loans                                  148,790    115,918

Less:
    Allowance for possible loan losses                 10,538      6,552
                                                     --------   --------

        Total loans receivable                       $685,206   $487,678
                                                     ========   ========

(1) During 1996, management began to report this category of loans separate from its other commercial and commercial real estate loans. Management believes this category of loans is distinguishable from its other commercial lending products. In 1996, the Company reclassified certain loans to this category from other more historical classification categories.

--------------------------------------------------------------------------------



The Company's lending activities are conducted principally in eastern Massachusetts and southern New Hampshire. The Company originates single family and multifamily residential loans, commercial real estate loans, commercial loans, aircraft loans, automobile loans and a variety of consumer loans. In addition, the Company originates loans for the construction of residential homes, multifamily properties, commercial real estate properties and land development. Most loans originated by the Company are collateralized by real estate. The ability and willingness of the single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the geographic areas and real estate values. The ability and willingness of commercial real estate, commercial and construction loan borrowers to honor their repayment commitments is generally dependent on the health of the real estate economic sector in the borrowers' geographic areas and the general economy.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996


A summary of changes in the allowance for possible loan losses for the years ended December 31, 1996, 1995 and 1994 follows:

-------------------------------------------------------------------------------

                                                  1996        1995        1994
                                              --------    --------    --------
                                                  (Dollars in thousands)

Balance at beginning of year                  $  6,552    $  7,237    $  7,747
Acquired allowance - Finest (Note 2)             4,080        --          --
Provision for possible loan losses               1,415         770        --
Charge-offs                                     (2,335)     (2,485)     (2,111)
Recoveries                                         826       1,030       1,601
                                              --------    --------    --------

Balance at end of year                        $ 10,538    $  6,552    $  7,237
                                              ========    ========    ========

-------------------------------------------------------------------------------


Under SFAS No. 114, the Company considers a loan impaired if it is ninety days or more past due as to principal and interest, or if management's credit risk assessment determines that it is probable that principal and interest will not be collected as contractually scheduled. In addition, loans which are restructured at market rates and comparable to loans with similar risks are considered impaired only in the year of the restructuring, so long as they continue to perform according to the restructured terms. Excluded from the impaired category, but otherwise considered non-accruing loans, are small balance homogeneous loans which are ninety days or more past due. Small balance homogeneous loans include residential mortgage loans, residential construction loans to individuals (excluding builder construction loans) and consumer loans. The Company evaluates a loan's level of impairment by measuring the net present value of the expected future cash flows using the loan's original effective interest rate, or looking at the fair value of the collateral if the loan is collateral dependent. When the difference between the net present value of the impaired loan (or fair value of the collateral if the loan is collateral dependent) is lower than the recorded investment of the loan, the difference is provided to expense with a resulting valuation allowance. The average recorded investment in impaired loans was approximately $1.9 million in 1996 and $1.4 million in 1995.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

The following table indicates the recorded investment of non-performing assets and the related valuation allowance for impaired loans.

----------------------------------------------------------------------------------------------------------------------------

                                                            December 31,  1996                             December 31, 1995
                                                            ------------------                             -----------------

                                                                   Impaired Loan                             Impaired Loan
                                                    Recorded         Valuation               Recorded          Valuation
                                                   Investment      Allowance (1)            Investment       Allowance (1)
                                                   ----------      -------------            ----------       -------------
                                                                              (Dollars in thousands)
       Non-accruing Loans:

         Impaired Loans
            Requiring a valuation allowance             $   25           $  25                   $  318            $ 120
            Not requiring a valuation allowance            286             ---                      541              ---
                                                        ------           -----                   ------            -----
                                                           311              25                      859              120

            Restructured Loans                           1,042             466                    1,043              152
                                                        ------           -----                   ------            -----

         Total impaired                                  1,353           $ 491                    1,902            $ 272
                                                                         =====                                     =====

         Residential Mortgage                            2,458                                    2,039
         Other                                             928                                      475
                                                        ------                                   ------

       Total non-accruing loans                          4,739                                    4,416

       Foreclosed property, net                          1,880                                    1,756
                                                        ------                                   ------

       Total non-performing assets                      $6,619                                  $ 6,172
                                                        ======                                  =======

       Percentage of non-performing assets
         to total assets                                  0.62%                                    0.76%
       Percentage of allowance for possible
         loan losses to non-accruing loans               222.4%                                   148.3%

 (1) The valuation allowance for impaired loans is included in the allowance for possible loan losses on the balance sheet.

----------------------------------------------------------------------------------------------------------------------------


Interest income recognized on impaired loans, using the cash basis of income recognition, amounted to approximately $244,000 for the year ended December 31, 1996 compared to $166,000 in 1995.

The amount of interest that would have been earned had the nonaccrual and restructured loans performed in accordance with original terms and conditions was $140,000, $389,000 and $754,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

The maximum amount of aggregate loans to directors, executive officers and principal stockholders for the year ended December 31, 1996 was less than 5% of stockholders' equity.

At December 31, 1996 and 1995, the Bank was servicing loans sold to the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Massachusetts Home Finance Agency and various other banks and institutions on a nonrecourse basis (except as discussed in Note 9), in the amount of $95,848,000 and $74,330,000, respectively. The amount of loans sold and serviced for others is not included in loans receivable.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

5. BANK PREMISES AND EQUIPMENT

A summary of bank premises and equipment at December 31, 1996 and 1995 follows:

------------------------------------------------------------------------------------------------------------
                                                                                            Estimated Useful
                                                            1996               1995               Life
                                                            ----               ----          ---------
                                                                           (Dollars in thousands)

         Land                                               $ 1,235          $   674
         Buildings                                            5,566            5,804          20 to 30 years
         Leasehold improvements                               5,102            5,672          1 to 13 years
         Furniture and fixtures                               9,173            9,586          3 to 10 years
         Construction in process                                298              271
                                                             ------           ------
                                                             21,374           22,007

         Less accumulated depreciation
              and amortization                                9,765           11,960
                                                             ------           ------

                                                            $11,609          $10,047
                                                            =======          =======

Depreciation and amortization expense was $1,719,000, $1,603,000 and $1,411,000 for 1996, 1995 and 1994, respectively.
------------------------------------------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

6.  DEPOSITORS' ACCOUNTS

A summary of depositors' accounts at December 31, 1996 and 1995 follows:
--------------------------------------------------------------------------------


                                                         1996       1995
                                                     --------   --------
                                                    (Dollars in thousands)
Personal and business checking
    accounts (noninterest-bearing)                   $ 58,769   $ 30,391
NOW accounts                                           42,246     31,288
Money market accounts                                  92,173     73,730
Savings accounts                                       75,782     49,361
Time deposits                                         421,983    306,699
                                                     --------   --------

                                                     $690,953   $491,469
                                                     ========   ========


The following is a summary of original maturities of time deposits as of December 31, 1996:

          (Dollars in thousands)

1997                $277,221
1998                  95,941
1999                  21,106
2000                  10,148
2001                  11,382
Thereafter             6,185
                    --------
                    $421,983

The following table shows the remaining maturities of certificates of deposits with balances in excess of $100,000 at December 31, 1996:

                                        (Dollars in thousands)

Three months or less                            $13,993
Over 3 months and less than 6 months              3,998
Over 6 months and less than 12 months            11,816
12 months and over                               18,530
                                                -------
                                                $48,337

--------------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

7.  BORROWED FUNDS

Borrowed funds at December 31, 1996 and 1995 are summarized below:
--------------------------------------------------------------------------------


                                                              1996       1995
                                                          --------   --------
                                                        (Dollars in thousands)


Due during 1996, interest rates from 4.84% to 6.98%       $   --     $123,100
Due during 1997, interest rates from 5.35% to 6.24%        193,000     35,000
Due during 1998, interest rates from 5.82% to 6.42%         60,597     58,597
Due during 1999, interest rates from 6.30% to 6.42%          2,000       --
Due during 2000, interest rates from 5.29% to 6.52%          4,660      2,896
Due during 2001, interest rates from 6.54% to 6.58%          3,943       --
Due during 2010, interest rates from 4.51% to 6.08%             78         80
Due during 2016, interest rates at 7.25%                     2,997       --
Repurchase agreements                                        7,683     25,896
                                                          --------   --------

                                                          $274,958   $245,569
                                                          ========   ========

--------------------------------------------------------------------------------


Total lines of credit available under both short-term and long-term borrowings from the FHLB are dependent upon the amount of FHLB stock owned and other assets available as collateral with the total credit available being $310,340,000, of which $43,065,000 was unused at December 31, 1996. The advances from the FHLB are secured by all FHLB stock (book value of $15,517,000 and $14,869,000 at December 31, 1996 and 1995) and a pledge of certain assets as collateral. Repurchase agreements outstanding at December 31, 1996 mature in three months or less with average interest rates of 5.18% and are secured by certain U.S. government and agency securities.

The following table summarizes the maximum and average amounts of borrowings outstanding during 1996 and 1995 together with the weighted average interest rates thereon.

----------------------------------------------------------------------------------------------------------------------------
                                                     For the Year Ended December 31, 1996              At December 31, 1996
                                                     ------------------------------------        --------------------------
                                            Maximum           Average           Weighted                  Weighted
                                            Amount            Amount            Average          Amount            Average
                                            Outstanding       Outstanding       Interest Rate    Outstanding       Int. Rate
                                                                      (Dollars in thousands)

         FHLB Borrowings                     $278,318          $249,278          5.89%             $267,275          5.74%
         Repurchase Agreements                 33,473            12,732          5.28                 7,683          5.18


                                                     For the Year Ended December 31, 1995              At December 31, 1995
                                                     ------------------------------------        --------------------------
                                             Maximum          Average           Weighted                   Weighted
                                             Amount            Amount           Average            Amount           Average
                                             Outstanding      Outstanding       Interest Rate    Outstanding       Int. Rate
                                                                      (Dollars in thousands)

         FHLB Borrowings                     $285,372          $263,298          6.22%             $219,673          6.10%
         Repurchase Agreements                 27,019             8,432          5.50                25,896          5.72

----------------------------------------------------------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

8.  INCOME TAXES

The provision (benefit) for income taxes for each of the three years in the period ended December 31, 1996 consists of the following:

--------------------------------------------------------------------------------

                                              1996       1995       1994
                                           -------    -------    -------
                                                (Dollars in thousands)

Current                                    $ 1,948    $    20    $    20

Deferred                                    (1,908)        55       (825)
                                           -------    -------    -------

                                           $    40    $    75    $  (805)
                                           =======    =======    =======

--------------------------------------------------------------------------------

The difference between the total expected provision (benefit) for income taxes computed by applying the statutory federal income tax rate to income before provision (benefit) for income taxes and the recorded provision (benefit) for income taxes for the three years in the period ended December 31, 1996 follows:
--------------------------------------------------------------------------------

                                              1996       1995       1994
                                           -------    -------    -------
                                               (Dollars in thousands)

Provision at
     statutory rate                        $ 3,112    $ 2,559    $ 1,945
State taxes, net of
     federal benefit                           783        903         20
Nondeductible expenses                          23       --         --
Dividend received deduction                     (2)       (10)       (10)
Change in valuation allowance               (4,185)    (3,312)    (2,770)
Other, net                                    (309)       (65)        10
                                           -------    -------    -------
Provision (benefit) for
     income taxes                          $    40    $    75    $  (805)
                                           =======    =======    =======

--------------------------------------------------------------------------------

At December 31, 1996, tax loss carryforwards, for tax return purposes, of approximately $4,394,000 are available to be carried forward to future periods and, if unused, will expire between 2006 and 2010.

In August of 1996, Congress passed the Small Business Job Protection Act of 1996. Included in the bill was the repeal of IRC Section 593, which allowed thrift institutions special provisions in calculating bad debt deductions for income tax purposes. Thrift institutions now will be viewed as commercial banks for income tax purposes. The repeal is effective for tax years beginning after December 31, 1995.

One effect of this legislative change is to suspend the Bank's bad debt reserve for income tax purposes as of its base year (October 31, 1988). Any bad debt reserve in excess of the base year amount is subject to recapture over a six-year time period. The suspended (i.e. base year) amount is subject to recapture upon the occurrence of certain events, such as a complete or partial redemption of the Bank's stock or if the Bank ceases to qualify as a bank for income tax purposes.

At December 31, 1996, the Bank's surplus includes approximately $7,700,000 of bad debt reserves, representing the base year amount, for which income taxes have not been provided. Since the Bank does not intend to use the suspended bad debt reserve for purposes other than to absorb the losses for which it was established, deferred taxes in the amount of $3,150,000 have not been recorded with respect to such reserve.

                                            FIRST ESSEX BANCORP, INC.
                                    NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                                 December 31, 1996



The components of the net deferred tax asset at December 31, 1996 and 1995 follow:
--------------------------------------------------------------------------------

                                                             1996       1995
                                                          -------    -------
                                                       (dollars in thousands)

Allowance for possible loan losses                        $ 2,196    $ 2,227
Deferred tax loan loss reserve                             (1,447)    (2,548)
Depreciation                                                  919        789
Deferred loan fees                                            107        142
Deferred compensation                                         288        262
Pension accrual                                               336        238
Net operating loss carryforwards                            1,494      4,647
Limited partnership investments                              (499)      (525)
Foreclosed property write-downs                                40        851
Contributions                                                --          133
General business credits                                      880        490
Purchase business combination                                 521       --
AMT credits                                                   435        291
Charge-off remaining lease payments                            49         77
Unrealized loss on available-for-sale securities             --          230
State income taxes                                            666        202
Other, net                                                    140        109
                                                          -------    -------
                                                            6,125      7,615
Valuation allowance                                          --       (4,185)
                                                          -------    -------
Net deferred tax asset included in other assets           $ 6,125    $ 3,430
                                                          =======    =======

--------------------------------------------------------------------------------

The change in the valuation allowance for the years ended December 31, 1996 and 1995 follows:
--------------------------------------------------------------------------------


                                                             1996       1995
                                                          -------    -------
                                                       (dollars in thousands)

Balance at January 1                                      $(4,185)   $(7,653)
Decrease due to change in estimate of
   future taxable earnings                                  4,185      3,468
                                                          -------    -------

Balance at December 31                                    $  --      $(4,185)
                                                          =======    =======

--------------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

9.  PENSION BENEFITS

The Company has a defined benefit pension plan covering most employees. Employees are eligible to participate upon the attainment of age 21 and the completion of one year of service. Benefits are based primarily on years of service and employees' final five year average pay.

Contributions by the Company are consistent with the funding requirements of federal law and regulations. Pension plan assets consist primarily of mutual funds, bonds and government securities.

The weighted average discount rate was 7.5% in 1996 and 7.0% in 1995. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 4.0% in 1996 and 1995. The expected long-term rate of return on assets was 8.0% in 1996 and 1995.

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements at December 31, 1996 and 1995:


--------------------------------------------------------------------------------------------------

                                                                                   1996       1995
                                                                         (Dollars in thousands)
Actuarial present value of benefit obligation:
Accumulated benefit obligation, including vested
     benefits of $3,012,000 and $3,064,000                                      $ 3,093    $ 3,168
                                                                                =======    =======

Projected benefit obligation for service rendered to date                         4,093      4,236
Plan assets at fair value                                                         5,156      4,705
                                                                                -------    -------

Excess of plan assets over projected benefit obligation                           1,063        469
Unrecognized net gain from past experience different
    from that assumed and effects of changes in assumptions                      (2,129)    (1,252)
Unrecognized net asset at transition amortized
    over approximately 15 years                                                      78         83
                                                                                -------    -------

Accrued pension cost included in other liabilities at December 31               $  (988)   $  (700)
                                                                                =======    =======


Net pension cost for the years ended December 31, 1996, 1995 and 1994 included the following components:

                                                  1996     1995     1994
                                                 -----    -----    -----
                    (Dollars in thousands)

Service cost - benefits earned during the year   $ 409    $ 283    $ 282
Interest cost on projected benefit obligation      297      290      265
Actual return on plan assets                      (710)    (811)    (270)
Net amortization and deferral                      293      422     (124)
                                                 -----    -----    -----

Net pension cost                                 $ 289    $ 184    $ 153
                                                 =====    =====    =====

--------------------------------------------------------------------------------------------------

The Company has no material postretirement or postemployment benefit arrangements other than pension benefits with its employees.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

10.  COMMITMENTS AND CONTINGENCIES

                FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments, held for purposes other than trading, include commitments to originate loans, standby letters of credit, recourse arrangements on sold assets, unadvanced portions of construction loans and forward commitments. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets. The contract or notional amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

Financial instruments with off-balance sheet risk at December 31, 1996 and 1995 follow:
--------------------------------------------------------------------------------

                                                                Contract
                                                                 Amount
                                                             1996      1995
                                                          -------   -------
                                                         (Dollars in thousands)

Commitments to originate loans                            $20,676   $24,104
Unused lines of credit                                     40,458    38,428
Commercial and standby letters of credit                    3,644       882
Loans sold with recourse                                    2,073     2,758
Unadvanced portions of
      construction loans                                   14,759    10,495
Forward commitments                                         8,915     5,821

--------------------------------------------------------------------------------

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

                                LEASE COMMITMENTS

The Company has operating leases on eleven of its facilities. Most of the leases have renewal options. Total rent expense under these leases for 1996, 1995 and 1994 was $712,000, $661,000 and $386,000, respectively.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

The following is a schedule of future minimum lease payments for operating leases (dollars in thousands):
-------------------------------------------------------------------------------

         Year ending December 31,

         1997                                              $  853
         1998                                                 820
         1999                                                 689
         2000                                                 498
         2001                                                 380
         Thereafter                                         1,259
                                                            -----

         Total future minimum lease payments               $4,499
                                                           ======

-------------------------------------------------------------------------------

                      EMPLOYMENT AND TERMINATION AGREEMENTS

The Company and the Bank have entered into employment agreements with three executive officers. One agreement which commenced January 1, 1994 had an original term of three years and the other agreements with commencement dates of January 1, 1994 and December 30, 1996, have an original term of two years. Each agreement may be extended annually for an additional year by vote of the Boards of Directors. The employment agreements generally provide for the continued payment of specified compensation and benefits to the executive officer for specified periods after termination, unless the termination is for "cause" as defined in the employment agreement. The current expiration dates of the three year agreement and two year agreements are December 31, 1999 and December 31, 1998, respectively.

In addition, the Company, the Bank and the officers, referred to above, have entered into special termination agreements that provide for the payment, under certain circumstances, of a lump-sum amount upon termination following a "change of control" which is generally defined to mean a person or group acquiring ownership of 25% or more of the outstanding common stock of the Company, or certain other events resulting in a change in control of the Company. The lump-sum amounts are based on three times two of the executive officer's base annual compensation and two times the other executive officer's base annual compensation as defined in the agreements and would be in lieu of any benefits under the officers' employment agreements, but in addition to amounts payable pursuant to other benefit plans. Four other senior officers have similar termination agreements effective following a "change of control." The lump-sum amount for these officers is equivalent to two times the officer's base annual compensation.

                                LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incidental to its business, none of which is believed by management, based on discussion with legal counsel, to be material to the financial condition or operations of the Company.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

11.  MANAGEMENT INCENTIVE COMPENSATION PLAN

The Company has a Management Incentive Compensation Plan (the "Incentive Plan") as a means of recognizing achievement on the part of individual officers and management as a whole. In 1996, 1995 and 1994 the Company awarded $310,000, $117,000 and $130,000, respectively, for bonuses in connection with the Incentive Plan.

12.  STOCK OPTION PLAN

The Company has two stock options plans. The first was adopted in 1987 as a performance incentive for its directors, officers, employees and other key persons (the "1987 Stock Option Plan"). Options granted under the 1987 Stock Option Plan have an exercise price per share equal to at least the fair market value of a share of the Company's common stock on the date the option is granted and expire no later than 10 years after the date of grant. The Company has reserved 800,000 shares for issuance pursuant to options granted under the 1987 Stock Option Plan. Both "Incentive Stock Options" and "Non-qualified Stock Options" may be granted pursuant to the 1987 Stock Option Plan.

The second stock option plan (the "1996 Stock Option Plan") was adopted under the terms of the agreement related to the Company's purchase of Finest (Note 2) on December 30, 1996. Non-qualified options totaling 114,465 shares have been granted under this plan at an exercise price of $7.67 per share to two former officers of Finest. All the options are vested and exercisable as of December 31, 1996. Of the total, 26,415 options expire March 31, 1997. The remainder expire not later than October 1, 2005. The weighted average life of these outstanding options is 6.8 years. The estimated fair value of these options was recorded as part of the acquisition price and, accordingly, the proforma compensation cost discussed below excludes the effect of these options.

Effective January 1, 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock- Based Compensation." The Company has elected to continue to account for stock options at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. Had compensation costs for the stock option plans been determined using the fair value method, the Company's 1996 and 1995 net income and earnings per share from continuing operations would have been reduced to the following pro forma amounts (dollars in thousands):

--------------------------------------------------------------------------------


                            1996        1995
                           -----       -----
Net income:
         As reported      $9,113      $7,452
         Pro forma         8,957       7,451

Primary EPS:
         As reported      $ 1.47      $ 1.22
         Pro forma        $ 1.45      $ 1.22

--------------------------------------------------------------------------------

Pro forma compensation cost may not be representative of that to be expected in future years.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

The following table summarizes various 1987 Stock Option Plan facts and assumptions for the three years ended December 31, 1996, 1995 and 1994:

-----------------------------------------------------------------------------------------------

                                                         1996             1995             1994
                                                 ------------     ------------     ------------
Number of Options
    Outstanding at beginning of year                  421,733          428,000          242,500
    Granted                                           356,000           10,000          195,000
    Expired                                           (46,666)         (13,500)          (3,000)
    Exercised                                         (44,168)          (2,767)          (6,500)
                                                 ------------     ------------     ------------
    Outstanding at end of year                        686,899          421,733          428,000
                                                 ============     ============     ============
    Exercisable at end of year                        264,363          233,470          139,000
                                                 ============     ============     ============

Weighted average price per share:
    Outstanding at beginning of year             $      7.191     $      7.169     $      6.887
    Granted                                            11.375            8.500            7.500
    Expired                                            10.283            7.741            7.896
    Exercised                                           7.501            5.792            6.279
    Outstanding at end of year                          9.129            7.191            7.169
    Exercisable at end of year                          7.261            7.397            7.637

Weighted average remaining contractual life of
    options outstanding at December 31, 1996        7.5 years

Exercisable option price ranges at
    December 31, 1996                        $5.25 to $11.375

Expected life of options at grant date                10 years         10 years

Weighted average risk-free interest rates                 5.7%             6.4%

Dividend yield                                            4.2%             5.6%

Expected volatility                                      27.2%            27.2%

         Option model used - Modified Black-Scholes American

-----------------------------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

13.  401(k) PLAN

During 1994, the Company established a 401(k) plan (the "Plan") covering most of its employees and merged its former Employees' Stock Ownership Plan ("ESOP") into the Plan. Under the Plan, eligible employees ("participants") may make contributions up to 15% of their compensation, with certain limitations. The Company may elect to make basic matching contributions. During 1996 and 1995, the Company made basic matching contributions equal to 50% of the first 4% of each participant's compensation, or a maximum of 2%. Basic matching contributions for 1996, 1995 and 1994 amounted to $116,000, $98,000 and $53,000, respectively. The Plan also provides for discretionary supplemental matching contributions. These contributions are allocated to participants in the same manner as described above. Supplemental matching contributions to the Plan for 1996, 1995 and 1994 amounted to $58,000, $38,000, and $25,000, respectively.

14.  STOCKHOLDERS' EQUITY

At the time of conversion to stock form, the Bank established a liquidation account in the amount of $41,426,000 (unaudited). In accordance with Massachusetts statutes, the liquidation account is maintained for the benefit of Eligible Account Holders who continue to maintain their accounts in the Bank after the conversion. The liquidation account is reduced annually to the extent that Eligible Account Holders have reduced their qualifying deposits. Subsequent increases will not restore an Eligible Account Holder's interest in the liquidation account. In the event of a complete liquidation, each Eligible Account Holder is entitled to receive a distribution from the liquidation account in a proportionate amount to the current adjusted qualifying balances for the account then held. The unaudited balance in the liquidation account was $4,701,000 at December 31, 1996.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

15.  REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1996, the most recent notification from the Office of Thrift Supervision ("OTS") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have the institutions's category.

The Bank's actual capital amounts and ratios are also presented in the table. As of December 31, 1996, the OTS did not deem it necessary for an interest-rate risk component to be deducted from capital in determining risk-based capital requirements.

The Bank may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996




The following table displays the Bank's capital calculations as defined under prompt corrective action for the periods indicated:


-----------------------------------------------------------------------------------------------------------------------------
                                                                                                           To Be Well
                                                                       For Capital                 Capitalized Under Prompt
                                         Actual     Actual          Adequacy Purposes            Corrective Action Provision:
                                         Amount      Ratio        Amount         Ratio               Amount        Ratio
December 31, 1996
Tangible Capital (to
  Adjusted Assets)

      First Essex Bank, FSB              $62,216     5.91%        $15,790   [greater
                                                                             than or
                                                                             =]      1.50               n/a

Tier 1 (Core) Capital
  (to Adjusted Assets)

      First Essex Bank, FSB               62,216     5.91          31,396            3.00           $52,327    [greater
                                                                                                                than or
                                                                                                                =]     5.00%

Tier 1 Capital (to Risk
  Weighted Assets)

      First Essex Bank, FSB               62,216     9.67          25,736            4.00            38,604            6.00

Total Risk Based Capital (to Risk
  Weighted Assets)

      First Essex Bank, FSB               70,289    10.92          51,471            8.00            64,339           10.00



December 31, 1995 (unaudited)
Tangible Capital (to
  Adjusted Assets)

      First Essex Bank, FSB               $56,227    7.02%        $12,014   [greater
                                                                             than or
                                                                             =]      1.50%              n/a

Tier 1 (Core) Capital (to
  Adjusted Assets)

      First Essex Bank, FSB               56,227     7.02          24,028            3.00           $40,047    [greater
                                                                                                                than or
                                                                                                                =]     5.00%

Tier 1 Capital (to Risk
  Weighted Assets)

      First Essex Bank, FSB               56,227     9.67          18,936            4.00            28,404            6.00

Total Risk Based Capital
  (to Risk Weighted Assets)

      First Essex Bank, FSB               62,152    13.13          37,872            8.00            47,339           10.00

-----------------------------------------------------------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

16.  CONDENSED PARENT COMPANY FINANCIAL STATEMENTS - FIRST ESSEX BANCORP, INC.

Condensed financial statements of First Essex Bancorp, Inc. as of December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995 and 1994 follow:
--------------------------------------------------------------------------------

                                                             1996      1995
                                                          -------   -------
                                                        (Dollars in thousands)
Balance Sheets

   Assets
         Cash and cash equivalents                        $ 3,663   $ 5,928
         Investment in First Essex Bank, FSB               73,924    55,550
         Other assets                                       7,195         1
                                                          -------   -------

   Total assets                                           $84,782   $61,479
                                                          =======   =======

   Liabilities and stockholders' equity

         Other liabilities                                $ 1,641   $ 1,307
         Stockholders' equity                              83,141    60,172
                                                          -------   -------

   Total liabilities and stockholders' equity             $84,782   $61,479
                                                          =======   =======

--------------------------------------------------------------------------------------------------

                                                                           1996     1995      1994
                                                                         ------   ------   -------
                                                                            (Dollars in thousands)
Statements of Operations
Income

   Interest on investments                                               $  241   $  221   $    87
   Distributed income of First Essex Bank, FSB                            7,000    3,000     3,000
                                                                         ------   ------   -------
         Total income                                                     7,241    3,221     3,087
                                                                         ------   ------   -------

Expenses

   Operating expenses                                                         5        7        45
                                                                         ------   ------   -------

   Income before provision (benefit) for income taxes and equity in
         undistributed net income of First Essex Bank, FSB                7,236    3,214     3,042
   Provision (benefit) for income taxes                                      40       75      (805)
                                                                         ------   ------   -------
                                                                          7,196    3,139     3,847
Equity in undistributed net income of First Essex Bank, FSB               1,917    4,313     2,679
                                                                         ------   ------   -------

Net income                                                               $9,113   $7,452   $ 6,526
                                                                         ======   ======   =======

--------------------------------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

------------------------------------------------------------------------------------------------------------

                                                                                  1996       1995       1994
                                                                              --------    -------    -------
                                                                                  (Dollars in thousands)

Statements of Cash Flows

   Cash flows from operating activities

         Net income                                                           $  9,113    $ 7,452    $ 6,526
         Adjustments to reconcile net income
           to net cash provided by (used in) operating activities:
         Equity in income of First Essex Bank, FSB                              (8,917)    (7,313)    (5,679)
         Provision (benefit) for deferred income taxes                          (1,908)        55       (825)
         Accretion of investment
           securities discounts                                                   --         (165)       (71)
         (Increase) decrease in other assets                                     1,908          1          6
         (Increase) decrease in other liabilities                                  (50)       (28)        19
                                                                              --------    -------    -------

         Net cash provided by (used in) operating activities                       146          2        (24)
                                                                              --------    -------    -------

   Cash flows from investing activities

         Acquisition cost, net of cash received                                (14,224)      --         --
         Purchases of investment securities                                       --       (2,253)    (8,810)
         Maturities of investment securities                                      --        6,297      6,984
         Dividends and other capital distributions
           received from First Essex Bank, FSB                                  14,380      3,000      3,000
                                                                              --------    -------    -------


         Net cash provided by investing activities                                 156      7,044      1,174
                                                                              --------    -------    -------

   Cash flows from financing activities

         Stock options exercised                                                   333         16         41
         Dividends paid                                                         (2,900)    (2,167)    (1,565)
                                                                              --------    -------    -------
         Net cash used in financing activities                                  (2,567)    (2,151)    (1,524)
                                                                              --------    -------    -------

         Net increase (decrease) in cash and cash equivalents                   (2,265)     4,895       (374)

         Cash and cash equivalents at beginning of year                          5,928      1,033      1,407
                                                                              --------    -------    -------

         Cash and cash equivalents at end of year                             $  3,663    $ 5,928    $ 1,033
                                                                              ========    =======    =======

------------------------------------------------------------------------------------------------------------

17.  RESTRICTIONS ON SUBSIDIARY BANK LOANS, ADVANCES AND DIVIDENDS

The Federal Reserve Act restricts the Bank with respect to lending or advancing funds to the Company unless such loans are collateralized by specific obligations and limits collateralized loans to 10% of the Bank capital stock and surplus. At December 31, 1996, no amounts were available to be transferred from the Bank to the Company in the form of loans or advances. In addition, under the OTS prompt corrective action regulations, which took effect on December 19, 1992, the Bank generally would be prohibited from making any capital distribution if, after the distribution, the Bank would have (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a Tier 1 core capital ratio of less than 3%.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

18.  QUARTERLY DATA (UNAUDITED)

A summary of quarterly financial data for the years ended December 31, 1996 and 1995 follows:

------------------------------------------------------------------------------------------------------------------

                                                                      Year Ended December 31, 1996
                                                       Fourth             Third           Second           First
                                                       Quarter           Quarter          Quarter          Quarter
                                                             (Dollars in thousands, except per share amounts)

         Interest and dividend income                 $16,893           $16,089          $15,580          $14,983
         Interest expense                               9,782             9,560            9,103            8,872
                                                        ------            ------           ------           -----
         Net interest income                            7,111             6,529            6,477            6,111
         Provision for possible loan losses               360               240              326              489
                                                        ------            ------           ------           -----
         Net interest income after
              provision for possible loan losses        6,751             6,289            6,151            5,622
         Noninterest income                             1,308               810            1,048            1,099
         Noninterest expense                            5,344             4,564            5,060            4,957
                                                        -----             ------           ------           -----

         Income before income taxes                     2,715             2,535            2,139            1,764
         Provision for income taxes                        10                11                9               10
                                                        ------            ------           ------          ------
           Net income                                  $2,705            $2,524           $2,130           $1,754
                                                       =======           =======          =======          ======

         Earnings per share                            $  .43            $  .41            $ .35           $  .28
                                                       =======           =======           ======          ======
------------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------------
                                                                       Year Ended December 31, 1995
                                                       Fourth             Third           Second          First
                                                       Quarter           Quarter          Quarter          Quarter
                                                            (Dollars in thousands, except per share amounts)

         Interest and dividend income                 $15,501           $15,491          $15,342          $14,580
         Interest expense                               9,411             9,625            9,336            8,709
                                                        ------            ------           ------           -----
         Net interest income                            6,090             5,866            6,006            5,871
         Provision for possible loan losses               232               209              200              129
                                                        ------            ------           ------           -----
         Net interest income after
              provision for possible loan losses        5,858             5,657            5,806            5,742
         Noninterest income                             1,178             1,082              865              583
         Noninterest expense (1)                        5,264             4,236            4,880            4,864
                                                        -----             ------           ------           -----

         Income before income taxes                     1,772             2,503            1,791            1,461
         Provision for income taxes                        45                10               19                1
                                                        ------            ------           ------          ------
           Net income                                  $1,727            $2,493           $1,772           $1,460
                                                       =======           =======          =======          ======

         Earnings per share                            $  .28            $  .41            $ .29           $  .24
                                                       =======           =======           ======          ======

         (1) The third quarter reduction in noninterest expense reflects a decrease of approximately $250,000 of deposit insurance expense, as well as a reduction of approximately $360,000 in the net cost of foreclosed property.

------------------------------------------------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

19.  PREFERRED STOCK

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

20.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                LOANS RECEIVABLE

For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain mortgage loans (e.g., one-to-four family residential) are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan characteristics. The fair values of other loans (e.g., commercial real estate and rental property mortgage loans, commercial, industrial loans, and consumer loans) are estimated using a discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of mortgage loans held-for-sale and accrued interest

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

approximates its fair value.

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


                          OFF-BALANCE-SHEET INSTRUMENTS

The fair values of the Company's off-balance-sheet instruments (lending commitments and letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the counterparties' credit standing.

At December 31, 1996 and 1995, the estimated fair value of off-balance-sheet financial instruments, consisting primarily of loan commitments, were not material.

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

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1996

The estimated fair values of the Company's financial instruments follow:

-----------------------------------------------------------------------------------------------------------

                                                  December 31, 1996                   December 31, 1995
                                                  -----------------                   -----------------

                                               Carrying           Fair            Carrying           Fair
                                               Amount            Value            Amount            Value
                                                                 (Dollars in thousands)
Financial assets:
    Cash and cash equivalents                  $ 38,078         $ 38,078          $ 27,308         $ 27,308
    Investment securities available-for-sale    174,716          174,716           115,153          115,153
    Investment securities held-to-maturity      104,465          103,529           135,098          133,651
    Stock in Federal Home Loan Bank
      of Boston and Savings Bank Life
      Insurance Company                          16,711           16,711            16,063           16,063
    Loans receivable, net                       685,206          680,622           487,678          491,847
    Mortgage loans held-for-sale                  8,915            8,915             5,821            5,821
    Accrued interest receivable                   5,970            5,970             4,466            4,466

Financial liabilities:
    Depositors' accounts                        690,953          692,266           491,469          486,196
    Borrowed funds                              274,958          275,450           245,569          244,514

-----------------------------------------------------------------------------------------------------------


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in, or disagreements with, accountants on accounting and financial disclosures.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item appears under the headings "Information Regarding Directors and Nominees" and "Executive Officers" of the Company's definitive Proxy Statement dated March 31, 1997 for the Annual Meeting of Stockholders to be held May 1, 1997 filed with the Securities and Exchange Commission (the "Proxy Statement"), and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item appears in the Proxy Statement under the headings "Summary Compensation Table," "Stock Options Granted in 1996," "Long Term Incentive Plan Awards Granted in 1996," " Aggregate Option/SAR Exercises in Last Fiscal Year, and FY-End Option/SAR Value," "Pension Plan," "Executive Salary Continuation Agreement," "Employment Contracts, Termination of Employment and Change in Control Arrangements," "Compensation/Nominating Committee Interlocks and Insider Participation" and "Compensation/Nominating Committee Report on Executive Compensation" and is incorporated herein by reference.

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

        Reports of Independent Public Accountants
        Consolidated Balance Sheets as of December 31, 1996 and 1995 Consolidated Statements of Operations for the Years Ended December 31,
           1996, 1995 and 1994
        Consolidated Statements of Stockholders Equity for  the Years Ended
           December 31, 1996, 1995 and 1994
        Consolidated Statements of Cash Flows for the Years Ended December 31,
           1996, 1995 and 1994
        Notes to Consolidated Financial Statements

    (a) (2) Index of Financial Statement Schedules:
            The following financial statement schedules appear in response to
            Item 8 of this Report or as part of this Item 14:
            Schedule I - Indebtedness to Related Parties.
            The information required by this Schedule is not material and is therefore omitted.
            Schedule II - Guarantees of Securities of other Issuers. Not applicable.
    (b) Reports on Form 8-K:
            No reports on Form 8-K were filed by First Essex during the fiscal quarter ended December 31, 1996.
    (c) Exhibits:

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

    (10) Material Contracts:

    *10.1- The First Essex Bancorp, Inc. 1987 Stock Option Plan is incorporated herein by reference to Appendix B to the prospectus included in the Company's Registration Statement on Form S-8, registration number 33-21292, filed on April 15, 1988;
    10.2- The Shareholder Rights Agreement is incorporated herein by reference to the exhibit to the Company's Current Report on Form 8-K filed on October 12, 1989, as amended by the Amendment to the Shareholder Rights Plan, incorporated herein by reference to Exhibit 28.2 to the Company's Current Report on Form 8-K filed on February 12, 1990;
    *10.3- Amended and Restated Employment Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and Leonard A. Wilson is incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995;
    *10.4- Amended and Restated Employment Agreement between First Essex Bancorp, Inc., First Essex Bank,

            FSB and David W. Dailey is incorporated herein by reference to
            Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
    *10.5- Special Termination Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and Leonard A. Wilson is incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993;
    *10.6- Special Termination Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and David W. Dailey is incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993;
    *10.7- Executive Salary Continuation Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and Leonard A. Wilson is incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988;
    *10.8- Form of Special Termination Agreement between First Essex Bancorp, Inc, First Essex Bank, FSB and each of John M. DiGaetano, David L. Savoie and William F. Burke (at one year terms) and Wayne C. Golon (at a 2 year term) is incorporated by reference to Exhibit 10.8 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993
    *10.9- First Essex Bancorp, Inc. Senior Management Incentive Compensation Plan is incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
    *10.10- Form of Employment Agreement and Form of Special Termination
            Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and Brian W. Thompson incorporated herein by reference to Amendment Number 1 to Form S-4, registration number 333-12793, filed on November 6, 1996.
    *10.11- Common Stock Option Plan for Brian W. Thompson incorporated herein by reference to Form S-8, registration number 333-22183, filed on February 21, 1997.
    (12)    Statements Regarding Computation of Ratios:
            Not applicable, as First Essex does not have any debt securities registered under Section 12 of the Securities Exchange Act of 1934.
    (21)    Subsidiaries of Registrant:
            A list of subsidiaries of the Company is incorporated by reference to Exhibit 22 to the Company's annual report on Form 10-K for the fiscal year ended December 31, 1993.
    (23)    Consent of Experts and Counsel:
            Consent of Arthur Andersen LLP is attached hereto as Exhibit 23.
    (27)    Financial Data Schedule


    *   Management contract or compensatory plan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FIRST ESSEX BANCORP, INC.


Date:  March 13, 1997


                                       by /s/Leonard A. Wilson
                                          ------------------------------------
                                          Leonard A. Wilson
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following people on behalf of the registrant in the capacities and on the dates indicated.

/s/Leonard A. Wilson                          President, Chief Executive        March 13, 1997
-----------------------------                 Officer and Director
Leonard A. Wilson                             (Principal Executive Officer)



/s/David W. Dailey                            Executive Vice President,         March 13, 1997
-----------------------------                 (Principal Financial
David W. Dailey                               and Accounting Officer)




/s/Thomas S. Barenboim                        Director                          March 13, 1997
-----------------------------
Thomas S. Barenboim



/s/Augustine J. Fabiani                       Director                          March 13, 1997
-----------------------------
Augustine J. Fabiani



/s/William L. Lane                            Director                          March 13, 1997
-----------------------------
William L. Lane



/s/Frank J. Leone, Jr.                        Director                          March 13, 1997
-----------------------------
Frank J. Leone, Jr.



                                              Director                          March 13, 1997
-----------------------------
Robert H. Pangione



/s/Walter W. Topham                           Director                          March 13, 1997
-----------------------------
Walter W. Topham



/s/Robert H. Watkinson                        Director                          March 13, 1997
-----------------------------
Robert H. Watkinson

