Form 10-Q
period 1997-03-31
FIRST ESSEX BANCORP INC
filed 1997-05-15
CIK 808246

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                                ----------------

                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    3/31/97
                                 ---------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
For the transition period from ___ to___

                         Commission file number 0-16143
                                               --------

                            FIRST ESSEX BANCORP, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                                04-2943217
       --------                                                ----------
    State or other jurisdiction of                          (I.R.S. Employer
    incorporation or organization)                          Identification No.)

      71 Main Street, Andover,  MA                               01810
      ------------------------  --                               -----
    (Address of principal executive offices)                   (Zip Code)



       Registrant's telephone number, including area code: (508) 475-4313
                                                           --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes    X              No
              -----              ----

The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1997:


              Title of Class                           Shares Outstanding
              --------------                           ------------------

              Common Stock, $.10 par value             7,484,163

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

                            FIRST ESSEX BANCORP, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                            Page
ITEM 1.       Financial Statements (unaudited)

              Consolidated Balance Sheets as of March 31, 1997
                    and December 31, 1996                                  4

              Consolidated Statements of Operations for the
                    three months ended March 31, 1997 and 1996             5

              Consolidated Statements of Stockholders' Equity
                    for the year ended December 31, 1996
                    and the three months ended March 31, 1997              6

              Consolidated Statements of Cash Flows for the
                    three months ended March 31, 1997 and 1996             7

              Note to the Consolidated Financial Statements                9


ITEM 2.       Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          10-20

                           PART II - OTHER INFORMATION


ITEM 6.        Exhibits                                                    21

                                                    ITEM 1. FINANCIAL STATEMENTS
                                                    ----------------------------

                                                      FIRST ESSEX BANCORP, INC.
                                                     Consolidated Balance Sheets
                                                             (unaudited)

                                                                                         March 31,         December 31,
                                                                                           1997                  1996
                                                                                       -----------        -----------
                                                                                            (Dollars in thousands)
                                                               ASSETS
Cash and cash equivalents                                                                $  21,656               $  38,078
Investment securities available-for-sale                                                   230,704                 174,716
Investment securities held-to-maturity
 (fair value $134,265,000, and $103,529,000)                                               134,980                 104,465
Stock in Savings Bank Life Insurance Company                                                 1,194                   1,194
Stock in Federal Home Loan Bank of Boston                                                   16,860                  15,517
Mortgage loans held-for-sale                                                                 7,016                   8,915
Loans receivable, less allowance for possible loan losses of
 $10,126,000 and $10,538,000                                                               695,107                 685,206
Foreclosed property, net of valuation reserve of $334,000
  and $834,000                                                                                 941                   1,880
Bank premises and equipment                                                                 11,638                  11,609
Accrued interest receivable                                                                  7,290                   5,970
Goodwill                                                                                    11,602                  11,800
Other assets                                                                                 7,866                   7,825
                                                                                         ---------                --------

  Total assets                                                                          $1,146,854              $1,067,175
                                                                                        ==========              ==========

                                                LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Depositors' accounts                                                                      $705,729                $690,953
Borrowed funds                                                                             339,264                 274,958
Mortgagors' escrow accounts                                                                  2,247                   1,116
Other liabilities                                                                           15,791                  17,007
                                                                                         ---------               ---------
  Total liabilities                                                                     $1,063,031                $984,034
                                                                                        ----------                --------

STOCKHOLDERS' EQUITY
Serial preferred stock:  $.10 par value per share; 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $.10 par value per share; 25,000,000 shares
 authorized, 9,470,163 and 9,407,433 shares issued                                       $     947                $    941
Additional paid-in capital                                                                  74,855                  74,408
Retained earnings                                                                           24,977                  23,727
Treasury stock, at cost, 1,986,000 shares                                                 (15,842)                 (15,842)
Valuation allowance for unrealized losses on
 investment securities available-for-sale                                                  (1,114)                     (93)
                                                                                      ------------                ---------

 Total stockholders' equity                                                                 83,823                  83,141
                                                                                         ---------                --------

Total liabilities and stockholders' equity                                              $1,146,854              $1,067,175
                                                                                        ==========              ==========

                            FIRST ESSEX BANCORP, INC.
                      Consolidated Statements of Operations
                                   (unaudited)

                                                                                            Three Months Ended March 31,
                                                                                            ----------------------------
                                                                                            1997                    1996
                                                                                            ----                    ----
                                                                                  (Dollars in thousands, except per share amounts)
Interest and dividend income:
   Interest on mortgage loans                                                               $9,528                  $6,284
   Interest on other loans                                                                   5,615                   4,686
   Interest and dividends on investment securities available-for-sale                        2,395                   2,279
   Interest and dividends on investment securities held-to-maturity                          3,383                   1,585
   Interest on short-term investments                                                          149                     149
                                                                                           -------                 -------
      Total interest and dividend income                                                    21,070                  14,983
                                                                                            ------                  ------

Interest expense
   Interest on depositors' accounts                                                          7,319                   5,300
   Interest on borrowed funds                                                                4,594                   3,572
                                                                                            ------                  ------
       Total interest expense                                                               11,913                   8,872
                                                                                            ------                  ------

Net interest income                                                                          9,157                   6,111
Provision for possible loan losses                                                             510                     489
                                                                                           -------                 -------

Net interest income after provision
   for possible loan losses                                                                  8,647                   5,622

Noninterest income
   Net gain on sales of mortgage loans and mortgage servicing rights                           362                     477
   Net gain on sales of investment securities                                                   52                     ---
   Loan fees                                                                                   180                     161
   Other fee income                                                                            609                     450
   Other                                                                                        --                      11
                                                                                          --------                 -------
      Total non-interest income                                                              1,203                   1,099

Noninterest expense
   Salaries and employee benefits                                                            2,866                   2,501
   Buildings and equipment                                                                   1,076                     915
   Professional services                                                                       401                     217
   Information processing                                                                      372                     315
   Insurance                                                                                    91                      61
   Expenses, gains and losses on
    and write-downs of, foreclosed property                                                    206                     192
   Other                                                                                       955                     756
   Amortization of goodwill                                                                    197                     ---
                                                                                            ------                --------
      Total noninterest expenses                                                             6,164                   4,957
                                                                                            ------                  ------

Income before provision for income taxes                                                     3,686                   1,764

Provision for income taxes                                                                   1,539                      10
                                                                                           -------                 -------
Net income                                                                                  $2,147                 $ 1,754
                                                                                            ======                 =======

Earnings per share                                                                         $   .28                 $   .28
                                                                                           =======                 =======
Dividends declared per share                                                               $   .12                 $   .12
                                                                                           =======                 =======

Average common and equivalent shares outstanding                                         7,706,249               6,162,469
                                                                                         =========               =========

                            FIRST ESSEX BANCORP, INC.
                 Consolidated Statements of Stockholders' Equity


                          Year Ended December 31, 1996
                    And The Three Months Ended March 31, 1997
                    -----------------------------------------

                                                                                              Valuation Allowance
                                                                                             For Unrealized Losses
                                     Additional                     On Investment Securities
                                  Common         Paid-in      Retained          Treasury        Available-
                                  Stock          Capital      Earnings            Stock          For-Sale              Total
                                  -----          -------      --------            -----          --------              -----

                                                                  (Dollars in thousands)
Balance at December 31, 1995       $801         $58,208         $17,682          $(15,842)          $(677)              $60,172

Net income                          --              --            9,113                --              --                 9,113
Cash dividends declared             --              --           (3,068)               --              --                (3,068)
Issuance of common stock in
   conjunction with the
   acquisition of
   Finest Financial Corp.           136          15,871              --                --              --                16,007
Stock options exercised               4             329              --                --              --                   333
Change in valuation
   allowance for unrealized losses
   on investment securities
   available-for-sale               --              --               --               --               584                  584
                                  ----          -------         -------         ---------           ------               ------

Balance at December 31, 1996        941          74,408          23,727           (15,842)             (93)              83,141

Net income                          --              --            2,147                --              --                 2,147
Cash dividends declared             --              --             (897)               --              --                  (897)
Stock options exercised               6             447              --                --              --                   453
Change in valuation
   allowance for unrealized losses
   on investment securities
   available-for-sale                --              --               --                --          (1,021)               (1,021)
                                 --------       -------          -------         ---------         -------              --------

Balance at March 31,  1997         $947         $74,855          $24,977         $(15,842)         $(1,114)             $83,823
                                   ====         =======          =======         =========          ======              =======

                            FIRST ESSEX BANCORP, INC
                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                           Three Months Ended March 31,
                                                                                           ----------------------------
                                                                                           1997                    1996
                                                                                           ----                    ----
                                                                                                  (Dollars in thousands)
Cash flows from operating activities
   Net income                                                                             $ 2,147                  $1,754
Adjustments to reconcile net income to net cash provided by operating activities
   Provision for possible loan losses                                                         510                     489
   Provision for depreciation and amortization                                                515                     470
   Gain on sales of foreclosed property                                                       (24)                    (13)
   Write-down of foreclosed property                                                           35                      40
   Amortization of goodwill                                                                   198                     ---
   Amortization of investment securities discounts and premiums, net                          136                     412
   Deferred income taxes                                                                    1,539                      10
   Proceeds from sales of mortgage loans and mortgage servicing rights                     18,286                  32,117
   Mortgage loans originated for sale                                                     (16,025)                (32,368)
   Realized gains on the sale of investment securities                                        (52)                    ---
   Realized gains on the sale of mortgage loans and mortgage servicing rights, net (362)     (477)
Changes in assets and liabilities:
   Decrease (increase) in accrued interest receivable                                      (1,320)                    (76)
   Decrease (increase) in other assets                                                        (41)                    134
   Increase in other liabilities                                                           (1,984)                  2,645
                                                                                           -------                -------

   Net cash provided by operating activities                                                3,558                   5,137

Cash flows from investing activities
   Proceeds from sales of available-for-sale securities                                       933                     ---
   Proceeds from maturities and principal payments of available-for-sale securities        11,181                   6,939
   Proceeds from maturities and principal payments of held-to-maturity securities           4,246                   9,479
   Purchases of available-for-sale securities                                             (69,861)                    ---
   Purchases of held-to-maturity securities                                               (34,878)                 (2,962)
   Purchases of Federal Home Loan Bank stock                                               (1,343)                    ---
   Loans originated and purchased, net of principal collected                             (11,690)                 (9,729)
   Proceeds from sales of foreclosed property                                               2,207                     612
   Purchases of bank premises and equipment                                                  (544)                    (88)
                                                                                           -------               ---------

Net cash (used in) provided by investing activities                                       (99,749)                  4,251

Cash flows from financing activities
   Net increase in demand deposits, NOW accounts and savings accounts                      14,116                   4,202
   Net increase of term deposits                                                              660                   5,299
   Net increase in borrowed funds with maturities of three months or less                  81,436                     340
   Proceeds from borrowed funds with maturities in excess of three months                  27,000                  10,000
   Repayments of borrowed funds with maturities in excess of three months                 (44,130)                (31,658)
   Increase in mortgagors' escrow accounts                                                  1,131                     566
   Dividends paid                                                                            (897)                   (723)
   Stock options exercised                                                                    453                      90
                                                                                        ----------              ---------
   Net cash provided (used in) by financing activities                                     79,769                 (11,884)
                                                                                         ---------                --------
   Net decrease in cash and cash equivalents                                              (16,422)                 (2,496)
Cash and cash equivalents at beginning of period                                           38,078                  27,308
                                                                                          --------                 ------

Cash and cash equivalents at end of period                                                $21,656                 $24,812
                                                                                          ========                =======

                            FIRST ESSEX BANCORP, INC
                Consolidated Statements of Cash Flows(continued)

                                  (unaudited)

                                                                                            Three Months Ended March 31,
                                                                                            ----------------------------
                                                                                            1997                    1996
                                                                                            ----                    ----
                                                                                               (Dollars in thousands)
Supplemental disclosure of cash flow information:
   Interest paid during the year                                                          $10,829                 $ 9,121
   Income taxes paid during the year                                                         ---                     ---

Supplemental schedule of noncash financing and investing activities:
   Real estate acquired through, or deeds in lieu of, foreclosure                         $ 1,279                 $  360

                            FIRST ESSEX BANCORP, INC.
                   Notes to Consolidated Financial Statements





1. Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of First Essex Bancorp, Inc. (the "Company") and its subsidiary, First Essex Bank, FSB. These financial statements reflect, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and the results of its operations and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1996 annual report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
        ------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                 March 31, 1997

                                     General
                                     -------

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



                              Results of Operations
                              ---------------------

General
-------

Significant factors contributing to this first quarter's earnings, compared to the same period in 1996, include the purchase of Finest Financial Corp. ("Finest") on December 30, 1996, the integration of three branches from Finest's subsidiary, Pelham Bank and Trust Company, and the opening of two new branches in the latter part of 1996. Net income for the three months ended March 31, 1997 was $2.1 million compared to $1.8 million for the three months ended March 31, 1996. This increase reflects the fact that the provision for income taxes increased by $1.5 million for the first quarter of 1997 when compared to the same period in 1996. Pretax income for the three months ended March 31, 1997 rose to $3.7 million compared to the $1.8 million for the prior year. Net interest income totalled $9.2 million for the quarter compared to $6.1 million for the same period in 1996. Non-interest income and non-interest expense increased by $104,000 and $1.2 million, to $1.2 million and $6.2 million, respectively, for the quarter when compared to the same period in 1996.

The following table presents an analysis of average yields earned and rates paid for the periods indicated:


                                                                               For The Three Months Ended March 31,
                                                                          1997                                       1996
                                                               ------------------------                    ------------------------
                                                                       Interest  Average                       Interest     Average
                                                       Average         Earned/   Yield/            Average     Earned/      Yield/
                                                       Balance         Paid      Rate              Balance     Paid         Rate
                                                       -------         ----      ----              -------     ----         ----
                                                                                        (Dollars in thousands)
Assets
Earning assets
   Short-term investments                            $  14,504       $  149        4.11%          $ 8,288        $  109      5.26%
   Investment securities                               362,154        5,779        6.38           261,869         3,904      5.96
   Total loans(1)                                      703,463       15,142        8.61           505,995        10,970      8.67
                                                     ---------       ------                      ---------       ------

      Total earning assets                           1,080,121       21,070        7.80           776,152        14,983      7.72
   Allowance for possible loan losses                  (9,898)                                     (6,629)
                                                    ----------                                   ---------

      Total earning assets less allowance
        for possible loan losses                     1,070,223                                     769,523

   Other assets                                         56,656                                      34,817
                                                    ----------                                   ---------
      Total assets                                  $1,126,879                                    $804,340
                                                    ==========                                    ========

Liabilities and Stockholders' Equity

   NOW accounts                                      $  41,623        $ 129        1.24%          $ 31,329      $    93      1.19%
   Money market accounts                                84,746          444        2.10             73,641          390      2.12
   Savings accounts                                     89,482          626        2.80             49,264          203      1.65
   Term deposits                                       428,971        6,120        5.71            308,069        4,614      5.99
                                                     ---------       ------                        -------        -----
   Total interest bearing deposits                     644,822        7,319        4.54            462,303        5,300      4.59
   Borrowed funds                                      322,243        4,594        5.70            239,552        3,572      5.96
                                                     ---------       ------                        -------       ------
Total interest bearing deposits and
      borrowed funds                                   967,065       11,913        4.93            701,855        8,872      5.06
                                                                     ------                                       -----
Demand deposits                                         59,716                                      29,540
Other liabilities                                       16,709                                      11,890
                                                    ----------                                    --------
  Total liabilities                                  1,043,490                                     743,285
Stockholders' equity                                    83,389                                      61,055
                                                    ----------                                    --------
   Total liabilities and
      stockholders' equity                          $1,126,879                                    $804,340
                                                    ==========                                    ========

Net interest income                                                 $ 9,157                                     $ 6,111
                                                                    =======                                     =======

Weighted average interest
   rate spread                                                                     2.88%                                     2.67%
                                                                                   =====                                     =====
Net yield on average
   earning assets(2)                                                               3.39%                                     3.15%
                                                                                   =====                                     =====

Return on average assets                                                           0.76%                                     0.87%
                                                                                  ======                                    ======
Return on average equity                                                          10.30%                                    11.49%
                                                                                  ======                                    ======

(1) Loans on a non-accrual status are included in the average balance.
(2) Net interest income before provision for possible loan losses divided by average earning assets.

Net Interest Income
-------------------

Net interest income increased by $3.0 million to $9.2 million for the three months ended March 31, 1997 This represents an increase of 49.8% from $6.1 million when compared to the same period in 1996. The increase in net interest income is a result of the $304 million increase in average earning assets, when compared to the same period in 1996, due, in part, to the purchase of Finest.

Interest and Dividend Income
----------------------------

Interest and dividend income increased by $6.1 million (40.6%) to $21.1 million for the three month period ended March 31, 1997 from $15.0 million recorded in the same period in 1996. The majority of this increase was related to volume changes in earning assets.

Interest Expense
----------------

Interest expense of $11.9 million for the three month period ended March 31, 1997 increased by $3.0 million when compared to the same period in 1996. This increase was also attributable to volume changes primarily associated with the Finest acquisition.

Provision for Possible Loan Losses
----------------------------------

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

The provisions for possible loan losses totalled $510,000 for the three months ended March 31, 1997 all of which related to impaired loans, as defined in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118. The provision for possible loan losses totalled $489,000 for the three month period ended March 31, 1996, of which $306,000 related to impaired loans. Provisions result from management's continuing internal review of the loan portfolio as well as its judgment as to the adequacy of the reserves in light of the condition of the regional real estate and other markets, and the economy in general. As a result of increased loans, there is an expectation that the Bank will continue to find it necessary to make provisions for possible loan losses in the future. See "Financial Condition - Non-Performing Assets."

Non-Interest Income
-------------------

Non-interest income consists of net gains from the sales of mortgage loans and mortgage loan servicing rights and gains on the sale of investment securities, together with fee and other non-interest income.

In June of 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 supersedes SFAS No. 122 "Accounting for Mortgage Servicing Rights" ("SFAS 122"). SFAS 122 requires an enterprise involved in mortgage banking activities to recognize, as separate assets, rights to service mortgage loans for others regardless of the manner in which the servicing rights are acquired. In addition, capitalized mortgage servicing rights are required to be assessed for impairment based on the fair value of those rights. SFAS 125 establishes, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS 125 also establishes new accounting requirements for pledged collateral and is effective for most transactions occurring after December 31, 1996. The impact of these statements depends on the volume of mortgage loans originated and sold, and servicing rights retained. During the three months ended March 31, 1997 the Company capitalized mortgage servicing rights totalling $120,000, which are reflected in net gain on sales of mortgage loans and mortgage servicing rights on the statement of operations and are included in other assets on the balance sheet.

Non-interest income increased by $104,000 (9.5%) to $1.2 million for the three months ended March 31, 1997 compared to $1.1 million for the same period in 1996. The increase in non-interest income is attributable to a net increase of $167,000 in fees collected on loans and deposit accounts and other income, together with an increase of $52,000 in the gains on sale of investment securities, offset by a decrease of $115,000 in the gain on sales of loans and mortgage servicing rights when compared to the same period in 1996.


Non-Interest Expense
--------------------

Non-interest expense increased by $1.2 million (24.3%) to $6.2 million for the three months ended March 31, 1997, compared to $5.0 million for the same period in 1996. The increase in non-interest expense is attributable to operations at the three branches acquired in the Finest acquisition, and the opening of two new branches in the latter part of 1996. These expansion-related increases included $365,000 in salaries and employee benefits; $161,000 in building and equipment costs; $57,000 for information processing costs; and $197,000 of goodwill amortization related to the Finest acquisition. Other expenditures related to the overall growth of the Company amount to $427,000.

Income Tax Expense
------------------

The provision for income taxes increased to $1.5 million for the three months March 31, 1997 from $10,000 for the three months ended March 31, 1996. This increase reflects the Company's return to full statutory tax rates due to the complete utilization of loss carryovers.

                               Financial Condition


Total assets amounted to $1,146.9 million at March 31, 1997 an increase of $79.7 million or 7.5% from $1,067.2 million at December 31, 1996.

Loans
-----

At March 31, 1997, the loan portfolio, including mortgage loans held for sale, and before consideration of the allowance for possible loan losses, was $712.2 million, representing 62.1% of total assets, compared to $704.7 million or 66.0% of total assets at December 31, 1996.

The following table sets forth information concerning the Company's loan portfolio at the dates indicated. The balances shown in the table are net of unadvanced funds and unearned discounts and fees.
--------------------------------------------------------------------------------

                                     March 31,                December 31,
                                       1997                      1996
                                       ----                      ----
                                           (Dollars in thousands)
 Real Estate:
    Residential               $295,149    41.4%         $301,869    42.9%
    Commercial                  80,588    11.3           102,718    14.6
    Construction                24,036     3.4            24,855     3.5
                              --------    ----          --------    ----
 Total real estate loans       399,773    56.1           429,442    61.0
                              --------    ----          --------    ----

 Owner occupied commercial
    real estate (1)             49,252     6.9            29,465     4.2

 Commercial loans               69,481     9.8            63,695     9.0

 Aircraft loans                 35,567     5.0            33,267     4.7

 Consumer loans
    Home equity                 13,274     1.9            12,088     1.7
    Automobile                  98,321    13.8            92,175    13.1
    Other                       46,581     6.5            44,527     6.3
                              --------   -----          --------    ----
Total consumer loans           158,176    22.2           148,790    21.1

    Total loans               $712,249   100.0%         $704,659   100.0%
                              ========   ======         ========   ======


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

--------------------------------------------------------------------------------

Allowance for Possible Loan Losses
----------------------------------

Possible losses on loans are provided for under the accrual method of accounting. Assessing the adequacy of the allowance for possible loan losses involves substantial uncertainties and is based upon management's evaluation of the amount required to meet estimated losses inherent in the loan portfolio after weighing various factors. Among the factors management may consider are the quality of specific loans, risk characteristics of the loan portfolio generally, the level of non-accruing loans, current economic conditions, trends in delinquencies and charge-offs and collateral values of the underlying security. Ultimate losses may vary significantly from the current estimates. Losses on loans, including impaired loans, are charged against the allowance when management believes the collectability of principal is doubtful. (See "Non-Performing Assets" for a discussion of the Company's impaired loans.)


The following table summarizes the activity in the allowance for possible loan losses (including amounts established for impaired loans) for the three months ended March 31, 1997.

--------------------------------------------------------------------------------
                                                       (Dollars in thousands)
         Balance at December 31, 1996                           $10,538
         Provision for possible loan losses                         510

         Charge-offs
              Mortgage                                              747
              Owner occupied commercial real estate                 ---
              Construction                                          ---
              Commercial                                              1
              Consumer                                              417
                                                                 ------
         Total charge-offs                                        1,165
                                                                 ------

         Recoveries
              Mortgage                                              206
              Owner occupied commercial real estate                 ---
              Construction                                            2
              Commercial                                             18
              Consumer                                               17
                                                                 ------
         Total recoveries                                           243
                                                                 ------
              Net charge-offs                                       922
                                                                 ------
         Balance at March 31,  1997                             $10,126
                                                                =======

         Total loans at end of period                          $712,249
         Average loans for the period                           703,463
         Allowance to loans ratio                                 1.42%
         Net charge-offs to average loans ratio                    .13%

During 1996 and 1997, the Company reclassified certain loans from other more historical classification categories. In making these reclassifications, it was determined that no restatement of charge-offs and/or recoveries, if any, would be material or meaningful.
--------------------------------------------------------------------------------

Non-Performing Assets
---------------------

Non-performing assets consist of non-accruing loans (including loans impaired under SFAS No. 114), and foreclosed property. Non-performing assets totalled $7.1 million at March 31, 1997 and $6.6 million at December 31, 1996.

The Bank's policy is to discontinue the accrual of interest on all loans (including loans impaired under SFAS No. 114), for which payment of interest or principal is 90 days or more past due or for such other loans as considered necessary by management if collection of interest and principal is doubtful. When a loan is placed on non-accrual status, all previously accrued but uncollected interest is reversed against the current period interest income.

Restructured loans are loans (1) on which concessions have been made in light of the debtor's financial difficulty with the objective of maximizing recovery and
(2) with respect to which the renegotiated payment terms continue to be met.

Interest income recognized on impaired loans (including restructured loans), using the cash basis of income recognition, amounted to approximately $47,000 for the three months ended March 31, 1997, compared to $20,000 for the same period in 1996. The average recorded investment of impaired loans for the three months ended March 31, 1997 and 1996 was $2.4 million and $2.1 million, respectively.

Foreclosed property consists mainly of real estate collateral from loans which were foreclosed.

The following table indicates the recorded investment of non-performing assets and the related valuation allowance for impaired loans.
--------------------------------------------------------------------------------

                                                            March 31,  1997                          December 31, 1996
                                                            ---------------                          -----------------

                                                                   Impaired Loan                             Impaired Loan
                                                    Recorded         Valuation               Recorded          Valuation
                                                   Investment        Allowance              Investment         Allowance
                                                   ----------        ---------              ----------         ---------
                                                                              (Dollars in thousands)
       Non-accruing Loans

         Impaired Loans
            Requiring a valuation allowance             $1,289           $ 642                   $   25            $  25
            Not requiring a valuation allowance            613             ---                      286             ---
                                                        -------          ------                  -------           -----
                                                         1,902             642                      311               25

            Restructured Loans                             963             460                    1,042              466
                                                        -------          ------                  -------           ------

         Total impaired                                  2,865          $1,102                    1,353             $ 491
                                                                        ======                                      =====

         Residential Mortgage                            2,591                                    2,458
         Other                                             679                                      928
                                                        -------                                  --------

       Total non-accruing                                6,135                                    4,739

       Foreclosed property, net                            941                                    1,880
                                                        -------                                  --------

       Total non-performing assets                      $7,076                                  $ 6,619
                                                        ======                                   =======

       Percentage of non-performing assets
         to total assets                                  0.62%                                    0.62%
       Percentage of allowance for possible
         loan losses to non-accruing loans              165.1%                                   222.4%

The valuation allowance for impaired loans is included in the allowance for possible loan losses on the balance sheet.
--------------------------------------------------------------------------------

Investments
-----------

At March 31, 1997, the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank ("FHLB") stock and stock in the Savings Bank Life Insurance Company of Massachusetts, totalled $383.7 million or 33.5% of total assets, compared to $295.9 million or 27.7% of total assets at December 31, 1996. The change in the size of the investment portfolio reflects the general increase in the Company's balance sheet. Interest and dividend income on the investment portfolio generated 28.1% of total interest and dividend income for the three months ended March 31, 1997 compared to 26.8% for the comparable period in 1996.

To identify and control risks associated with the investment portfolio, the Company has established policies and procedures, which include stop loss limits and stress testing on a periodic basis, to control market risk on the investment portfolio.

Deposits
--------

Deposits are the primary source of funds for lending and investment activities. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition. At March 31, 1997 the Bank had total deposits of $705.7 million representing a net increase of $14.7 million compared to total deposits of $691.0 million at December 31, 1996. This increase is attributable to an increase of $30.6 million in savings and term deposits due primarily to promotional activities to increase savings product volumes. This was offset by a reduction of $15.8 million in NOW, demand and money market accounts which reflects, in part, movement from business demand accounts into business investment products.

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

Borrowed Funds
--------------

The Bank is a member of the FHLB and is entitled to borrow from the FHLB by pledging certain assets. The Bank also utilizes short term repurchase agreements with maturities less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. These borrowings are an alternative source of funds compared to deposits and totalled $339.3 million at March 31, 1997 compared to $275.0 million at December 31, 1996.

Liquidity and Capital Resources
-------------------------------

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

Net cash provided by operating activities totalled $3.6 million for the three months ended March 31, 1997 compared to $5.1 million for the same period in 1996.

Net cash used for investing activities totalled $99.7 million for the three months ended March 31, 1997 compared to cash provided of $4.3 million for the comparable period in 1996. The increase in investing activities primarily reflects the increased level of purchases of investment securities during the first quarter of 1997 compared to a year ago.

Net cash provided by financing activities totalled $79.8 million for the three months ended March 31, 1997, compared to net cash used of $11.9 million for the comparable period in 1996. The change reflects increases in borrowed funds and the net growth of deposits when compared to the prior period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

The most recent notification from the Office of Thrift Supervision ("OTS") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions's category.

The Bank's actual capital amounts and ratios are also presented in the table. As of March 31, 1997, the OTS did not deem it necessary for an interest-rate risk component to be deducted from capital in determining risk-based capital requirements.

The Bank may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

--------------------------------------------------------------------------------
The following table displays the Bank's capital calculations as defined under prompt corrective action for the periods indicated:

                                                                                                     To Be Well
                                                                 For Capital                  Capitalized Under Prompt
                                       Actual     Actual      Adequacy Purposes                  Corrective Action
Provisions:                            Amount      Ratio      Amount      Ratio                  Amount        Ratio
                                       ------      -----      ------      -----                  ------        -----
March 31, 1997
Tangible Capital (to Adjusted Assets)

      First Essex Bank, FSB               $63,697    6.05%      $16,943    (greater than        1.50%     n/a
                                                                            or equal to)

Tier 1 (Core) Capital (to Adjusted Assets)

      First Essex Bank, FSB               63,697      5.64       33,887      3.00                  $56,478  (greater than 5.00%
                                                                                                              or equal to)

Tier 1 Capital (to Risk Weighted Assets)

      First Essex Bank, FSB               63,697     9.49        26,862      4.00                   40,292     6.00

Total Risk Based Capital (to Risk Weighted Assets)

      First Essex Bank, FSB               72,113     10.74       53,723      8.00                   67,154     10.00


December 31, 1996
Tangible Capital (to Adjusted Assets)

      First Essex Bank, FSB               $62,216    5.91%       $15,790    (greater than         1.50%     n/a
                                                                              or equal to)

Tier 1 (Core) Capital (to Adjusted Assets)

      First Essex Bank, FSB               62,216      5.91       31,396      3.00                   $52,327 (greater than 5.00%
                                                                                                             or equal to)

Tier 1 Capital (to Risk Weighted Assets)

      First Essex Bank, FSB               62,216      9.67       25,736      4.00                   38,604     6.00

Total Risk Based Capital (to Risk Weighted Assets)

      First Essex Bank, FSB               70,289     10.92       51,471      8.00                   64,339     10.00

--------------------------------------------------------------------------------


Impact of Inflation
-------------------

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

Recent Accounting Developments
------------------------------

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

In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", which establishes new standards for computing earnings per share (EPS) and makes them comparable to international earnings per share calculations and standards. This statement is effective for the Company's 1997 financial statements and has no significant impact on reported financial results.

The pro forma effect of this accounting change on reported earnings per share
(EPS) is as follows:

                                      For the Three Months Ended March 31,
Per share amounts                              1997        1996
                                             --------    ------
Primary EPS as reported                        $0.28       $0.28

Effect of SFAS No. 128                           0.01        0.01
                                           -----------  ---------
Basic EPS as restated                           $0.29       $0.29
                                           ============ ==========

Fully diluted EPS as reported                   $0.28       $0.28
Effect of SFAS No. 128                           0.00        0.00
                                           -----------  ---------
Diluted EPS as restated                         $0.28       $0.28
                                           ============ ==========

                            FIRST ESSEX BANCORP, INC.

                           PART II - OTHER INFORMATION


          Item 4. Submission of Matters to a Vote of Security Holders
          -----------------------------------------------------------

The 1997 Annual Meeting of Shareholders of the registrant was held on May 1, 1997. All nominees of the Board of Directors of the registrant were re-elected for a three-year term. Other matters voted on at the annual meeting included the approval of the First Essex Bancorp, Inc. 1997 Stock Incentive Plan. Votes were cast as follows:

1.  Election of two Class I Directors

     Nominee                     For              Withheld
     -------                     ---              --------

Frank J. Leone, Jr.           5,908,887           505,107
Robert H. Pangione            5,898,087           515,907

2. Approval of the First Essex Bancorp, Inc. 1997 Stock Incentive Plan

                                                       Broker
   For              Against             Abstain        Non Vote
   ---              -------             -------        --------

3,150,333           737,339             120,823        2,405,499


                    Item 6. Exhibits and Reports on Form 8-K
                    ----------------------------------------

(b)  REPORTS ON FORM 8-K:

     1. An Item 2 Form 8-K reporting the consummation of the acquisition of Finest Financial Corp. was filed on January 14, 1997.

     2. Amendment No. 1 to this Item 2 Form 8-K reflecting financial information as of September 30, 1996 was filed on February 3, 1997.

     3. Amendment No. 2 to this Item 2 Form 8-K with minor technical changes was filed on February 21, 1997.

(c)  EXHIBITS:

   *10.12 First Essex Bancorp, Inc. 1997 Stock Incentive Plan incorporated herein by reference to Appendix A to the Company's proxy statement for the 1997 annual meeting of shareholders.
     (27) Financial Data Schedule is attached hereto as Exhibit 27.



       *  Management contract or compensatory plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     FIRST ESSEX BANCORP, INC.
                                     -------------------------
                                     (Registrant)






  Date:  May 15, 1997    /s/ Thomas P. Coursey
                         ---------------------
                         Thomas P. Coursey
                         Senior Vice President and Principal Accounting Officer