Form 10-Q
period 1997-06-30
FIRST ESSEX BANCORP INC
filed 1997-08-14
CIK 808246

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  6/30/97
                               ---------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___ to


                         Commission file number 0-16143
                                                -------

                            FIRST ESSEX BANCORP, INC.
                            -------------------------

             (Exact name of registrant as specified in its charter)


          Delaware                                            04-2943217
-------------------------------                           -------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


      71 Main Street, Andover, MA                                01810
----------------------------------------                       ----------
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

                  Yes   X              No
                       ---

The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1997:

              Title of Class                        Shares Outstanding
              --------------                        ------------------

         Common Stock, $.10 par value                   7,503,729

                    CAUTIONARY STATEMENT FOR PURPOSES OF THE

                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
                ------------------------------------------------


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

                            FIRST ESSEX BANCORP, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                        Page
     ITEM 1.    Financial Statements (unaudited)

                Consolidated Balance Sheets as of June 30,1997
                       and December 31, 1996                              4

                Consolidated Statements of Operations for the
                       three months ended June 30, 1997 and 1996          5

                Consolidated Statements of Operations for the
                       six months ended June 30, 1997 and 1996            6

                Consolidated Statements of Stockholders' Equity
                       for the year ended December 31, 1996
                       and the six months ended June 30, 1997             7

                Consolidated Statements of Cash Flows for the
                       six months ended June 30, 1997 and 1996            8

                Note to the Consolidated Financial Statements             9


      ITEM 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       10-20


                          PART II - OTHER INFORMATION

       ITEM 4.  Submission of Matters to a Vote of Security Holders       21

       ITEM 6.  Exhibits and Reports on Form 8-K                          21-22

                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

                            FIRST ESSEX BANCORP, INC.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                           June 30,       December 31,
                                                             1997             1996
                                                         ------------     ------------
                                                             (Dollars in thousands)
                           ASSETS

Cash and cash equivalents                                $   36,320       $   38,078
Investment securities available-for-sale                    240,331          174,716
Investment securities held-to-maturity
  (fair value $180,771,000 and $103,529,000)                180,712          104,465
Stock in Savings Bank Life Insurance Company                  1,194            1,194
Stock in Federal Home Loan Bank of Boston                    19,803           15,517
Mortgage loans held-for-sale                                  6,693            8,915
Loans receivable, less allowance for possible
  loan losses of $10,315,000 and $10,538,000                702,580          685,206
Foreclosed property, net of valuation reserve
  of $389,000 and $834,000                                    1,494            1,880
Bank premises and equipment                                  11,324           11,609
Accrued interest receivable                                   8,129            5,970
Goodwill                                                     11,405           11,800
Other assets                                                 25,430            7,825
                                                         ----------       ----------
      Total assets                                       $1,245,415       $1,067,175
                                                         ==========       ==========

      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Depositors' accounts                                     $  728,943       $  690,953
Borrowed funds                                              409,524          274,958
Mortgagors' escrow accounts                                   1,053            1,116
Other liabilities                                            19,050           17,007
                                                         ----------       ----------
      Total liabilities                                   1,158,570          984,034
                                                         ----------       ----------

STOCKHOLDERS' EQUITY
Serial preferred stock:
  $.10 par value per share; 5,000,000 shares
  authorized, no shares issued or outstanding
Common stock, $.10 par value per share;
  25,000,000 shares authorized, 9,489,729 and
  9,407,433 shares issued                                       949              941
Additional paid-in capital                                   75,014           74,408
Retained earnings                                            26,596           23,727
Treasury stock, at cost, 1,986,000 shares                   (15,842)         (15,842)
Valuation allowance for unrealized gains (losses)
  on investment securities available-for-sale                   128              (93)
                                                         ----------       ----------
      Total stockholders' equity                             86,845           83,141
                                                         ----------       ----------
Total liabilities and stockholders' equity               $1,245,415       $1,067,175
                                                         ===========      ==========

                            FIRST ESSEX BANCORP, INC.
                      Consolidated Statement of Operations
                                   (unaudited)


                                                                               Three Months Ended
                                                                                     June 30,
                                                                            1997                 1996
                                                                -----------------------------------------------
                                                                (Dollars in thousands, except per share amount)
Interest and dividend income:
   Interest on mortgage loans                                             $9,810               $6,095
   Interest on other loans                                                 5,854                5,207
   Interest and dividends on investment securities
     available-for-sale                                                    3,893                2,077
   Interest and dividends on investment securities
     held-to-maturity                                                      3,094                2,131
   Interest on short-term investments                                        114                   70
                                                                       ---------            ---------
         Total interest and dividend income                               22,765               15,580
                                                                       ---------            ---------

Interest expense
   Interest on depositors' accounts                                        7,658                5,373
   Interest on borrowed funds                                              5,512                3,730
                                                                       ---------            ---------
         Total interest expense                                           13,170                9,103
                                                                       ---------            ---------

Net interest income                                                        9,595                6,477
   Provision for possible loan losses                                        510                  326
                                                                       ---------            ---------

Net interest income after provision
   for possible loan losses                                                9,085                6,151

Non-interest income
   Net gain on sales of mortgage loans and mortgage servicing
     rights                                                                  556                  453
   Net gain (loss) on sale of investment securities                           (3)                  --
   Loan fees                                                                 124                  122
   Other fee income                                                          579                  461
   Other                                                                      --                   12
                                                                       ---------            ---------
         Total non-interest income                                         1,256                1,048

Non-interest expense
   Salaries and employee benefits                                          2,832                2,470
   Buildings and equipment                                                 1,059                  844
   Professional services                                                     390                  426
   Information processing                                                    394                  305
   Insurance                                                                  63                   34
   Expenses, gains and losses on
     and write-downs of, foreclosed property                                 157                  116
   Other                                                                     912                  865
   Amortization of goodwill                                                  196                   --
                                                                       ---------            ---------
         Total non-interest expenses                                       6,003                5,060
                                                                       ---------            ---------

Income before provision for income taxes                                   4,338                2,139

Provision for income taxes                                                 1,812                    9
                                                                       ---------            ---------
Net income                                                                $2,526               $2,130
                                                                       =========            =========

Earnings per share                                                         $0.33                $0.35
                                                                       =========            =========
Dividends declared per share                                               $0.12                $0.12
                                                                       =========            =========

Average common and equivalent shares outstanding                       7,769,658            6,154,310
                                                                       =========            =========


                            FIRST ESSEX BANCORP, INC.
                      Consolidated Statement of Operations
                                   (unaudited)



                                                                            Six Months Ended
                                                                                 June 30,
                                                                           1997             1996
                                                            -----------------------------------------------
                                                            (Dollars in thousands, except per share amount)
Interest and dividend income:
   Interest on mortgage loans                                           $19,338          $12,379
   Interest on other loans                                               11,469            9,893
   Interest and dividends on investment securities                        7,276            3,662
     available-for-sale
   Interest and dividends on investment securities                        5,489            4,410
     held-to-maturity
   Interest on federal funds sold                                           263              219
                                                                      ---------        ---------
        Total interest and dividend income                               43,835           30,563
                                                                      ---------        ---------

Interest expense
   Interest on depositors' accounts                                      14,977           10,673
   Interest on borrowed funds                                            10,106            7,302
                                                                      ---------        ---------
        Total interest expense                                           25,083           17,975
                                                                      ---------        ---------

Net interest income                                                      18,752           12,588
Provision for possible loan losses                                        1,020              815
                                                                      ---------        ---------

Net interest income after provision
   for possible loan losses                                              17,732           11,773

Non-interest income
   Net gain on sales of mortgage loans and mortgage servicing               918              930
     rights
   Net gain on sale of investment securities                                 49               --
   Loan fees                                                                304              283
   Other fee income                                                       1,188              911
   Other                                                                     --               23
                                                                      ---------        ---------
       Total non-interest income                                          2,459            2,147

Non-interest expense
   Salaries and employee benefits                                         5,698            4,971
   Buildings and equipment                                                2,135            1,759
   Professional services                                                    791              643
   Information processing                                                   766              620
   Insurance                                                                154               95
   Expenses, gains and losses on
     and write-downs of, foreclosed property                                363              308
   Other                                                                  1,865            1,621
   Amortization of goodwill                                                 395               --
                                                                      ---------        ---------
        Total non-interest expenses                                      12,167           10,017
                                                                      ---------        ---------

Income before provision for income taxes                                  8,024            3,903

Provision for income taxes                                                3,351               19
                                                                      ---------        ---------
Net income                                                               $4,673           $3,884
                                                                      =========        =========

Earnings per share                                                        $0.61            $0.63
                                                                      =========        =========
Dividends declared per share                                              $0.24            $0.24
                                                                      =========        =========

Average common and equivalent shares outstanding                      7,737,953        6,158,390
                                                                      =========        =========


                            FIRST ESSEX BANCORP, INC.
                 Consolidated Statements of Stockholders' Equity


                          Year Ended December 31, 1996
                     And The Six Months Ended June 30, 1997
                     --------------------------------------


                                                                                        Valuation Allowance
                                                                                          For Unrealized
                                                                                         Gains (Losses) On
                                      Common      Paid in      Retained     Treasury   Investment Securities
                                      Stock       Capital      Earnings       Stock      Available-For-Sale       Total
                                      ------      -------      --------     --------   ---------------------      -----
                                                               (Dollars in thousands)
Balance at December 31, 1995            $801       $58,208     $17,682      ($15,842)       ($677)              $60,172

Net income                                --            --       9,113            --           --                 9,113
Cash dividends declared                   --            --      (3,068)           --           --                (3,068)
Issuance of common stock in
   conjunction with the
   acquisition of

Finest Financial Corp.                   136        15,871          --            --           --                16,007
Stock options exercised                    4           329          --            --           --                   333
Change in valuation
   allowance for unrealized losses
   on investment securities
   available-for-sale                     --            --          --            --          584                   584
                                        ----       -------     --------     ---------       ------              --------

Balance at December 31, 1996             941        74,408      23,727       (15,842)         (93)               83,141

Net income                                --            --       4,673            --           --                 4,673
Cash dividends declared                   --            --      (1,804)           --           --                (1,804)
Stock options exercised                    8           606          --            --           --                   614
Change in valuation allowance
   for unrealized gains on
   investment securities
   available-for-sale                     --            --          --            --          221                   221
                                        ----       -------     --------     ---------       ------              --------


Balance at June 30, 1997                $949       $75,014     $26,596      ($15,842)        $128               $86,845
                                        ====       =======     ========     =========       ======              =======


                            FIRST ESSEX BANCORP, INC
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                               Six Months Ended June 30,
                                                                               1997                  1996
                                                                             ----------            ---------
                                                                                  (Dollars in thousands)

Cash flows from operating activities                                           $4,673               $3,884
   Net income
Adjustments to reconcile net income
 to net cash provided by operating activities                                   1,020                  815
   Provision for possible loan losses
   Provision for depreciation and amortization                                    953                  910
   Gain on sales of foreclosed property                                          (240)                 (49)
   Write-down of foreclosed property                                               34                   58
   Amortization of goodwill                                                       395                   --
   Amortization of investment securities
     discounts and premiums, net                                                  298                  792
   Deferred income taxes                                                           --                   19
   Proceeds from sales of mortgage loans and mortgage servicing rights         35,981               54,038
   Mortgage loans originated for sale                                         (32,841)             (56,089)
   Realized gains on the sale of investment securities                            (49)                  --
   Realized gains on the sale of mortgage loans
     and mortgage servicing rights, net                                          (918)                (930)
   Increase in accrued interest receivable                                     (2,159)                (123)
   Increase in other assets                                                   (17,605)                (135)
   Increase in other liabilities                                                2,043                4,297
                                                                             ---------             --------

Net cash provided by (used in) operating activities                            (8,415)               7,487

Cash flows from investing activities
   Proceeds from sales of available-for-sale securities                        22,509                   --
   Proceeds from maturities and principal payments of
      available-for-sale securities                                            19,352               18,714
   Proceeds from maturities and principal payments
      of held-to-maturity securities                                            9,535               43,718
   Purchases of available-for-sale securities                                (107,252)             (50,421)
   Purchases of held-to-maturity securities                                   (86,034)             (25,865)
   Purchases of Federal Home Loan Bank stock                                   (4,286)                  --
   Loans originated and purchased, net of principal collected                 (20,375)             (27,644)
   Proceeds from sales of foreclosed property                                   2,557                1,181
   Purchases of bank premises and equipment                                      (668)                (244)
                                                                             ---------             --------

Net cash used in investing activities                                        (164,662)             (40,561)

Cash flows from financing activities
   Net increase in demand deposits, NOW accounts and savings accounts          35,935                2,563
   Net increase of term deposits                                                2,055               14,048
   Net increase in borrowed funds with maturities of three months or less      85,328               (7,657)
   Proceeds from borrowed funds with maturities in excess of three months     150,000               60,500
   Repayments of borrowed funds with maturities in excess of three months    (100,762)             (41,717)
   Increase (decrease) in mortgagors' escrow accounts                             (63)                (118)
   Dividends paid                                                              (1,788)              (1,449)
   Stock options exercised                                                        614                  169
                                                                             ---------             --------
   Net cash provided by financing activities                                  171,319               26,339
                                                                             ---------             --------
   Net decrease in cash and cash equivalents                                   (1,758)              (6,735)
Cash and cash equivalents at beginning of period                               38,078               27,308
                                                                             ---------             --------

Cash and cash equivalents at end of period                                    $36,320              $20,573
                                                                             ========              ========

Supplemental disclosure of cash flow information:
  Interest paid during the year                                               $24,002              $18,124
  Income taxes paid during the year                                             2,768                   --
Supplemental schedule of noncash financing and investing activities:
  Real estate acquired through, or deeds in lieu of, foreclosure                1,965                  946


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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
-------------------------------------------------------------------------------
                                  OF OPERATIONS
                                  -------------


                            FIRST ESSEX BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                  June 30, 1997

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



                              Results of Operations
                              ---------------------


General
-------

Significant factors contributing to earnings for the second quarter and six months ended June 30, 1997, compared to the same periods in 1996, include the purchase of Finest Financial Corp. ("Finest") on December 30, 1996, the integration of three branches from Finest's subsidiary, Pelham Bank and Trust Company, and the opening of two new branches in the latter part of 1996. Additionally, the Company became fully taxable in 1997 which significantly increased tax expense for the quarter and six months ended June 30, 1997.

Net income for the three months ended June 30, 1997 was $2.5 million compared to $2.1 million for same period in 1996. Net interest income totaled $9.6 million for the quarter compared to $6.5 million for the same period in 1996. Higher net interest income of $3.1 million and an increase in non-interest income of $208 thousand were offset by increases in the provision for loan losses, non-interest expense and income tax expense of $184 thousand, $943 thousand and $1.8 million, respectively.

Net income for the six months ended June 30, 1997 was $4.7 million compared to $3.9 million for the same period in 1996. The increase in net income over the comparative six months in 1996 was comprised of higher net interest income of $6.2 million and higher non-interest income of $312 thousand offset by increases in the provision for loan losses, non-interest expense and income tax expense of $205 thousand, $2.1 million and $3.3 million, respectively.

The following table presents an analysis of average yields earned and rates paid for the periods indicated:


                                                                          For the Three Months Ended June 30,
                                                                      1997                                    1996
                                                   -------------------------------------     -------------------------------------
                                                                    Interest     Average                      Interest     Average
                                                    Average         Earned/      Yield/      Average          Earned/      Yield/
                                                    Balance          Paid         Rate       Balance           Paid         Rate

                                                                                (Dollars in thousands)

Assets
Earning assets
    Short-term investments                            $15,152          $114      3.01%         $5,095             $70      5.50%
    Investment securities                             425,615         6,987      6.57         278,183           4,208      6.05
    Total loans(1)                                    713,786        15,664      8.78         516,581          11,302      8.75
                                                   -----------       ------                  ---------         ------
           Total earning assets                     1,154,553        22,765      7.89         799,859          15,580      7.79
    Allowance for possible loan losses                (10,192)                                 (6,738)
                                                   -----------                               ---------
           Total earning assets less
             allowance for possible loan losses     1,144,361                                 793,121
     Other assets                                      57,503                                  32,215
                                                   -----------                               ---------
           Total assets                            $1,201,864                                $825,336
                                                   ===========                               =========

Liabilities and Stockholders' Equity
Deposits
     NOW accounts                                     $39,956          $129      1.29%        $32,246             $98      1.22%
     Money market accounts                             73,902           432      2.34          73,317             401      2.19
     Savings accounts                                 116,821           921      3.15          50,062             210      1.68
     Time deposits                                    429,613         6,176      5.75         316,073           4,664      5.9
                                                   -----------       ------                  ---------         ------
Total interest bearing deposits                       660,292         7,658      4.64         471,698           5,373      4.56
Borrowed funds                                        378,508         5,512      5.82         249,514           3,730      5.98
                                                   -----------       ------                  ---------         ------
Total interest bearing deposits and
  borrowed funds                                    1,038,800        13,170      5.07         721,212           9,103      5.05
                                                   -----------       ------                  ---------         ------
Demand deposits                                        63,684                                  30,610
Other liabilities                                      14,302                                  11,017
                                                   -----------                               ---------
           Total liabilities                        1,116,786                                 762,839
Stockholders' equity                                   85,078                                  62,497
                                                   -----------                               ---------
           Total liabilities and
             stockholders' equity                  $1,201,864                                $825,336
                                                   ===========                               =========

Net interest income                                                  $9,595                                    $6,477
                                                                     ======                                    ======

Weighted average interest
  rate spread                                                                    2.82%                                     2.74%
                                                                                 ======                                    ======

Net yield on average
  earning assets(2)                                                              3.32%                                     3.24%
                                                                                 ======                                    ======

Return on average assets                                                         0.84%                                     1.03%
                                                                                 ======                                    ======

Return on average equity                                                         11.90%                                    13.63%
                                                                                 ======                                    ======



(1)  Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for possible loan losses divided by average earning assets.

The following table presents an analysis of average yields earned and rates paid for the periods indicated:


                                                                              For the Six Months Ended June 30,
                                                                        1997                                    1996
                                                       ----------------------------------       ----------------------------------
                                                                      Interest    Average                      Interest    Average
                                                         Average      Earned/     Yield/         Average       Earned/     Yield/
                                                         Balance       Paid        Rate          Balance        Paid        Rate

                                                                                   (Dollars in thousands)

Assets
Earning assets
    Short-term investments                                $14,830       $263      3.55%           $8,458          $219     5.18%
    Investment securities                                 394,060     12,766      6.48           270,071         8,072     5.98
    Total loans(1)                                        708,653     30,806      8.69           511,317        22,272     8.71
                                                       -----------   -------                    ---------      -------

           Total earning assets                         1,117,543     43,835      7.84           789,846        30,563     7.74
    Allowance for possible loan losses                    (10,046)                                (6,684)
                                                       -----------                              ---------
           Total earning assets less allowance
               for possible loan losses                 1,107,497                                783,162
    Other assets                                           57,082                                 31,734
                                                       -----------                              ---------
           Total assets                                $1,164,579                               $814,896
                                                       ===========                              =========

Liabilities and Stockholders' Equity
Deposits
     NOW accounts                                         $40,785       $258      1.27%          $31,790          $191     1.20%
     Money market accounts                                 79,294        876      2.21            73,478           791     2.15
     Savings accounts                                     103,227      1,547      3.00            49,665           413     1.66
     Time deposits                                        429,294     12,296      5.73           312,093         9,278     5.95
                                                       -----------   -------                    ---------      -------
Total interest bearing deposits                           652,600     14,977      4.59           467,026        10,673     4.57
Borrowed funds                                            350,531     10,106      5.77           244,561         7,302     5.97
                                                       -----------   -------                    ---------      -------
Total interest bearing deposits and
  borrowed funds                                        1,003,131     25,083      5.00           711,587        17,975     5.05
                                                       -----------   -------                    ---------      -------
Demand deposits                                            61,711                                 30,078
Other liabilities                                          15,503                                 11,450
                                                       -----------                              ---------
       Total liabilities                                1,080,345                                753,115
Stockholders' equity                                       84,234                                 61,781
                                                       -----------                              ---------
       Total liabilities and
         stockholders' equity                          $1,164,579                               $814,896
                                                       ===========                              =========

Net interest income                                                  $18,752                                   $12,588
                                                                     =======                                   =======

Weighted average interest
  rate spread                                                                     2.84%                                    2.69%
                                                                                  ======                                   ======
Net yield on average
  earning assets(2)                                                               3.36%                                    3.19%
                                                                                  ======                                   ======

Return on average assets                                                          0.80%                                    0.95%
                                                                                  ======                                   ======

Return on average equity                                                          11.05%                                   12.57%
                                                                                  ======                                   ======


(1)  Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for possible loan losses divided by average earning assets.

Net Interest Income
-------------------

Net interest income increased by $3.1 million to $9.6 million for the three months ended June 30, 1997, and by $6.2 million to $18.8 million for the six months ended June 30, 1997. This represents an increase of 48.1% from $6.5 million and 49% from $12.6 million when compared to the same periods in 1996. Much of the increase in net interest income is a result of the increase in the size of the Company due to the purchase of Finest.

Interest and Dividend Income
----------------------------

Interest and dividend income increased by $7.2 million (46.1%) to $22.8 million, and by $13.3 million (43.4%) to $43.8 million for the three and six month periods ended June 30, 1997, respectively, from $15.6 million and $30.6 million recorded in the same periods in 1996. The changes relate to volume increases in earning assets primarily related to the acquisition of Finest and the Company's decision to more fully utilize capital by enlarging its investment portfolio.

Interest Expense
----------------

Interest expense increased by $4.1 million (44.7%) to $13.2 million, and by $7.1 million (39.5%) to $25.1 million, for the three and six month periods ended June 30, 1997 when compared to the same periods in 1996. These increases were primarily attributable to volume increases associated with the additional deposits acquired in the Finest transaction, and additional borrowings to augment the Company's asset growth.

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

The provisions for possible loan losses totaled $510 thousand and $1,020 thousand for the three and six months ended June 30, 1997, for which there was no provision and a $536 thousand provision, respectively, related to impaired loans as defined in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118. The provision for possible loan losses totaled $326 thousand and $815 thousand for the comparable three and six month periods in 1996, of which $40 thousand and $346 thousand, respectively, related to impaired loans. Provisions result from management's continuing internal review of the loan portfolio as well as its judgment as to the adequacy of the reserves in light of the condition of the regional real estate and other markets, and the economy in general. As a result of increased loans, there is an expectation that the Bank will continue to find it necessary to make provisions for possible loan losses in the future. See "Financial Condition - Non-Performing Assets."

Non-Interest Income
-------------------

Non-interest income consists of net gains from the sales of mortgage loans and mortgage loan servicing rights and gains on the sale of investment securities, together with fee and other non-interest income.

Non-interest income increased by $208 thousand (19.8%) to $1.3 million and by $312 thousand (14.5%) to $2.5 million for the three and six months ended June 30, 1997, respectively, compared to $1.0 million and $2.1 million for the same periods in 1996. The increase in non-interest income for the three months ended June 30, 1997 is primarily attributable to a net increase of $108 thousand in fees collected on loans and deposit accounts and other income, together with an increase of $103 thousand in the gain on sales of loans and mortgage servicing rights offset by a $3 thousand loss on the sale of investment securities, when compared to the same period in 1996. The increase in non-interest income for the six months ended June 30, 1997 is primarily attributable to a net increase of $275 thousand in fees collected on loans and deposit accounts and other income, together with an increase of $49 thousand in the gains on sale of investment securities, offset by a decrease of $12 thousand in the gain on sales of loans and mortgage servicing rights when compared to the same period in 1996.

Non-Interest Expense
--------------------

Non-interest expense increased by $943 thousand (18.6%) to $6.0 million for the three months ended June 30, 1997, and by $2.1 million (21.5%) to $12.2 million for the six months ended June 30, 1997, compared to $5.1 million and $10.0 million for the same periods in 1996. The increase in non-interest expense is primarily attributable to operations at the three branches acquired in the Finest acquisition, and the opening of two new branches in the latter part of 1996. These expansion-related increases for the three and six month periods ending June 30, 1997 included, respectively, $362 and $727 thousand in salaries and employee benefits; $215 and $376 thousand in building and equipment costs; $89 and $146 thousand for information processing costs; and $196 and $395 thousand of goodwill amortization related to the Finest acquisition. Other increases in expenditures related to the overall growth of the Company amounted to $81 and $506 thousand, respectively, for the three and six month periods ending June 30, 1997.


Income Tax Expense
------------------

The provision for income taxes increased to $1.8 and $3.4 million for the three and six month periods ended June 30, 1997 from $9 and $19 thousand for the three and six month periods ended June 30, 1996. These increases reflect the Company's return to full statutory tax rates due to the complete utilization of loss carryovers.

                               Financial Condition
                               -------------------

Total assets amounted to $1,245.4 million at June 30, 1997, an increase of $178.2 million or 16.7% from $1,067.2 million at December 31, 1996.


Loans
-----

At June 30, 1997, the loan portfolio, including mortgage loans held for sale, and before consideration of the allowance for possible loan losses, was $719.6 million, representing 57.8% of total assets, compared to $704.7 million or 66.0% of total assets at December 31, 1996.

The following table sets forth information concerning the Company's loan portfolio at the dates indicated. The balances shown in the table are net of unadvanced funds and unearned discounts and fees.

--------------------------------------------------------------------------------


                                                      June 30, 1997                December 31, 1996
                                               -------------------------        ------------------------
                                                                  (Dollars in thousands)

Real Estate:
      Residential                              $296,296           41.2%         $301,869           42.8%
      Commercial                                 77,742           10.8           102,718           14.6
      Construction                               25,785            3.6            24,855            3.5
                                               --------           -----         --------           -----
   Total Real Estate Loans                      399,823           55.6           429,442           60.9
                                               --------           -----         --------           -----

   Owner occupied Commercial Real Estate(1)      50,529            7.0            29,465            4.2

   Commercial loans                              69,273            9.6            63,695            9.1

   Aircraft loans                                38,009            5.3            33,267            4.7

   Consumer loans
        Home equity                              13,482            1.9            12,088            1.7
        Automobile                               98,617           13.7            92,175           13.1
        Other                                    49,855            6.9            44,527            6.3
                                               --------           -----         --------           -----
     Total consumer loans                       161,954           22.5           148,790           21.1

        Total loans                            $719,588          100.0%         $704,659          100.0%
                                               ========          ======         ========          ======


--------------------------------------------------------------------------------

(1) During 1996, management began to report this category of loans separate from its other commercial and commercial real estate loans. Management believes this category of loans is distinguishable from its other commercial lending products. In 1996 and 1997, the Company reclassified certain loans to this category from other more historical classification categories.

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

The following table summarizes the activity in the allowance for possible loan losses (including amounts established for impaired loans) for the six months ended June 30, 1997.

--------------------------------------------------------------------------------

                                        (Dollars in thousands)

Balance at December 31, 1996                       10,538
Provision for possible loan losses                  1,020

Charge-offs
     Mortgage                                         869
     Owner occupied commercial real estate             --
     Construction                                      --
     Commercial                                         1
     Consumer                                         805
                                                 --------
Total charge-offs                                   1,675
                                                 --------

Recoveries
     Mortgage                                         317
     Owner occupied commercial real estate             --
     Construction                                       5
     Commercial                                        52
     Consumer                                          58
                                                 --------
Total recoveries                                      432
                                                 --------

     Net charge-offs                                1,243
                                                 --------

Balance at June 30, 1997                           10,315
                                                 ========

Total loans at end of period                     $719,588
Average loans for the period                      708,653
Allowance to loans ratio                            1.43%
Net charge-offs to average loans ratio              0.18%


During 1996 and 1997, the Company reclassified certain loans from other more historical classification categories. In making these reclassifications, it was determined that no restatement of charge-offs and/or recoveries, if any, would be material or meaningful.

--------------------------------------------------------------------------------

Non-Performing Assets
---------------------

Non-performing assets consist of non-accruing loans (including loans impaired under SFAS No. 114), and foreclosed property. Non-performing assets totaled $7.1 million at June 30, 1997 and $6.6 million at December 31, 1996.

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

Interest income recognized on impaired loans (including restructured loans), using the cash basis of income recognition, amounted to approximately $101 and $148 thousand for the three and six months ended June 30, 1997, compared to $20 and $136 thousand for the same periods in 1996. The average recorded investment of impaired loans for the three and six months ended June 30, 1997 was $2.8 and $2.6 million, respectively, compared to $2.1 million for the same periods in 1996, and $1.9 million for the twelve month period ended December 31, 1996.

Foreclosed property consists mainly of real estate collateral from loans which were foreclosed.

The following table indicates the recorded investment of non-performing assets and the related valuation allowance for impaired loans.

--------------------------------------------------------------------------------


                                                          June 30, 1997                             December 31, 1996
                                                   -------------------------------           --------------------------------
                                                                     Impaired Loan                              Impaired Loan
                                                   Recorded            Valuation             Recorded             Valuation
                                                   Investment          Allowance             Investment           Allowance
                                                   ----------          ---------             ----------           ---------

Non-accruing Loans
  Impaired Loans
       Requiring a valuation allowance                 $798               $491                   $25                 $25
       Not requiring a valuation  allowance             569                 --                   286                  --
                                                     ------               ----               -------                 ---
                                                      1,367                491                   311                  25
       Restructured Loans                               921                420                 1,042                 466
                                                     ------               ----               -------                 ---
  Total impaired                                      2,288               $911                 1,353                 491
                                                                          ====                                       ===
  Residential Mortgage                                2,117                                    2,458
  Other                                               1,121                                      928
                                                     ------                                   ------

Total non-accruing                                    5,526                                    4,739

Foreclosed property, net                              1,494                                    1,880
                                                     ------

Total non-performing assets                          $7,020                                   $6,619
                                                     ======                                   ======

Percentage of non-performing assets
  to total assets                                     0.56%                                    0.62%

Percentage of allowance for possible
  loan losses to non-accruing loans                  186.7%                                   222.4%


The valuation allowance for impaired loans is included in the allowance for possible loan losses on the balance sheet.

--------------------------------------------------------------------------------

Investments
-----------

At June 30, 1997, the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank ("FHLB") stock and stock in the Savings Bank Life Insurance Company of Massachusetts, totaled $442.0 million or 35.5% of total assets, compared to $295.9 million or 27.7% of total assets at December 31, 1996. The investment portfolio was increased to more fully utilize the capital of the Company, and thereby produce a higher return. Interest and dividend income on the investment portfolio generated 29.1% of total interest and dividend income for the six months ended June 30, 1997 compared to 26.4% for the comparable period in 1996.

To identify and control market risks associated with the investment portfolio, the Company has established policies and procedures, which include stop loss limits and stress testing on a periodic basis.


Deposits
--------

Deposits are the primary source of funds for lending and investment activities. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition. At June 30, 1997 the Bank had total deposits of $728.9 million representing a net increase of $38.0 million compared to total deposits of $690.9 million at December 31, 1996. This increase is attributable to an increase of $51.9 million in savings and term deposits due primarily to promotional activities to increase savings product volumes combined with a $7.2 million increase in demand and NOW products. This was offset by a reduction of $21.1 million in money market accounts.

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


Borrowed Funds
--------------

The Bank is a member of the FHLB and is entitled to borrow from the FHLB by pledging certain assets. The Bank also utilizes short term repurchase agreements with maturities less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. These borrowings are an alternative source of funds compared to deposits and increased from $275.0 million at December 31, 1996 to $409.5 million at June 30, 1997 to augment the asset growth of the Company.


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

Net cash used in operating activities totaled $8.4 million for the six months ended June 30, 1997 compared to $7.5 million that was provided by operating activities for the same period in 1996. The change is primarily related to the growth in other assets that was experienced during the first six months of 1997 compared to the prior period.

Net cash used for investing activities totaled $164.7 million for the six months ended June 30, 1997 compared to cash used of $40.6 million for the comparable period in 1996. The increase in investing activities primarily reflects the increased level of purchases of investment securities during the first half of 1997 compared to a year ago.

Net cash provided by financing activities totaled $171.3 million for the six months ended June 30, 1997, compared to net cash provided of $26.3 million for the comparable period in 1996. The change reflects increases in borrowed funds and the net growth of deposits when compared to the prior period.


Regulatory Capital Requirements
-------------------------------

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

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

The Bank's actual capital amounts and ratios are also presented in the table. As of June 30, 1997, the OTS did not deem it necessary for an interest-rate risk component to be deducted from capital in determining risk-based capital requirements.

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

The following table displays the Bank's capital calculations as defined under prompt corrective action for the periods indicated:


                                                                                                                To Be Well
                                             First Essex Bank, FSB           For Capital                Capitalized Under Prompt
                                             Actual          Actual      Adequacy    Purposes         Corrective Action Provision:
                                             Amount          Ratio       Amount        Ratio             Amount         Ratio
                                             ------          -----       ------        -----             ------         -----

June 30, 1997 (unaudited)
Tangible Capital ( to Adjusted Assets)       $66,972         5.44%       $18,472    greater than or        n/a
                                                                                    equal to 1.50%

Tier 1 (Core) Capital (to Adjusted Assets)    66,972         5.44         36,944    3.00                 $61,573     greater than or
                                                                                                                     equal to 5.00%

Tier 1 (Core) (to Risk Weighted Assets)       66,972         9.28         28,879    4.00                  43,318     6.00
Total Risk Based Capital
   (to Risk Weighted Assets)                  75,980         10.52        57,758    8.00                  72,197     10.00

December 31, 1996
Tangible Capital (to Adjusted Assets)        $62,216         5.91%       $15,790    greater than or        n/a
                                                                                    equal to 1.50%

Tier 1 (Core) Capital (to Adjusted Assets)    62,216         5.91%        31,396    3.00                 $52,327     greater than or
                                                                                                                     equal to 5.00%

Tier 1 Capital (to Risk Weighted Assets)      62,216         9.67         25,736    4.00                  38,604     6.00

Total Risk Based Capital
   (to Risk Weighted Assets)                  70,289         10.92        51,471    8.00                  64,339     10.00


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


Recent Accounting Developments
------------------------------

In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"). SFAS 125 supersedes SFAS No. 122 and establishes, among other things, new criteria for determining whether a transfer of financial assets in exchange for cash or other consideration should be accounted for as a sale or as a pledge of collateral in a secured borrowing. SFAS 125 also establishes new accounting requirements for pledged collateral. SFAS 125 is effective for most transactions occurring after December 31, 1996 with other provisions of the statement deferred for one year. The Company has determined that the adoption of SFAS 125 will not have a material impact on its consolidated financial statements. In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", which establishes new standards for computing earnings per share (EPS) and makes them comparable to international earnings per share calculations and standards. This statement is effective for the Company's 1997 year-end financial statements and, as previously disclosed, is not expected to have a significant impact on reported financial results.

In June 1997, the FASB issued SFAS No. 130 and SFAS No. 131, "Reporting Comprehensive Income" and "Disclosures About Segments of an Enterprise and Related Information", respectively. Both of these pronouncements are effective for the Company's 1998 financial statements. SFAS No. 130 will require increased disclosure regarding a.) unrealized holding gains/losses on securities classified as available-for-sale; b.) foreign currency translation adjustments, if any; and c.) minimum pension liabilities. SFAS No. 131 requires additional disclosures regarding segments of an enterprise, if any, that are used by the enterprise for making operating decisions and assessing performance. Management is still evaluating the applicability of this statement to the Company.

                            FIRST ESSEX BANCORP, INC.
                           PART II - OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Shareholders of the Registrant was held on May 1, 1997. All nominees of the Board of Directors of the registrant were re-elected for a three year term. Other matters voted on at the annual meeting included approval of the First Essex Bancorp, Inc. 1997 Stock Incentive Plan. Votes were cast as follows:

     1. Election of two Class I Directors

                Nominee                    For            Withheld
                -------                    ---            --------
            Frank J. Leone, Jr.         5,908,887         505,107
            Robert H. Pangione          5,898,087         515,907

     In addition to the above-named individuals , the following Directors continued in office: Thomas S. Barenboim, Augustine J. Fabiani, William L. Lane, Walter W. Topham, Robert H. Watkinson and Leonard A. Wilson.

     2. Approval of the First Essex Bancorp, Inc. 1997 Stock Incentive Plan

                                                                    Broker
               For             Against           Abstain           Non-Vote
               ---             -------           -------           ---------
           3,150,333           737,339           120,823           2,405,499


Item 6. Exhibits and Reports on Form 8-K

        (b) No reports on Form 8-K were filed during the quarter ended June 30, 1997.

        (c)     Exhibits:

        (3)     Articles of Incorporation and By-laws:
                --------------------------------------

        3.1 The Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 33-10966, filed with the Securities and Exchange commission on April 17, 1987 ("Amendment No. 1 to Form S-1");

        3.2 The Amended and Restated By-laws of the Company are incorporated herein by reference to Exhibit 4.1 of the Company's current report on Form 8-K filed on December 28, 1992.

        (10)    Material Contracts
                ------------------

        *10.1 The First Essex Bancorp, Inc. 1987 Stock Option Plan incorporated herein by reference to Appendix B to the prospectus included in the Company's Registration Statement on Form S-8, Registration No. 33-21292, filed on April 15, 1988;

        10.2 The Shareholder Rights Agreement incorporated herein by reference to the exhibit to the company's Current Report on Form 8-K filed on October 12, 1989, as amended by the Amendment to the Shareholder Rights Plan, incorporated herein by reference to
                Exhibit 28.2 to the company's Current Report on Form 8-K filed on February 12, 1990;

        *10.3 Amended and Restated Employment Agreement between First Essex Bancorp, Inc. First Essex Bank, FSB and Leonard A. Wilson incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995;

        *10.4 Amended and Restated Employment Agreement between First Essex Bancorp, Inc. First Essex Bank, FSB and David W. Dailey incorporated herein by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995;

        *10.5 Special Termination Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and Leonard A. Wilson incorporated herein by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993;

        *10.6 Special Termination Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and David W. Dailey incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993;

        *10.7 Executive Salary Continuation Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and Leonard A. Wilson incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988;

        *10.8 Form of Special Termination Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and each of John M. DiGaetano, David L. Savoie and William F. Burke (at one year terms) and Wayne C. Golon (at a 2 year term) incorporated herein by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1993;

        *10.9 First Essex Bancorp, Inc. Senior Management Incentive Compensation Plan incorporated herein by reference to Exhibit
                10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994;

        *10.10 Form of Employment Agreement and Form of Special Termination Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and Brian W. Thompson incorporated herein by reference to Amendment No. 1 to Form S-4, Registration No. 333-12793, filed on November 6, 1996;

        *10.11 Common Stock Option Plan for Brian W. Thompson incorporated herein by reference to Form S-8, Registration No. 333-22183, filed on February 21, 1997;

        *10.12 First Essex Bancorp, Inc. 1997 Stock Incentive Plan incorporated herein by reference to Appendix A to the Company's Proxy Statement for the 1997 annual meeting of shareholders.

        (27)    Financial Data Schedule


        * Management contract or compensatory plan

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

                                             FIRST ESSEX BANCORP, INC.
                                             -------------------------
                                             (Registrant)



Date:  August 14, 1997                       By /s/ Thomas P. Coursey
                                                --------------------------------
                                                Thomas P. Coursey
                                                Senior Vice President
                                                and Principal Accounting Officer