Form 10-Q
period 1997-09-30
FIRST ESSEX BANCORP INC
filed 1997-11-14
CIK 808246

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549
                              --------------------

                                    FORM 10-Q
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended 9/30/97

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from   to


                         Commission file number 0-16143
                                                -------

                            FIRST ESSEX BANCORP, INC.
                            -------------------------

             (Exact name of registrant as specified in its charter)


                Delaware                                  04-2943217
      -------------------------------                  ----------------
      (State or other jurisdiction of                  (I.R.S. Employer
      incorporation or organization)                  Identification No.)


          71 Main Street, Andover, MA                       01810
     ----------------------------------------             ----------
     (Address of principal executive offices)             (Zip Code)


       Registrant's telephone number, including area code: (978) 475-4313
                                                           ---------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X              No
                       -----

The number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1997:

          Title of Class                          Shares Outstanding
          --------------                          ------------------
     Common Stock, $.10 par value                       7,526,726

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

                            FIRST ESSEX BANCORP, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                         Page
ITEM 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets as of September 30,1997
                 and December 31, 1996                                    4

          Consolidated Statements of Operations for the
                 three months ended September 30, 1997 and 1996           5

          Consolidated Statements of Operations for the
                 nine months ended September 30, 1997 and 1996            6

          Consolidated Statements of Stockholders' Equity
                 for the year ended December 31, 1996
                 and the nine months ended September 30, 1997             7

          Consolidated Statements of Cash Flows for the
                 nine months ended September 30, 1997 and 1996            8

          Note to the Consolidated Financial Statements                   9


ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                             10-20


                           PART II - OTHER INFORMATION

ITEM 6. Exhibits and Reports on Form 8-K                                 21

                          ITEM 1. FINANCIAL STATEMENTS
                          ----------------------------

                            FIRST ESSEX BANCORP, INC.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                September 30,         December 31,
                                                                    1997                   1996
                                                                       (Dollars in thousands)
Cash and cash equivalents                                           $27,754              $38,078
Investment securities available-for-sale                            201,327              174,716
Investment securities held-to-maturity
       (fair value $186,597,000 and $103,529,000)                   185,398              104,465
Stock in Savings Bank Life Insurance Company                          1,194                1,194
Stock in Federal Home Loan Bank of Boston                            19,803               15,517
Mortgage loans held-for-sale                                         10,909                8,915
Loans receivable, less allowance for possible loan losses
of   $10,398,000 and $10,538,000                                    707,122              685,206
Foreclosed property, net of valuation reserve of
$359,000 and $834,000                                                 1,037                1,880
Bank premises and equipment                                          10,980               11,609
Accrued interest receivable                                           7,632                5,970
Goodwill                                                             11,209               11,800
Other assets                                                         25,333                7,825
                                                                 ----------           ----------
      Total assets                                               $1,209,698           $1,067,175
                                                                 ==========           ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Depositors' accounts                                               $740,663             $690,953
Borrowed funds                                                      354,711              274,958
Mortgagors' escrow accounts                                           1,837                1,116
Other liabilities                                                    22,945               17,007
                                                                 ----------           ----------
    Total liabilities                                             1,120,156              984,034
                                                                 ----------           ----------
STOCKHOLDERS' EQUITY
Serial preferred stock: $.10 par value per share;
  5,000,000 shares  authorized, no shares  issued
  or outstanding Common stock, $.10 par value
  per share; 25,000,000 shares authorized,
  9,512,726 and 9,407,433 shares issued                                 951                  941
Additional paid-in capital                                           75,222               74,408
Retained earnings                                                    28,350               23,727
Treasury stock, at cost, 1,986,000 shares                           (15,842)             (15,842)
Valuation allowance for unrealized  gains (losses) on
    investment securities available-for-sale                            861                 (93)
                                                                 ----------           ----------
 Total stockholders' equity                                          89,542               83,141
                                                                 ----------           ----------
Total liabilities and stockholders' equity                       $1,209,698           $1,067,175
                                                                 ==========           ==========

                            FIRST ESSEX BANCORP, INC.
                      Consolidated Statement of Operations
                                   (unaudited)

                                              Three Months Ended September 30,
                                                      1997          1996
                                      (Dollars in thousands, except per share amount)
Interest and dividend income:
   Interest on mortgage loans                      $9,750          $6,285
   Interest on other loans                          6,043           5,576
   Interest and dividends on investment
     securities available-for-sale                  3,610           2,138
   Interest and dividends on investment
     securities held-to-maturity                    3,399           1,992
   Interest on short-term investments                 204              98
   Interest on other earning assets                   259              --
                                                ---------       ---------
      Total interest and dividend income           23,265          16,089
                                                ---------       ---------
Interest expense
   Interest on depositors' accounts                 8,063           5,571
   Interest on borrowed funds                       5,842           3,989
                                                ---------       ---------
       Total interest expense                      13,905           9,560
                                                ---------       ---------
Net interest income                                 9,360           6,529
   Provision for possible loan losses                 510             240
                                                ---------       ---------
Net interest income after provision
   for possible loan losses                         8,850           6,289

Noninterest income
   Net gain on sales of mortgage loans and
     mortgage servicing rights                        363             222
   Net gain (loss) on sale of investment
     securities                                       178              --
   Loan fees                                          110             117
   Other fee income                                   599             471
   Other                                               --              --
                                                ---------       ---------
       Total non-interest income                    1,250             810

Noninterest expense
   Salaries and employee benefits                   2,760           2,344
   Buildings and equipment                            963             832
   Professional services                              239             219
   Information processing                             388             293
   Insurance                                           92              58
   Expenses, gains and losses on
   and write-downs of, foreclosed property            (11)            206
   Other                                              901             612
   Amortization of goodwill                           197              --
                                                ---------       ---------
       Total noninterest expenses                   5,529           4,564
                                                ---------       ---------

Income before provision for income taxes            4,571           2,535

Provision for income taxes                          1,921              11
                                                ---------       ---------
Net income                                         $2,650          $2,524
                                                =========       =========
Earnings per share                                  $0.34           $0.41
                                                =========       =========
Dividends declared per share                        $0.12           $0.12
                                                =========       =========
Average common and equivalent
  shares outstanding                            7,825,265       6,176,188
                                                ---------       ---------


                            FIRST ESSEX BANCORP, INC.
                      Consolidated Statement of Operations
                                   (unaudited)

                                          Nine Months Ended September 30,
                                                  1997        1996
                                 (Dollars in thousands, except per share amount)
Interest and dividend income:
   Interest on mortgage loans                   $29,088     $18,664
   Interest on other loans                       17,512      15,469
   Interest and dividends on investment
     securities available-for-sale               10,886       5,800
   Interest and dividends on investment
     securities held-to-maturity                  8,888       6,402
   Interest on federal funds sold                   467         317
   Interest on Other Earning Assets                 259          --
                                              ---------   ---------
       Total interest and dividend income        67,100      46,652
                                              ---------   ---------

Interest expense
   Interest on depositors' accounts              23,040      16,244
   Interest on borrowed funds                    15,948      11,291
                                              ---------   ---------
       Total interest expense                    38,988      27,535
                                              ---------   ---------

Net interest income                              28,112      19,117
Provision for possible loan losses                1,530       1,055
                                              ---------   ---------

Net interest income after provision
   for possible loan losses                      26,582      18,062

Noninterest income
   Net gain on sales of mortgage loans and
     mortgage servicing rights                    1,281       1,152
   Net gain on sale of investment securities        227          --
   Loan fees                                        414         400
   Other fee income                               1,787       1,382
   Other                                             --          23
                                              ---------   ---------
       Total non-interest income                  3,709       2,957

Noninterest expense
   Salaries and employee benefits                 8,458       7,315
   Buildings and equipment                        3,098       2,591
   Professional services                          1,030         862
   Information processing                         1,154         913
   Insurance                                        246         153
   Expenses, gains and losses on
   and write-downs of, foreclosed property          352         514
   Other                                          2,768       2,233
   Amortization of goodwill                         590          --
                                              ---------   ---------
       Total noninterest expenses                17,696      14,581
                                              ---------   ---------

Income before provision for income taxes         12,595       6,438

Provision for income taxes                        5,272          30
                                              ---------   ---------
Net income                                       $7,323      $6,408
                                              =========   =========

Earnings per share                                $0.94       $1.04
                                              =========   =========
Dividends declared per share                      $0.36       $0.36
                                              =========   =========
Average common and equivalent
 shares outstanding                           7,767,057   6,164,322
                                              =========   =========

                            FIRST ESSEX BANCORP, INC.
                Consolidated Statements of Stockholders' Equity

                          Year Ended December 31, 1996
                  And The Nine Months Ended September 30, 1997
                  --------------------------------------------


                                                                                Valuation Allowance
                                                                                  For Unrealized
                                                                                  Gains (Losses)
                                                                                  On Investment
                                  Common       Paid     Retained     Treasury       Securities
                                  Stock       Capital   Earnings      Stock     Available-For-Sale   Total
                                  -----       -------   --------      -----     ------------------   -----
                                                                  (Dollars in thousands)

Balance at December 31, 1995        $801     $58,208     $17,682    ($15,842)       ($677)         $60,172

Net income                            --                   9,113          --           --            9,113
                                                 ---
Cash dividends declared               --          --      (3,068)         --           --           (3,068)
Issuance of common stock in
   conjunction with the
   acquisition of
   Finest Financial Corp.            136      15,871          --          --           --           16,007
Stock options exercised                4         329          --          --           --              333
Change in valuation allowance
   for unrealized gains on
   investment securities
   available-for-sale                 --          --          --          --          584              584
                                    ----     -------     -------    --------          ----          -------

Balance at December 31, 1996         941      74,408      23,727     (15,842)         (93)           83,141

Net income                            --          --       7,323          --           --            7,323
Cash dividends declared               --          --      (2,700)         --           --           (2,700)
Stock options exercised               10         814          --          --           --              824
Change in valuation allowance
   for unrealized gains on
   investment securities
   available-for-sale                 --          --          --          --          954              954
                                    ----     -------     -------    --------          ----          -------

Balance at September 30,  1997      $951     $75,222     $28,350    ($15,842)        $861          $89,542
                                    ====     =======     =======    ========         ====          =======

                            FIRST ESSEX BANCORP, INC.
                      Consolidated Statements of Cash Flows
                                  (unaudited)

                                                           Nine Months Ended September 30,
                                                                 1997           1996
                                                                 ----           ----
                                                               (Dollars in thousands)
Cash flows from operating activities
    Net income                                                 $7,323          $6,408
Adjustments to reconcile net income to net cash
 provided by operating activities
   Provision for possible loan losses                           1,530           1,055
   Provision for depreciation and amortization                  1,408           1,338
   Gain on sales of foreclosed property                          (451)           (106)
   Write-down of foreclosed property                               35              83
   Amortization of goodwill                                       591              --
   Amortization of investment securities discounts
     and premiums, net                                            437           1,135
   Deferred income taxes                                           --              30
   Proceeds from sales of mortgage loans and
     mortgage servicing rights                                 64,597          75,702
   Mortgage loans originated for sale                         (65,317)        (76,468)
   Realized gains on the sale of investment securities           (227)             --
   Realized gains on the sale of mortgage
     loans and mortgage servicing rights, net                  (1,274)         (1,152)
   Increase in accrued interest receivable                     (1,662)           (347)
   Increase in other assets                                   (17,508)           (345)
   Increase in other liabilities                                5,938           1,682
                                                             --------         -------
Net cash provided by (used in) operating activities            (4,580)          9,015

Cash flows from investing activities
   Proceeds from sales of available-for-sale securities        58,819              --
   Proceeds from maturities and principal payments
     of available-for-sale securities                          28,753          26,772
   Proceeds from maturities and principal payments
     of held-to-maturity securities                            15,069          50,854
   Purchases of available-for-sale securities                (113,317)        (51,447)
   Purchases of held-to-maturity securities                   (96,124)        (25,865)
   Purchases of Federal Home Loan Bank stock                   (4,286)             --
   Loans originated and purchased, net of
     principal collected                                      (26,147)        (71,628)
   Proceeds from sales of foreclosed property                   3,949           2,122
   Purchases of bank premises and equipment                      (779)         (1,029)
                                                             --------         -------
Net cash used in investing activities                        (134,063)        (70,221)

Cash flows from financing activities
   Net increase in demand deposits, NOW accounts
     and savings accounts                                      44,684              13
   Net increase of term deposits                                5,026          21,035
   Net increase in borrowed funds with maturities
     of three months or less                                  (30,351)         10,514
   Proceeds from borrowed funds with maturities
     in excess of three months                                221,000          89,500
   Repayments of borrowed funds with maturities
     in excess of three months                               (110,895)        (67,777)
   Increase (decrease) in mortgagors' escrow accounts             720             914
   Dividends paid                                              (2,689)         (2,177)
   Stock options exercised                                        824             271
                                                             --------         -------
   Net cash provided by financing activities                  128,319          52,293
                                                             --------         -------
   Net decrease in cash and cash equivalents                  (10,324)         (8,913)
Cash and cash equivalents at beginning of period               38,078          27,308
                                                             --------         -------
Cash and cash equivalents at end of period                    $27,754         $18,395
                                                             ========         =======
Supplemental disclosure of cash flow information:
     Interest paid during the year                            $37,675         $27,501
     Income taxes paid during the year                          5,231              --
Supplemental schedule of noncash financing
   and investing activities:
     Real estate acquired through, or deeds
       in lieu of, foreclosure                                  2,414           1,502


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

                               September 30, 1997

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



                             Results of Operations
                             ---------------------


General
-------


Significant factors contributing to earnings changes for the third quarter and nine months ended September 30, 1997, compared to the same periods in 1996, include the purchase of Finest Financial Corp. ("Finest") on December 30, 1996, the integration of three branches from Finest's subsidiary, Pelham Bank and Trust Company, and the opening of two new branches in the latter part of 1996. Additionally, the Company became fully taxable in 1997 which significantly increased tax expense for the quarter and nine months ended September 30, 1997.

Net income for the three months ended September 30, 1997 was $2.6 million compared to $2.5 million for same period in 1996. Net interest income totaled $9.4 million for the quarter compared to $6.5 million for the same period in 1996. Higher net interest income of $2.8 million and an increase in non-interest income of $440 thousand were offset by increases in the provision for loan losses, non-interest expense and income tax expense of $270 thousand, $965 thousand and $1.9 million, respectively.

Net income for the nine months ended September 30, 1997 was $7.3 million compared to $6.4 million for the same period in 1996. The increase in net income over the comparative nine months in 1996 was comprised of higher net interest income of $9.0 million and higher non-interest income of $752 thousand offset by increases in the provision for loan losses, non-interest expense and income tax expense of $475 thousand, $3.1 million and $5.2 million, respectively.

The following table presents an analysis of average yields earned and rates paid for the periods indicated:

                                                                 For the Three Months Ended September 30,
                                                            1997                                             1996
                                             --------------------------------------     -------------------------------------
                                                            Interest     Average                  Interest      Average
                                               Average       Earned/      Yield/      Average       Earned/       Yield/
                                               Balance        Paid         Rate       Balance        Paid         Rate
                                                                        (Dollars in thousands)
Assets
Earning assets
    Short-term investments                     $22,857         $204        3.57%        $7,103            $98      5.52%
    Investment securities                      431,707        7,010        6.50        270,851          4,130      6.10
    Total loans (1)                            721,986       16,050        8.89        546,708         11,861      8.68
                                             ---------       ------                    -------          -----
           Total earning assets              1,176,550       23,264        7.91        824,662         16,089      7.80
     Allowance for possible loan losses        (10,289)                                 (6,863)
                                            ----------                                --------
           Total earning assets less
             allowance for possible
             loan losses                     1,166,261                                 817,799
     Other assets                               71,536                                  33,048
                                            ----------                                --------
           Total assets                     $1,237,797                                $850,847
                                            ==========                                ========
Liabilities and Stockholders' Equity
 Deposits
     NOW accounts                              $40,218         $132        1.31%       $33,062           $100      1.21%
     Money market accounts                      69,694          416        2.39         71,822            400      2.23
     Savings accounts                          133,925        1,170        3.49         49,495            207      1.67
     Time deposits                             432,778        6,603        6.10        325,829          4,864      5.97
                                             ---------       ------                    -------          -----
Total interest bearing deposits                676,615        8,321        4.92        480,208          5,571      4.64
Borrowed funds                                 390,882        5,976        6.12        265,820          3,989      6.00
                                             ---------       ------                    -------          -----
Total interest bearing deposits and
        borrowed funds                       1,067,497       14,297        5.36        746,028          9,560      5.13
                                             ---------       ------                    -------          -----
Demand deposits                                 64,192                                  30,426
Other liabilities                               17,953                                  10,817
                                            ----------                                --------
       Total liabilities                     1,149,642                                 787,271
Stockholders' equity                            88,155                                  63,576
                                            ----------                                --------
       Total liabilities and
              stockholders' equity          $1,237,797                                $850,847
                                            ==========                                ========

Net interest income                                          $8,967                                    $6,529
                                                             ======                                    ======
Weighted average interest
     rate spread                                                           2.55%                                  2.68%
                                                                           ====                                   ====
Net yield on average
     earning assets(2)                                                     3.05%                                  3.17%
                                                                           ====                                   ====
Return on average assets                                                   0.85%                                  1.19%
                                                                           ====                                   ====
Return on average equity                                                  11.93%                                 15.88%
                                                                          =====                                  =====


(1) Loans on a non-accrual status are included in the average balance.
(2) Net interest income before provision for possible loan losses divided by average earning assets.

The following table presents an analysis of average yields earned and rates paid for the periods indicated:


                                                                     For the Nine Months Ended September 30,
                                                                 1997                                    1996
                                                  -------------------------------       ---------------------------------
                                                              Interest    Average                   Interest     Average
                                                  Average      Earned/    Yield/        Average     Earned/      Yield/
                                                  Balance       Paid       Rate          Balance      Paid         Rate
                                                  -------       ----       ----          -------      ----         ----
                                                                          (Dollars in thousands)
Assets
Earning assets
    Short-term investments                        $17,535        $467     3.55%          $8,003         $317     5.28%
    Investment securities                         406,747      19,776     6.48          270,333       12,202     6.02
    Total loans (1)                               713,146      46,856     8.76          523,200       34,133     8.70
                                                ---------      ------                   -------       ------
        Total earning assets                    1,137,428      67,099     7.87          801,536       46,652     7.76
    Allowance for possible loan losses            (10,128)                               (6,744)
                                                ---------                               -------
        Total earning assets less
          allowance for possible
          loan losses                           1,127,300                               794,792
    Other assets                                   61,953                                32,175
                                                ---------                               -------
        Total assets                           $1,189,253                              $826,967
                                                ---------                               =======
Liabilities and Stockholders' Equity
Deposits
    NOW accounts                                  $40,594        $390     1.28%         $32,217         $291     1.20%
    Money market accounts                          76,059       1,292     2.26           72,922        1,191     2.18
    Savings accounts                              113,572       2,717     3.19           49,608          620     1.67
    Time deposits                                 430,468      18,899     5.85          316,705       14,142     5.95
                                                ---------      ------                   -------       ------
Total interest bearing deposits                   660,693      23,298     4.70          471,452       16,244     4.59
Borrowed funds                                    364,129      15,948     5.84          251,699       11,291     5.98
                                                ---------      ------                   -------       ------
Total interest bearing deposits and
   and borrowed funds                           1,024,822      39,246     5.11          723,151       27,535     5.08
                                                ---------      ------                   -------       ------
Demand deposits                                    62,547                                30,195
Other liabilities                                  16,326                                11,208
                                                ---------                               -------
    Total liabilities                           1,103,695                               764,554
Stockholders' equity                               85,558                                62,413
                                                ---------                               -------
    Total liabilities and
      stockholders' equity                     $1,189,253                              $826,967
                                               ==========                              ========
Net interest income                                           $27,853                                $19,117
                                                              =======                                =======
Weighted average interest
  rate spread                                                             2.76%                                 2.68%
                                                                          ====                                  ====
Net yield on average
  earning assets(2)                                                       3.29%                                 3.18%
                                                                          ====                                  ====
Return on average assets                                                  0.82%                                 1.03%
                                                                          ====                                  ====
Return on average equity                                                 11.44%                                13.69%
                                                                         =====                                 =====


(1) Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for possible loan losses divided by average earning assets.

Net Interest Income
-------------------

Net interest income increased by $2.8 million to $9.4 million for the three months ended September 30, 1997, and by $9 million to $28.1 million for the nine months ended September 30, 1997. This represents an increase of 43.4% from $6.5 million and 47.1% from $19.1 million when compared to the same periods in 1996. Much of the increase in net interest income is a result of the increase in the size of the Company due to the purchase of Finest.

Interest and Dividend Income
----------------------------

Interest and dividend income increased by $7.2 million (44.6%) to $23.3 million, and by $20.4 million (43.8%) to $67.1 million for the three and nine month periods ended September 30, 1997, respectively, from $16.1 million and $46.7 million recorded in the same periods in 1996. The changes relate to volume increases in earning assets primarily related to the acquisition of Finest and the Company's decision to more fully leverage capital by enlarging its investment portfolio, funded by increased borrowings.

Interest Expense
----------------

Interest expense increased by $4.3 million (45.4%) to $13.9 million, and by $11.5 million (41.6%) to $39 million, for the three and nine month periods ended September 30, 1997 when compared to the same periods in 1996. These increases were primarily attributable to volume increases associated with the additional deposits acquired in the Finest transaction, and additional borrowings to fund the growth in the Company's investment portfolio.

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

The provisions for possible loan losses totaled $510 thousand and $1,530 thousand for the three and nine months ended September 30, 1997, of which $411 thousand and $895 thousand, respectively, related to impaired loans as defined in SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" as amended by SFAS No. 118. The provision for possible loan losses totaled $240 thousand and $1,055 thousand for the comparable three and nine month periods in 1996, of which $177 thousand and $523 thousand, respectively, related to impaired loans. Provisions result from management's continuing internal review of the loan portfolio as well as its judgment as to the adequacy of the reserves in light of the condition of the regional real estate and other markets, and the economy in general. As a result of increased loans, there is an expectation that the Bank will continue to find it necessary to make provisions for possible loan losses in the future. See "Financial Condition - Non-Performing Assets."

Non-Interest Income
-------------------

Non-interest income consists of net gains from the sales of mortgage loans and mortgage loan servicing rights and gains on the sale of investment securities, together with fee and other non-interest income.

Non-interest income increased by $440 thousand (54.3%) to $1.2 million and by $752 thousand (25.4%) to $3.7 million for the three and nine months ended September 30, 1997, respectively, compared to $810 thousand and $3.0 million for the same periods in 1996. The increase in non-interest income for the three months ended September 30, 1997 is primarily attributable to a net increase of $121 thousand in fees collected on loans and deposit accounts and other income, together with an increase of $141 thousand in the gain on sales of loans and mortgage servicing rights and a $178 thousand gain on the sale of investment securities, when compared to the same period in 1996. The increase in non-interest income for the nine months ended September 30, 1997 is primarily attributable to a net increase of $396 thousand in fees collected on loans and deposit accounts and other income, together with an increase of $227 thousand in the gains on sale of investment securities, and an increase of $129 thousand in the gain on sales of loans and mortgage servicing rights when compared to the same period in 1996.

Non-Interest Expense
--------------------


Non-interest expense increased by $965 thousand (21.1%) to $5.5 million for the three months ended September 30, 1997, and by $3.1 million (21.4%) to $17.7 million for the nine months ended September 30, 1997, compared to $4.6 million and $14.6 million for the same periods in 1996. The increase in non-interest expense is primarily attributable to operations at the three branches acquired in the Finest acquisition, and the opening of two new branches in the latter part of 1996. These expansion-related increases for the three and nine month periods ending September 30, 1997 included, respectively, $416 and $1.1 million in salaries and employee benefits; $131 and $507 thousand in building and equipment costs; $95 and $241 thousand for information processing costs; and $197 and $590 thousand of goodwill amortization related to the Finest acquisition. Other increases in expenditures related to the overall growth of the Company amounted to $126 and $634 thousand, respectively, for the three and nine month periods ending September 30, 1997.


Income Tax Expense
------------------

The provision for income taxes increased to $1.9 and $5.3 million for the three and nine month periods ended September 30, 1997 from $11 and $30 thousand for the three and nine month periods ended September 30, 1996. These increases reflect the Company's return to full statutory tax rates due to the complete utilization of loss carryovers.

                               Financial Condition
                               -------------------


Total assets amounted to $1,209.7 million at September 30, 1997, an increase of $142.5 million or 13.4% from $1,067.2 million at December 31, 1996.


Loans
-----


At September 30, 1997, the loan portfolio, including mortgage loans held for sale, and before consideration of the allowance for possible loan losses, was $728.4 million, representing 60.2% of total assets, compared to $704.7 million or 66.0% of total assets at December 31, 1996.

The following table sets forth information concerning the Company's loan portfolio at the dates indicated. The balances shown in the table are net of unadvanced funds and unearned discounts and fees.

-------------------------------------------------------------------------------





                                                      September 30, 1997           December 31, 1996
                                                      ------------------           -----------------
                                                                      (Dollars in thousands)
Real Estate:
          Residential                                $292,053        40.1%       $301,869         42.8%
          Commercial                                   84,899        11.7         102,718         14.6
          Construction                                 30,362         4.2          24,855          3.5
                                                     --------    --------        --------     --------
     Total Real Estate Loans                          407,314        56.0         429,442         60.9
                                                     --------    --------        --------     --------
     Owner occupied Commercial Real Estate (1)         49,641         6.8          29,465          4.2

     Commercial loans                                  62,978         8.6          63,695          9.1

     Aircraft loans                                    41,479         5.7          33,267          4.7

     Consumer loans
               Home equity                             13,976         1.9          12,088          1.7
               Automobile                             101,424        13.9          92,175         13.1
               Other                                   51,617         7.1          44,527          6.3
                                                     --------    --------        --------     --------
          Total consumer loans                        167,017        22.9         148,790         21.1

               Total loans                           $728,429       100.0%       $704,659        100.0%
                                                     ========    ========        ========     ========



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

The following table summarizes the activity in the allowance for possible loan losses (including amounts established for impaired loans) for the nine months ended September 30, 1997.
-------------------------------------------------------------------------------

                                                      (Dollars in thousands)
Balance at December 31, 1996                                  10,538
Provision for possible loan losses                             1,530

Charge-offs
     Mortgage                                                  1,062
     Owner occupied commercial real estate                        --
     Construction                                                 --
     Commercial                                                    1
     Consumer                                                  1,182
                                                               -----
Total charge-offs                                              2,245
                                                               -----

Recoveries
     Mortgage                                                    427
     Owner occupied commercial real estate                        --
     Construction                                                  7
     Commercial                                                   52
     Consumer                                                     89
                                                               -----
Total recoveries                                                 575
                                                               -----

     Net charge-offs                                           1,670
                                                               -----

Balance at September 30, 1997                                 10,398
                                                              ======
Total loans at end of period                                $728,429
Average loans for the period                                 713,146
Allowance to loans ratio                                       1.43%
Net charge-offs to average loans ratio                         0.23%


During 1996 and 1997, the Company reclassified certain loans from other more historical classification categories. In making these reclassifications, it was determined that no restatement of charge-offs and/or recoveries, if any, would be material or meaningful.
-------------------------------------------------------------------------------

Non-Performing Assets
---------------------


Non-performing assets consist of non-accruing loans (including loans impaired under SFAS No. 114), and foreclosed property. Non-performing assets totaled $7.0 million at September 30, 1997 and $6.6 million at December 31, 1996.

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

Interest income recognized on impaired loans (including restructured loans), using the cash basis of income recognition, amounted to approximately $38 and $186 thousand for the three and nine months ended September 30, 1997, compared to $47 and $183 thousand for the same periods in 1996. The average recorded investment of impaired loans for the three and nine months ended September 30, 1997 was $2.6 million, compared to $1.9 million and $2.0 million for the same periods in 1996, and $1.9 million for the twelve month period ended December 31, 1996.

Foreclosed property consists mainly of real estate collateral from loans which were foreclosed.

The following table indicates the recorded investment of non-performing assets and the related valuation allowance for impaired loans.

-------------------------------------------------------------------------------


                                                         September 30,1997                   December 31,1996

                                                                    Impaired Loan                        Impaired Loan
                                                   Recorded         Valuation            Recorded          Valuation
                                                   Investment        Allowance          Investment         Allowance
                                                   ----------        ---------          ----------         ---------
Non-accruing Loans
     Impaired Loans
          Requiring a valuation allowance               $810            $475                $25                $25
          Not requiring a valuation allowance            699              --                286                 --
                                                      ------          ------             ------             ------
                                                       1,509             475                311                 25
          Restructured Loans                           1,152             536              1,042                466
                                                      ------          ------             ------             ------
     Total impaired                                    2,661          $1,011              1,353                491
                                                                      ======                                ======
     Residential Mortgage                              2,393                              2,458
     Other                                               874                                928
                                                      ------                             ------

Total non-accruing                                     5,928                              4,739

Foreclosed property, net                               1,037                              1,880
                                                      ------
Total non-performing assets                           $6,965                             $6,619
                                                      ======                             ======
Percentage of non-performing assets
     to total assets                                   0.58%                              0.62%
Percentage of allowance for possible
    loan losses to non-accruing loans                 175.4%                             222.4%



The valuation allowance for impaired loans is included in the allowance for possible loan losses on the balance sheet.
-------------------------------------------------------------------------------

Investments
-----------


At September 30, 1997, the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank ("FHLB") stock and stock in the Savings Bank Life Insurance Company of Massachusetts, totaled $407.7 million or 33.7% of total assets, compared to $295.9 million or 27.7% of total assets at December 31, 1996. The investment portfolio was increased to more fully leverage the capital of the Company, and thereby produce a higher return funded by increased borrowings. Interest and dividend income on the investment portfolio generated 30.2% of total interest and dividend income for the nine months ended September 30, 1997 compared to 26.8% for the comparable period in 1996.

To identify and control market risks associated with the investment portfolio, the Company has established policies and procedures, which include stop loss limits and stress testing on a periodic basis.


Deposits
--------

Deposits are the primary source of funds for lending and investment activities. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition. At September 30, 1997 the Bank had total deposits of $740.7 million representing a net increase of $49.7 million compared to total deposits of $690.9 million at December 31, 1996. This increase is attributable to an increase of $73.4 million in savings and term deposits due primarily to promotional activities to increase savings product volumes combined with a $.9 million increase in demand and NOW products. This was offset by a reduction of $24.6 million in money market accounts.

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


Borrowed Funds
--------------


The Bank is a member of the FHLB and is entitled to borrow from the FHLB by pledging certain assets. The Bank also utilizes short term repurchase agreements with maturities less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. These borrowings are an alternative source of funds compared to deposits and increased from $275.0 million at December 31, 1996 to $354.7 million at September 30, 1997 to augment the asset growth of the Company.


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

Net cash used in operating activities totaled $4.6 million for the nine months ended September 30, 1997 compared to $9.0 million that was provided by operating activities for the same period in 1996. The change is primarily related to the growth in other assets that was experienced during the first nine months of 1997 compared to the prior period.

Net cash used for investing activities totaled $134.1 million for the nine months ended September 30, 1997 compared to cash used of $70.2 million for the comparable period in 1996. The increase in investing activities primarily reflects the increased level of purchases of investment securities offset by increased loan payoffs during the first nine months of 1997 compared to a year ago.

Net cash provided by financing activities totaled $128.3 million for the nine months ended September 30, 1997, compared to net cash provided of $52.3 million for the comparable period in 1996. The change reflects increases in borrowed funds and the net growth of deposits when compared to the prior period.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

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

The Bank's actual capital amounts and ratios are also presented in the table. As of September 30, 1997, the OTS did not deem it necessary for an interest-rate risk component to be deducted from capital in determining risk-based capital requirements.

The Bank may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

The following table displays the Bank's capital calculations as defined under prompt corrective action for the periods indicated:
--------------------------------------------------------------------------------

                                                                                                                To Be Well
                                                First Essex Bank, FSB              For Capital           Capitalized Under Prompt
                                                Actual        Actual           Adequacy  Purposes      Corrective Action Provision:
                                                Amount        Ratio            Amount        Ratio        Amount           Ratio
                                                ------        -----            ------        -----        ------           -----
September 30, 1997 (unaudited)                                                       (greater
Tangible Capital ( to Adjusted Assets)          $69,751      5.83%            $17,952 than or)  1.50%       n/a
                                                                                        =                        (greater
Tier 1 (Core) Capital (to Adjusted Assets)       69,751      5.83              35,904           3.00      $59,840 than or) 5.00%
                                                                                                                     =
Tier 1 (Core) (to Risk Weighted Assets)          69,751      9.53              29,266           4.00       43,899          6.00
Total Risk Based Capital
        (to Risk Weighted Assets)                78,895      10.78             58,533           8.00       73,166         10.00

December 31, 1996                                                                    (greater
Tangible Capital (to Adjusted Assets)           $62,216      5.91%            $15,790 than or)  1.50%       n/a
                                                                                         =                       (greater
Tier 1 (Core) Capital (to Adjusted Assets)       62,216      5.91              31,396           3.00      $52,327 than or) 5.00%
                                                                                                                     =
Tier 1 Capital (to Risk Weighted Assets)         62,216      9.67              25,736           4.00       38,604          6.00
Total Risk Based Capital
         (to Risk Weighted Assets)               70,289      10.92             51,471           8.00       64,339         10.00


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


Year 2000
---------

The Company has begun to address the issues inherent in the impending change of century, otherwise known as "Year 2000". The potential problem with year 2000, which is common to most corporations, concerns the inability of information systems, primarily computer software programs, to properly recognize and process date sensitive information for the year 2000 and beyond. The Company has commenced the process of assessing its internal and external systems and software to determine whether they are year 2000 compliant. Anticipated spending for compliance maintenance and modification will be expensed as incurred, while the cost of new hardware or software will be capitalized, and depreciated or amortized over the useful life of the asset acquired. Management does not believe these changes will have any material effect on the ongoing results of operations.


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

In June 1997, the FASB issued SFAS No. 130 and SFAS No. 131, "Reporting Comprehensive Income" and "Disclosures About Segments of an Enterprise and Related Information", respectively. Both of these pronouncements are effective for the Company's 1998 financial statements. SFAS No. 130 will require increased disclosure regarding a.) unrealized holding gains/losses on securities classified as available-for-sale; b.) foreign currency translation adjustments, if any; and c.) minimum pension liabilities. SFAS No. 131 requires additional disclosures regarding segments of an enterprise, if any, that are used by the enterprise for making operating decisions and assessing performance. Management continues to evaluate the applicability of this statement to the Company.

                            FIRST ESSEX BANCORP, INC.
                           PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K

         (a)   Exhibits:
         (3)  Articles of Incorporation and By-laws:
          3.1       The Restated Certificate of Incorporation of the Company is
                    incorporated herein by reference to Exhibit 3.1 to Amendment
                    No. 1 to the Company's Registration Statement on Form S-1,
                    Registration No. 33-10966, filed with the Securities and
                    Exchange commission on April 17, 1987 ("Amendment No. 1 to
                    Form S-1");
          3.2       The Amended and Restated By-laws of the Company are
                    incorporated herein by reference to Exhibit 4.1 of the
                    Company's current report on Form 8-K filed on December 28,
                    1992.
          (10)  Material Contracts
        *  10.1     The First Essex Bancorp, Inc. 1987 Stock Option Plan
                    incorporated herein by reference to Appendix B to the prospectus included in the Company's Registration Statement on Form S-8, Registration No. 33-21292, filed on
                    April 15, 1988;
          10.2      The Shareholder Rights Agreement incorporated herein by
                    reference to the exhibit to the company's Current Report on Form 8-K filed on October 12, 1989, as amended by the Amendment to the Shareholder Rights Plan, incorporated herein by reference to Exhibit 28.2 to the company's Current
                    Report on Form 8-K filed on February 12, 1990;
        * 10.3      Executive Salary Continuation Agreement between First
                    Essex Bancorp, Inc., First Essex Bank, FSB and Leonard A.
                    Wilson incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988;
        * 10.4      Amended and Restated Employment Agreement dated as of
                    October 9, 1997 between Leonard A. Wilson and First
                    Essex Bancorp, Inc., filed herewith;
        * 10.5      Amended and Restated Employment Agreement dated as of
                    October 9, 1997 between Leonard A. Wilson and First Essex
                    Bank, FSB, filed herewith;
        * 10.6      Amended and Restated Employment Agreement dated as of
                    October 9, 1997 between David W. Dailey and First Essex
                    Bancorp, Inc., filed herewith;
        * 10.7      Amended and Restated Employment Agreement dated as of
                    October 9, 1997 between David W. Dailey and First Essex
                    Bank, FSB, filed herewith;
        * 10.8      Amended and Restated Employment Agreement dated as of
                    October 9, 1997 between Brian W. Thompson and First Essex
                    Bancorp, Inc., filed herewith;
        * 10.9      Amended and Restated Employment Agreement dated as of
                    October 9, 1997 between Brian W. Thompson and First Essex
                    Bank, FSB, filed herewith;
        * 10.10     Special Termination Agreement dated January 1, 1994
                    and restated as of October 9, 1997 between Leonard A. Wilson and First Essex Bancorp, Inc., filed herewith;
        * 10.11     Special Termination Agreement dated January 1, 1994
                    and restated as of October 9, 1997 between David W. Dailey and First Essex Bancorp, Inc., filed herewith;
        * 10.12     Special Termination Agreement dated December 30, 1996
                    and restated as of October 9, 1997 between Brian W. Thompson and First Essex Bancorp, Inc., filed herewith;
        * 10.13     Form of Special Termination Agreement between First
                    Essex Bancorp, Inc., First Essex Bank, FSB and each of John
                    M. DiGaetano, Wayne C. Golon, David L. Savoie and William F.
                    Burke, filed herewith.
        * 10.14     First Essex Bancorp, Inc. Senior Management Incentive
                    Compensation Plan incorporated herein by reference to
                    Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994;
        * 10.15     Common Stock Option Plan for Brian W. Thompson
                    incorporated herein by reference to Form S-8, Registration
                    No. 333-22183, filed on February 21, 1997;
        * 10.16     First Essex Bancorp, Inc. 1997 Stock Incentive Plan
                    incorporated herein by reference to Form S-8, Registration
                    No. 333-35057, filed on September 5, 1997.
        (27) Financial Data Schedule

        *  Management contract or compensatory plan

          (b) No reports on Form 8-K were filed during the quarter ended September 30, 1997.

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




                                        FIRST ESSEX BANCORP, INC.
                                        -------------------------
                                        (Registrant)




Date: November 14, 1997                 By /s/ Thomas P. Coursey
                                           ------------------------
                                               Thomas P. Coursey
                                               Senior Vice President
                                               and Principal Accounting Officer