Form 10-K405
period 1997-12-31
FIRST ESSEX BANCORP INC
filed 1998-03-27
CIK 808246

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                  FORM 10-K405

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997       Commission file number 0-16143

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

       Registrant's telephone number, including area code: (978) 681-7500

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

                                  Yes X     No
                                     ---       ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                       ( X )
                                                                 -----

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing sale price on The Nasdaq Stock Market on March 13, 1998 was $177,039,689.

As of March 13, 1998, 7,533,888 shares of the registrant's common stock, $.10 par value, were outstanding.

--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Selected information from the Registrant's Proxy Statement for the annual meeting to be held May 7, 1998, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997, is incorporated by reference into Part III of this report

                    CAUTIONARY STATEMENT FOR PURPOSES OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

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

                                TABLE OF CONTENTS

                                     Part I

Item 1.    Business                                                                   1
Item 2.    Properties                                                                 9
Item 3.    Legal Proceedings                                                          9
Item 4.    Submission of Matters to a Vote of Security Holders                        9

                                     Part II

Item 5.    Market for the Registrant's Equity and Related Stockholder Matters        10
Item 6.    Selected Financial Data                                                   11
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                     12
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk                25
Item 8.    Financial Statements and Supplementary Data                               30
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                      65

                                    Part III

Item 10.   Directors and Executive Officers of the Registrant                        65
Item 11.   Executive Compensation                                                    65
Item 12.   Security Ownership of Certain Beneficial Owners and Management            66
Item 13.   Certain Relationships and Related Transactions                            66

                                   Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K          66

Signatures                                                                           68

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

At December 31, 1997, the Bank had total assets of $1.2 billion. The Bank is principally engaged in the business of attracting deposits from the general public and investing in residential mortgage, construction, commercial real estate, commercial and consumer loans. The Bank also makes investments in various investment securities to provide a source of interest and dividend income. The Bank currently maintains fifteen full service banking offices at various locations throughout its market area. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC").

                                   MARKET AREA

First Essex's market area is centered approximately 25 miles north of Boston at the intersection of two major highways: Interstate Route 93, the major north-south roadway connecting Boston with the northern Boston suburban communities and New Hampshire, and Interstate Route 495. The Bank's principal executive offices are located in Andover, Massachusetts, and its main banking office and two of its branches are located in Lawrence, Massachusetts. Other branches are in the surrounding communities of Andover, North Andover, Haverhill, Lowell and Methuen, Massachusetts and Londonderry, Pelham, Salem and Windham, New Hampshire.

                            CURRENT MARKET CONDITIONS

The New England region, including those portions of northeastern Massachusetts and southern New Hampshire that constitute First Essex's market area, continues to experience growth.

Loan demand to finance new and existing home sales has remained strong for the last three years. Commercial loans to small and mid-size businesses in the area continue to benefit from a growing economy characterized by expansion with little price inflation, although the competition among lenders for these loans remains intense. Automobile sales continued to show strength in 1997 and First Essex participated in that growth through an indirect automobile lending program that was begun early in 1994. The general improvement in consumer confidence and the consumer's willingness to take on additional debt was reflected in the growth in direct lending to consumers.

                                   REGULATION

General

The Office of Thrift Supervision ("OTS") is the primary regulator of the Company and the Bank. The Bank's deposits are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC. The Company and the Bank must file reports with the OTS concerning activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Periodic examinations are conducted by the OTS to test the Company's and the Bank's compliance with various regulatory requirements. The Bank is also a member of the Federal Home Loan Bank ("FHLB") system, which provides a central credit facility primarily for member institutions. The Company, as a thrift holding company, is also required to file certain reports, and otherwise comply, with the rules and regulations of the OTS and of the Securities and Exchange Commission ("SEC") under the federal securities laws.

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

Limitation on Capital Distributions

OTS regulations impose limitations upon all capital distributions, other than stock dividends, by savings institutions. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that meets or exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier 1 Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the percentage by which its capital to assets ratio exceeds the ratio of its fully phased-in capital requirements to its assets) at the beginning of the calendar year; or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its fully-phased in requirement or the OTS notified the Bank that it was in need of more than normal supervision, the Bank's ability to make capital distributions would be restricted. In addition, the OTS could prohibit any proposed capital distribution by any institution if it determines that such distribution would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, which took effect on December 19, 1992, the Bank generally would be prohibited from making any capital distribution if, after the distribution, the Bank would have (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or (iii) a Tier 1 core capital ratio of less than 3%. As of December 31, 1997, the Bank exceeds all fully-phased in capital requirements.

Branching

The Bank currently meets the tests provided in the HOLA and OTS regulations to permit savings institutions to branch nationwide. Additionally, the OTS authority preempts any state law purporting to regulate branching by savings institutions.

Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about the components of capital, risk weightings of assets, and other factors.

Quantitative measures are established by regulation regarding minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 1997, the most recent notification received from the OTS categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain the total risk-based, Tier I risk-based and Tier I adjusted asset ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

FDICIA required that the OTS revise risk-based capital standards, with appropriate transition rules, to ensure that they take account of interest rate risk, concentration of risk and the risks of nontraditional activities. Under OTS regulation effective January 1, 1994, a savings institution with interest rate risk exposure above a specified percentage must deduct a specified interest rate risk component when calculating total capital for purposes of determining whether it meets OTS risk-based capital requirements. As of December 31, 1997, the OTS did not deem it necessary for an interest-rate risk component to be deducted from capital in determining risk-based capital requirements.

The Company may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

The capital ratios discussed above, along with the Company's actual capital amounts and ratios are presented in a table within Note 16 to the consolidated financial statements included in response to Item 8 - "Financial Statements and Supplementary Data" of this report.

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

                             FEDERAL RESERVE SYSTEM

The Federal Reserve Board regulations require financial institutions to maintain noninterest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). Because required reserves must be maintained in the form of either vault cash, a noninterest bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

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

                               LENDING ACTIVITIES

General

At December 31, 1997, the loan portfolio, before deducting the allowance for possible loan losses, was $718.7 million, representing 60.0% of total assets and an increase of $14.1 million over the prior year.

Loan originations increased in 1997 primarily due to the growth of the New England residential real estate market, and in the Massachusetts and New Hampshire economies generally. The increase also reflects a stronger marketing effort by the Bank in the commercial and consumer loan areas. First Essex originates residential first mortgage loans, commercial real estate loans, construction loans, consumer loans and commercial loans. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."

The following table sets forth information concerning First Essex's loan portfolio, including mortgage loans held for sale, at the dates indicated. The balances shown in the table are net of unadvanced funds and unearned discounts and fees. Required disclosure regarding maturity distribution is shown on pages 26 and 27.

--------------------------------------------------------------------------------

                                                                    Years Ended December 31,
                                            1997              1996              1995              1994              1993
                                      ----------------   ---------------   ---------------   ---------------   ---------------
                                                                                     (Dollars in Thousands)
Real Estate:
     Residential                      $274,865    38.2%  $301,869   42.8%  $235,204   47.0%  $264,848   61.6%  $203,574   70.1%
     Commercial                         83,077    11.6    102,718   14.6     53,504   10.7     25,786    6.0     28,755    9.9
     Construction                       31,851     4.4     24,855    3.5     14,210    2.8     15,527    3.6     14,482    5.0
                                      --------   -----   --------  -----   --------  -----   --------  -----   --------  -----
Total real estate loans               $389,793    54.2   $429,442   61.0   $302,918   60.5    306,161   71.2   $246,811   85.0
                                      --------   -----   --------  -----   --------  -----   --------  -----   --------  -----

Owner occupied commercial
real estate(1)                          52,335     7.3     29,465    4.2         --     --         --     --         --     --

Commercial loans                        67,018     9.3     63,695    9.0     66,737   13.4     55,377   12.9     15,416    5.3

Aircraft loans                          41,220     5.8     33,802    4.8     14,478    2.9        522    0.1         --     --

Consumer loans:
      Home Equity, Home Improvement
              & Second Mortgage         59,897     8.3     52,280    7.4     35,257    7.1     25,263    5.9     18,994    6.5
      Automobile                       103,551    14.4     92,175   13.1     76,590   15.3     34,906    8.1      2,435    0.8
      Other                              4,901     0.7      3,800    0.5      4,071    0.8      7,582    1.8      6,855    2.4
                                      --------   -----   --------  -----   --------  -----   --------  -----   --------  -----
Total consumer loans                   168,349    23.4    148,255   21.0    115,918   23.2     67,751   15.8     28,284    9.7
                                      --------   -----   --------  -----   --------  -----   --------  -----   --------  -----

Total loans                           $718,715   100.0%  $704,659  100.0%  $500,051  100.0%  $429,811  100.0%  $290,511  100.0%
                                      ========   =====   ========  =====   ========  =====   ========  =====   ========  =====

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

--------------------------------------------------------------------------------

Residential Mortgage Loans

The Bank originates residential first mortgage loans in its market area. At December 31, 1997, the residential mortgage loan portfolio was $274.9 million, representing 38.2% of the loan portfolio. The Company's residential first mortgage loan products consist of six month, one-year, three-year, five-year and seven-year adjustable-rate mortgages and fixed-rate mortgages, having terms of 15 to 30 years.

Commercial Real Estate Loans

The Bank also holds loans secured by commercial real estate, such as manufacturing, retail, apartment and office buildings. At December 31, 1997, First Essex's commercial real estate loan portfolio had an outstanding balance of $83.1 million, representing 11.6% of First Essex's loan portfolio.

Generally, commercial real estate loans in the portfolio have been made to finance the acquisition or retention of income producing properties. The current policy of First Essex is to limit commercial real estate loans primarily to properties in eastern Massachusetts and southern New Hampshire.

Commercial real estate loans generally reprice over periods ranging from six months to five years based on a published prime rate or other index.

Construction Loans

Construction loans are primarily made to developers and builders for the construction of commercial and single family properties. Construction loans have generally been made with maturities of one year or less and a price based on the published prime, subject to renewal or extension by the Bank. Additionally, loans are made to qualified individuals for construction of single-family owner-occupied homes that convert to permanent mortgages upon completion of construction. At December 31, 1997, the Bank's construction loan portfolio had an outstanding balance of $31.8 million, representing 4.4% of the loan portfolio.

Owner-Occupied Commercial Real Estate Loans

Owner-occupied commercial real estate loans are extensions of credit to commercial borrowers for the construction or purchase of business space, primarily for the borrower's own use, or loans to commercial borrowers for operating purposes in which the Bank has taken real estate occupied by the borrower as collateral. In these instances, the cash flow of the borrower's business is the primary source of repayment. At December 31, 1997, this portfolio had total outstandings of $52.3 million, representing 7.3% of the Bank's loan portfolio.

Commercial Loans

At December 31, 1997, the portfolio of commercial loans totaled $67.0 million, representing 9.3% of the loan portfolio. The Bank offers secured and unsecured demand loans, time loans, term loans, lines of credit and working capital loans which are short term or have adjustable rates. Commercial loans are originated by the Bank's commercial lending officers who are supported by a credit, processing and documentation staff.

Aircraft Loans

The Bank also has a niche market in commercial and consumer aircraft lending which represented 5.8% of the loan portfolio, at December 31, 1997. Commercial aircraft loans totaled $32.6 million and consumer aircraft loans totaled $8.6 million of the $41.2 million aircraft portfolio.

Consumer Loans

The portfolio of consumer loans, representing 23.4% of the loan portfolio, consists of automobile loans, fully or partially secured personal loans, boat loans, aircraft loans, second mortgage loans, home equity loans and education loans, as well as unsecured personal loans, which totaled $168.3 million at

December 31, 1997. Automobile loans include dealer indirect loans, as well as loans originated directly in retail branches. The Bank offers a variable rate home equity line of credit called "First Line Equity Credit". This product consists of a line of credit, secured by a second mortgage on residential property, with a monthly adjustable interest rate at a margin above a published prime rate.

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

Residential Loan Servicing and Purchase and Sale of Loans

The Bank generally writes residential mortgage loans to meet the requirements for sale in the secondary market. From time to time, the Bank sells residential mortgage loans and residential loan servicing. Such loan sales represent a potential source of liquidity to meet lending demand and deposit flows. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset/Liability Management."

At December 31, 1997, the Bank's residential loan servicing portfolio totaled $32.1 million.

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

Non-Accruing Loans

It is the general practice of the Bank to discontinue accrual of interest on loans for which payment of interest or principal is 90 days or more past due and such other loans where collection of interest and principal is doubtful. All previously accrued but uncollected interest is reversed against current period interest income when a loan is placed on non-accrual status. At December 31, 1997, the Bank's non-accruing loans totaled $5.5 million compared to $4.7 million on December 31, 1996. For further information regarding the Bank's non-accruing loans, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations Financial Condition - Non-Performing Assets."

Restructured Loans

These are loans on which concessions have been made in light of the debtor's financial difficulty with the objective of maximizing recovery and with respect to which the renegotiated payment terms are being met. At December 31, 1997 and 1996, the Bank had restructured loans with outstanding principal balances of $905,000 and $1.0 million, respectively. For further information regarding restructured loans, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Non-Performing Assets."

Foreclosed Property

Foreclosed property at December 31, 1997 totaled $891,000, compared to $1.9 million at December 31, 1996.

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

                              INVESTMENT ACTIVITIES

The Bank maintains an investment portfolio to provide a source of interest and dividend income and a potential source of liquidity to meet lending demand and deposit flows. At December 31, 1997, the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, stock in the Federal Home Loan Bank of Boston and stock of the Savings Bank Life Insurance Company of Massachusetts, was $416.0 million, or 34.7% of total assets.

Interest and dividend income on the investment portfolio generated 30.0% of total interest and dividend income for the year ended December 31, 1997. See
Item 7 - "Management's Discussion and Analysis of

Financial Condition and Results of Operations - Financial Condition - Investments" for further information regarding the investment portfolio.

The Bank's investment strategy seeks to provide liquidity and realize current income while preserving principal. The Bank will generally invest only in government or corporate bonds or securities issued in the United States and will only purchase bonds which are rated A or higher at the time of purchase.

                                    DEPOSITS

The Bank offers a range of deposit accounts including regular and passbook savings, NOW, money market and demand deposit accounts. The Bank offers a number of relationship products which allow customers to combine balances in checking and savings accounts in order to avoid service and maintenance fees, and obtain free banking services. These relationship products also include discounts on installment loans and bonus rates on certificates of deposit. The Bank also offers 60-day to 7 year term deposit certificates. Interest rates on these certificates vary according to the term selected. From time to time, the Bank promotes various types of accounts with the intention of changing the maturity schedule of its liabilities.

The Bank offers its retail banking customers a wide range of deposit services and the convenience of drive- up ATMs. The Bank is a member of the NYCE(TM), EXCHANGE(TM), TX(TM) and CIRRUS(TM) networks. These networks allow the Bank's depositors access to their accounts through ATMs at the Bank, other banks and locations nationwide and worldwide.

                                   COMPETITION

The Bank faces competition both in originating loans and in attracting deposits. Competition in originating loans comes from a variety of sources, including, but not limited to, other thrift institutions, commercial banks, mortgage companies, insurance companies and consumer and commercial finance companies. The Bank competes for loans principally on the basis of interest rates and loan fees, the types and terms of loans originated and the quality of services provided to borrowers. In attracting deposits, the primary competitors are other thrift institutions, commercial banks, mutual funds and credit unions. The ability to attract and retain deposits depends on the ability to provide investment opportunities that satisfy the requirements of investors with respect to rate of return, liquidity, risk, service, convenience and other factors. The Bank competes for deposits on the basis of interest rates and by offering convenient branch locations, extended business hours and an automated teller network.

                                    EMPLOYEES

At December 31, 1997, the Bank had 303 employees, of whom 67 were part-time. None of the employees of the Bank are represented by a collective bargaining group and management considers its relations with its employees to be good.

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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders during the fourth quarter of 1997.

                                     PART II

                 ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND
                           RELATED STOCKHOLDER MATTERS

First Essex Bancorp, Inc. common stock is traded over-the-counter on the National Market System of the National Association of Securities Dealers, Inc. Automated Quotation System (NASDAQ) under the symbol FESX.

At December 31, 1997, there were 7,536,424 shares outstanding and approximately 1,400 shareholders of record. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

The price information regarding the Company's common stock in the following table is based on high and low closing sales prices on NASDAQ.

--------------------------------------------------------------------------------

                                                               Dividend
                                        Price Per Share        Declared
                                  HIGH              LOW        per Share
                                  ----              ---        ---------
             1997
             ----

             First Quarter     $16.750          $13.375           $.12
             Second Quarter     17.500           14.500            .12
             Third Quarter      20.500           16.500            .12
             Fourth Quarter     23.250           19.000            .14

             1996
             ----

             First Quarter     $11.750          $10.187           $.12
             Second Quarter     11.000           10.375            .12
             Third Quarter      12.000           10.000            .12
             Fourth Quarter     14.500           11.625            .12

--------------------------------------------------------------------------------

The only funds available to the Company for the payment of dividends are cash and cash equivalents held at the holding company level, dividends from the Bank and borrowings. In addition, bank regulatory authorities generally restrict the amounts available for the payment of dividends by the Bank to First Essex to the net profit of the Bank for that year, see Item 1 "Business - Regulation - Limitation on Capital Distributions". The Federal Reserve Act also restricts the Bank in lending or advancing funds to First Essex unless such loans are collateralized by specific obligations, and limits collateralized loans to 10% of the Bank's capital stock and surplus.

The Bank is prohibited from paying cash dividends, to the extent that any such payment would reduce its capital below required regulatory capital levels or would impair the liquidation account established in connection with its conversion from mutual to stock form. See Note 16 to the consolidated financial statements included in response to Item 8 - "Financial Statements and Supplementary Data" of this report for further discussion.

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

                         ITEM 6. SELECTED FINANCIAL DATA

                                                                              At December 31,

                                                            1997          1996             1995             1994            1993
                                                                              (Dollars in thousands)
Balance Sheet Data:
      Total assets                                        $1,197,459     $1,067,175       $808,792        $806,872        $645,873
      Loans receivable                                       708,145        694,121        493,499         422,574         282,760
      Investment securities (1)                              416,021        315,749        275,900         346,943         329,823
      Foreclosed property                                        891          1,880          1,756           3,038           6,360
      Deposits                                               744,322        690,953        491,469         456,878         398,233
      Borrowed funds                                         343,557        274,958        245,569         279,948         185,001
      Stockholders' equity                                    91,065         83,141         60,172          54,757          50,749

                                                                              Years Ended December 31,
                                                                1997           1996           1995            1994            1993
                                                                  (Dollars in thousands, except per share data)
Operating Data:

      Interest and
            dividend income                                  $90,078        $63,545        $60,914         $45,057         $36,183
      Interest Expense                                        52,377         37,317         37,081          22,707          16,654
                                                          ----------     ----------     ----------      ----------      ----------

      Net interest income                                     37,701         26,228         23,833          22,350          19,529
      Provision for loan losses                                2,040          1,415            770              --              --
      Net gain (loss) on sales
            of securities                                        439            497            (13)             --              --
      Net gain on sales of mortgage loans
            and mortgage servicing rights                      1,628          1,352          1,431             260             730
      Net gain on sales of
            foreclosed property                                  502            109             53             141             895
      Other income                                             3,021          2,416          2,290           2,301           2,465
      Noninterest expenses                                    24,866         20,034         19,297          19,331          19,290
      Income tax
            expense (benefit)                                  6,672             40             75            (805)         (2,621)
                                                          ----------     ----------     ----------      ----------      ----------

      Net income                                              $9,713         $9,113         $7,452          $6,526          $6,950
                                                          ==========     ==========     ==========      ==========      ==========

Per Share Data:
      Earnings per share - basic (2)                           $1.30          $1.51          $1.24           $1.08           $1.15
      Earnings per share - diluted (2)                          1.25           1.47           1.22            1.08            1.15
      Dividends declared                                        0.50           0.48           0.40            0.28            0.11
      Book value at
            end of period                                      12.08          11.20           9.99            9.10            8.44

Selected Financial Ratios:
      Return on average assets                                  0.80%          1.08%          0.91%           0.94%           1.24%
      Return on average equity                                 10.54          14.37          12.79           12.42           14.83
      Average equity as a
            percentage of average assets                        7.32           7.54           7.09            7.56            8.34
      Weighted average interest
            rate spread                                         2.77           2.72           2.56            3.02            3.29
      Net yield on average
            earning assets                                      3.31           3.22           2.99            3.33            3.60

(1) Investment securities include short term investments, U.S. government and agency obligations, mortgage-backed securities, other bonds and obligations, stock in the Federal Home Loan Bank of Boston and stock in the Savings Bank Life Insurance Company.

(2) Earnings per share computed in accordance with Statement of Financial Accounting Standards No. 128.
--------------------------------------------------------------------------------

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS

                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

General

The results of operations of the Company consist primarily of the results of operations of the Bank which is the Company's sole subsidiary. Pretax income for 1997 rose $7.2 million or 79% over 1996. The improvement was in part due to the increase in net average earning assets combined with the increase in the weighted average interest rate spread. See also Item 1. "Business Current Market Conditions/Recent Operating Results."

Net income for the year ended December 31, 1997 totaled $9.7 million (or $1.25 per share) compared to $9.1 million (or $1.47 per share) for the same period in 1996. The lower growth in net income (6.6%), compared to pretax income, is reflective of the Company's return to a fully taxable status in 1997. Earnings per share (EPS) for 1997 have been computed in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which is effective for the 1997 fiscal year. All prior EPS calculations have been restated in accordance with SFAS No. 128.

Analysis of Average Yields Earned and Rates Paid

The following table presents an analysis of average yields earned and rates paid for the years indicated

                                                                         Years Ended December 31,

                                                      1997                           1996                           1995
                                           ---------------------------   ---------------------------    ---------------------------
                                                     Interest  Average             Interest  Average              Interest  Average
                                           Average   Earned/   Yield/    Average   Earned/    Yield/    Average   Earned/   Yield/
                                           Balance     Paid     Rate     Balance    Paid       Rate     Balance     Paid     Rate
                                                                            (Dollars in thousands)
            Assets
Earning Assets
   Short-term investments                  $9,826      $585    5.95%     $8,589      $451      5.25%     $6,735      $342    5.08%
   Investment securities                  405,639    26,418    6.51     267,493    16,202      6.06     316,501    19,354    6.11
   Other earning assets                     7,333       517    7.05          --        --                    --        --
   Total loans (1)                        715,772    62,558    8.74     538,758    46,892      8.70     473,069    41,218    8.71
                                       ----------    ------            --------    ------              --------    ------

   Total earning assets                 1,138,570    90,078    7.91     814,840    63,545      7.80     796,305    60,914    7.65
                                       ----------    ------            --------    ------              --------    ------

Allowance for possible loan losses        (10,197)                       (6,734)                         (6,447)
                                       ----------                      --------
Total earning assets less allowance
   for possible loan losses             1,128,373                       808,106                         789,858
   Other Assets                            57,841                        32,652                          31,889
                                       ----------                      --------                        --------
Total Assets                           $1,186,214                      $840,758                        $821,747
                                       ==========                      ========                        ========

Liabilities and Stockholders' Equity
   NOW accounts                            40,806       527    1.29%     32,846       399      1.21%     28,664       325    1.13%
   Money market accounts                   73,571     1,698    2.31      72,632     1,606      2.21      79,593     1,586    1.99
   Savings accounts                       123,204     4,134    3.36      49,822       862      1.73      51,069       816    1.60
   Time deposits                          422,978    24,870    5.88     320,649    19,079      5.95     294,473    17,117    5.81
                                       ----------    ------            --------    ------

Total interest bearing
   deposits                               660,559    31,229    4.73     475,949    21,946      4.61     453,799    19,844    4.37
Borrowed funds                            359,390    21,148    5.88     259,070    15,371      5.93     274,956    17,237    6.27
                                       ----------    ------            --------    ------              --------    ------
Total interest bearing deposits
   and borrowed funds                   1,019,949    52,377    5.14     735,019    37,317      5.08     728,755    37,081    5.09
Demand deposits                            62,220                        30,804                          23,550
Other liabilities                          17,204                        11,530                          11,195
                                       ----------                      --------                        --------
 Total liabilities                      1,099,373                       777,353                         763,500
Stockholders' equity                       86,841                        63,405                          58,247
                                       ----------                      --------                        --------
Total liabilities and
 stockholders' equity                  $1,186,214                      $840,758                        $821,747
                                       ==========                      ========                        ========

Net interest income                                 $37,701                       $26,228                         $23,833
                                                    =======                       =======                         =======

Weighted average rate spread                                   2.77%                           2.72%                         2.56%
                                                               ====                            ====                          ====

Net yield on earning assets (2)                                3.31%                           3.22%                         2.99%
                                                               ====                            ====                          ====



(1)   Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for possible loan losses divided by average interest earnings assets
--------------------------------------------------------------------------------

Rate/Volume Analysis

The following table presents, for the periods indicated, the changes in interest and dividend income and the changes in interest expense attributable to changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities. The change attributable to both volume and rate has been allocated proportionally to the two categories

--------------------------------------------------------------------------------

                                                                           Years ended December 31,

                                                           1997 Compared to 1996               1996 Compared to 1995
                                                             Increase (Decrease)                Increase (Decrease)
                                                       Due to                               Due to
                                                       Volume       Rate         Total      Volume        Rate        Total
                                                       ------       ----         -----      ------        ----        -----
                                                                              (Dollars in thousands)
Interest and dividend income:
      Loans before the allowance for
      possible loan losses                            $15,392        $274      $15,666      $6,064        ($390)      $5,674
      Investment securities                             8,917       1,299       10,216      (2,970)        (182)      (3,152)
      Interest on other earning assets                    517           0          517          --           --           --
      Federal funds sold and short-term investments        70          64          134          97           12          109
                                                      -------       -----      -------      ------        -----       ------

      Total interest and dividend income               24,896       1,637       26,533       3,191         (560)       2,631
                                                      -------       -----      -------      ------        -----       ------

Interest expense:
      Savings deposits                                  2,122       1,370        3,492         (48)         188          140
      Time deposits                                     6,089        (298)       5,791       1,550          412        1,962
      Borrowed funds                                    5,952        (175)       5,777        (968)        (898)      (1,866)
                                                      -------       -----      -------      ------        -----       ------

      Total interest expense                           14,163         897       15,060         534         (298)         236
                                                      -------       -----      -------      ------        -----       ------

      Net interest and dividend income                $10,733        $740      $11,473      $2,657        ($262)      $2,395
                                                      =======        ====      =======      ======        =====       ======

--------------------------------------------------------------------------------

Net Interest Income

Net interest income increased by $11.5 million to $37.7 million for the year ended December 31, 1997, representing a 43.7% increase from $26.2 million in 1996. The increase in net interest income is primarily due to the $323.7 million increase (39.7%) in average earning assets along with an increase of 9 basis points in the net yield on average earning assets. As reflected in the above rate/volume table, the primary contributor to the 1997 increase is the volume increases in outstanding loans.

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

Interest and Dividend Income

Interest and dividend income increased by $26.5 million (41.8%) to $90.1 million for the year ended December 31, 1997 from $63.5 million in 1996. This increase was due to the increase in average earning assets associated with the Finest acquisition and the increased leveraging. Average earning assets increased from $814.8 million in 1996 to $1,138.6 million in 1997, a 39.7% increase. The net yield on average earning assets rose 9 basis points from the 1996 yield of 3.22% to 3.31% in 1997.

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

Interest Expense

Interest expense increased by $15.1 million (40.4%) to $52.4 million for the year ended December 31, 1997 from $37.3 million in 1996. The increase is also volume related and attributable to deposits acquired in the Finest acquisition together with increased borrowings. The total weighted cost of funds increased slightly from a level of 5.08% in 1996 to 5.14% in 1997.

Interest expense increased slightly by $236,000 (0.6%) to $37.3 million for the year ended December 31, 1996 from $37.1 million in 1995. The increase is attributable in part to an increase of $2.1 million in the amount paid on depositors' accounts offset by a decrease of $1.9 million paid on borrowed funds. The total weighted cost of funds decreased slightly from a level of 5.09% in 1995 to 5.08% in 1996.

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

Provisions for possible loan losses totaled $2.0 million, $1.4 million and $770,000 for the years ended December 31, 1997, 1996 and 1995, respectively. Included in those amounts were $635,000, $659,000 and $356,000, respectively, of provisions for possible losses related to loans impaired under SFAS No. 114. Provisions result from management's continuing internal review of the loan portfolio as well as its judgment as to the adequacy of the reserves in light of the condition of the regional real estate market and the economy generally. As a result of increased loans, there is an expectation that the Bank will continue to find it necessary to make provisions for possible loan losses in the future. See "Financial Condition - Non-Performing Assets."

The Bank's total allowance for possible loan losses was $10.6 million or 190.7% of non-accruing loans at December 31, 1997 compared to $10.5 million or 222.4% at December 31, 1996 and $6.6 million or 148.4% at December 31, 1995.

Noninterest Income

Noninterest income consists of net gains or losses from sales of securities, net gains from sales of loans and loan servicing rights, fee and other noninterest income.

Noninterest income increased 19.3% to $5.1 million for the year ended December 31, 1997 compared to $4.3 million in 1996. The primary reason for the increase from 1996 to 1997 was an increased gain on the sale of mortgage loans and mortgage servicing rights, which rose by $276,000 from $1.4 million in 1996, to $1.6 million in 1997. Fee income also increased by $631,000 from $2.4 million in 1996 to $3.0 million in 1997.

Noninterest income increased to $4.3 million for the year ended December 31, 1996 compared to $3.7 million in 1995. The primary reason for the increase from 1995 to 1996 was an increased gain on the sale of investment securities, which rose by $510,000 from a loss of $13,000 in 1995, to a gain of $497,000 in 1996.
Loan fees also increased by $36,000 from $477,000 in 1995 to $513,000 in 1996.

Noninterest Expenses

Noninterest expenses increased by $4.4 million (22.3%) to $24.4 million for the year ended December 31, 1997 compared to $19.9 million in 1996. Much of this increase is attributable to operating five more banking offices in 1997 than in 1996.

Noninterest expenses increased by $681,000 (3.5%) to $19.9 million for the year ended December 31, 1996 compared to $19.2 million in 1995. This increase is primarily due to a $1.4 million increase in salary and employee benefits and building and equipment costs, offset by a decrease of $606,000 and $118,000 in other operating and foreclosed property expenses, respectively.

Salaries and employee benefits increased by $1.6 million (15.6%) to $11.6 million for the year ended December 31, 1997 from $10.1 million in 1996 and $9.0 million in 1995. The increases were primarily due to costs associated with personnel to support business growth which was more marked in 1997 due to a full year of operations at five new banking offices.

Building and equipment costs increased $519,000 to $4.1 million for 1997 compared to $3.6 million in 1996 and $3.3 million in 1995. The increase in 1997 was due primarily to costs associated with the full year of operation of two new branches, one located in Salem, New Hampshire, the other at the Crosspoint Towers in Lowell, Massachusetts, together with the costs of operating the three banking offices acquired in the Finest acquisition.

Amortization of goodwill associated with the acquisition of Finest was $780,000 for the year.

All other operating expenses increased in total by $1.0 million (16.6%) to $7.3 million for the year ended December 31, 1997 compared to $6.3 million in 1996 and $7.0 million in 1995.

Income Taxes

The net provision for income taxes amounted to $6.7 million in 1997 compared to provisions of $40,000 and $75,000 recorded in 1996 and 1995, respectively. The Company returned to the position of providing income taxes at the full statutory rates in 1997.

The amounts recorded in each year were based on management's quarterly review of the operations of the Company, the realizability of the deferred tax asset, and management's analysis of future taxable income. Management has valued the deferred tax asset in accordance with regulatory guidelines. For further information on income taxes, see Note 9 of Notes to Consolidated Financial Statements.

                               FINANCIAL CONDITION

Total assets amounted to $1.2 billion at December 31, 1997, an increase of $130.3 million or 12.2% from $1.1 billion at December 31, 1996. The majority of the increase ($100.3 million) for 1997 relates to the growth in the investment portfolio which was $416.0 million at December 31, 1997 compared to $315.7 million a year earlier.

Loans

At December 31, 1997, the loan portfolio, excluding the allowance for possible loan losses, and including mortgage loans held-for-sale, was $718.7 million, representing 60.0% of total assets, compared to $704.7 million or 66.0% of total assets at December 31, 1996. See Item 1 - "Business - Lending Activities - General" for a table setting forth the composition of the loan portfolio of the Bank at the end of each of the past five years.

The Bank's indirect automobile lending program resulted in $103.6 million, $92.2 million and $76.6 million of automobile loans for the years ending December 31, 1997, 1996 and 1995, respectively. Aircraft loans, an increasing lending activity for the Bank, totaled $41.2 million in 1997 compared to $33.8 million in 1996, and $14.5 million in 1995.

Non-Performing Assets

Non-performing assets consist of non-accruing and restructured loans (including loans impaired under SFAS No. 114), and foreclosed property. Non-performing assets totaled $6.4 million at December 31, 1997, compared to $6.6 million at December 31, 1996 and $6.2 million at December 31, 1995.

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

The principal balance of restructured loans was $905,000 for the year ended December 31, 1997, and $1.0 million for both years ended December 31, 1996 and 1995.

If the non-accruing loans at December 31, 1997 and 1996 had been current in accordance with their original terms, the amount of interest income that would have been recorded is $570,000 and $140,000, respectively. Interest income recognized on impaired loans, using the cash basis of accounting, amounted to approximately $293,000 for the year ended December 31, 1997 compared to approximately $244,000 in 1996. The amount of interest that was collected and recorded as income on non-performing loans was $465,000 and $350,000 for the years ended December 31, 1997 and 1996 respectively.

Foreclosed property at December 31, 1997 totaled $891,000 compared to $1.9 million at December 31, 1996 and consists mainly of real estate collateral from loans which were foreclosed.

At December 31, 1997, the recorded investment in loans that are considered to be impaired under SFAS No. 114 totaled $2.8 million of which $2.5 million had a related allowance for possible loan losses of $1.0 million. The remaining $309,000 of impaired loans did not require a related allowance for possible loan losses. The average recorded investment in impaired loans during 1997 was approximately $2.6 million.

The following table shows the composition of non-performing assets for the five years ended December 31, 1997:

--------------------------------------------------------------------------------

                                 1997       1996      1995      1994      1993
                                 ----       ----      ----      ----      ----
                                        (Dollars in thousands)

Non-accruing loans:
      Real estate               $3,159     $2,693    $2,559    $6,548    $9,743
      Other                      1,480      1,004       814       776     1,325
      Restructured loans           905      1,042     1,043        --        --
                                ------    -------    ------   -------   -------
Total non-accruing loans         5,544      4,739     4,416     7,324    11,068

Foreclosed property                891      1,880     1,756     3,038     6,360
                                ------    -------    ------   -------   -------
Total non-performing assets     $6,435     $6,619    $6,172   $10,362   $17,428
                                ======    =======    ======   =======   =======

Percentage of non-performing
      to total assets             0.54%      0.62%     0.76%     1.28%     2.70%
Percentage of allowance for
      possible loan losses
      to non-accruing loans      190.7%     222.4%    148.4%     98.8%     70.0%

--------------------------------------------------------------------------------

The following table summarizes the activity of foreclosed property during the year ended December 31, 1997:

--------------------------------------------------------------------------------

                                                                                 Other
                                   Residential   Construction   Commercial    Repossessed
                                   Real Estate   Real Estate    Real Estate      Assets        Total
                                                          (Dollars in thousands)

Balance at beginning of year            $978             $0          $809           $93        $1,880

      Transfer from loans                607             --           838         2,008         3,453
      Write-downs                        (34)            --            --            --           (34)
      Sales                           (1,051)            --        (1,344)       (2,013)       (4,408)
                                  ----------     ----------    ----------    ----------    ----------

Balance at end of year                  $500             $0          $303           $88          $891
                                  ==========     ==========    ==========    ==========    ==========

--------------------------------------------------------------------------------

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

The following table summarizes the activity in the allowance for possible loan losses for the five years ended December 31, 1997:

--------------------------------------------------------------------------------

                                                  1997             1996             1995             1994             1993
                                                  ----             ----             ----             ----             ----
                                                                          (Dollars in thousands)

Balance at beginning of year                   $10,538           $6,552           $7,237           $7,747          $11,759
Acquired allowance - Finest                         --            4,080               --               --               --
Provision for possible loan losses               2,040            1,415              770               --               --

Charge offs:
      Mortgage                                  (1,212)          (1,148)          (1,448)          (1,703)          (4,081)
      Construction                                  --               (1)             (96)              (5)              --
      Owner-occupied commercial
      real estate (1)                               --               --               --               --               --
      Commercial                                    (2)            (157)            (230)            (248)          (1,023)
      Consumer                                  (1,612)          (1,029)            (711)            (155)            (467)
                                             ---------        ---------        ---------        ---------        ---------
            Total Charge-offs                   (2,826)          (2,335)          (2,485)          (2,111)          (5,571)

Recoveries:
      Mortgage                                     575              277              234              535              649
      Construction                                  14                6              279              240                2
      Owner-occupied commercial
      real estate (1)                               --               --               --               --               --
      Commercial                                    85              461              431              727              815
      Consumer                                     144               82               86               99               93
                                             ---------        ---------        ---------        ---------        ---------
            Total Recoveries                       818              826            1,030            1,601            1,559

Net Charge-offs                                 (2,008)          (1,509)          (1,455)            (510)          (4,012)
                                             ---------        ---------        ---------        ---------        ---------

Balance at end of year                         $10,570          $10,538           $6,552           $7,237           $7,747
                                             =========        =========        =========        =========        =========

Total loans at end of year                    $718,715         $704,659         $500,051         $429,811         $290,507
Average loans for the year                     715,772          538,758          473,069          325,922          286,965
Allowance to loans ratio                          1.47%            1.50%            1.31%            1.68%            2.67%
Net Charge-offs to average loans ratio            0.28%            0.28%            0.30%            0.16%            1.40%

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

--------------------------------------------------------------------------------

Investments

At December 31, 1997, the Company's investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank ("FHLB") stock and Savings Bank Life Insurance Company of Massachusetts stock, totaled $416.0 million or 34.7% of assets, compared to $315.7 million or 29.6% of assets at December 31, 1996. The portfolio included U.S. government and agency obligations having a book value of $122.4 million and a fair value of $123.3 million and mortgage-backed securities with a book value of $231.6 million and a fair value of $232.0 million. Interest and dividend income on the Company's investment portfolio generated 30.0% of total interest and dividend income for the year ended December 31, 1997. During 1997 the investment portfolio increased by $100.3 million.

To identify and control risks associated with the investment portfolio, the Company has established policies and procedures, which include stop loss limits and stress testing on a periodic basis.

The Company does not have any investments in off balance sheet financial instruments, except as noted in Note 11 to the consolidated financial statements included in response to Item 8 - "Financial Statements and Supplementary Data" of this report.

The following table sets forth the composition of the investment portfolio for the years indicated:

--------------------------------------------------------------------------------

                                                    1997        1996       1995
                                                    ----        ----       ----
                                                       (Dollars in thousands)

Short-term investments:
      Interest bearing deposits                     $122      $3,507     $5,086
      Federal funds sold                           4,000      16,350      4,500
                                                --------    --------   --------
Total short-term investments                       4,122      19,857      9,586

Investment securities held-to-maturity:
      U.S. government & agency obligations        54,421       9,978     17,080
      Mortgage backed securities                 109,661      94,487    118,018
      Other bonds and obligations                 14,917          --         --
                                                --------    --------   --------
Total investment securities held-to-maturity     178,999     104,465    135,098

Investment securities available-for-sale:
      U.S. government & agency obligations        67,960      41,962         --
      Mortgage-backed securities                 121,977     111,062     91,781
      Other bonds and obligations                 21,966      21,692     23,372
                                                --------    --------   --------
Total investment securities available for sale   211,903     174,716    115,153

Stock in Federal Home Loan Bank of Boston         19,803      15,517     14,869
Stock in Savings Bank Life Insurance Company       1,194       1,194      1,194
                                                --------    --------   --------

Total investments                               $416,021    $315,749   $275,900
                                                ========    ========   ========

Percent of total assets                             34.7%       29.6%      34.1%

    For further information regarding the Company's investment portfolio, including information regarding amortized cost and fair value as of December 31, 1997, see notes 1, 4 and 21 to the Company's consolidated financial statements included in response to Item 8 hereof.

--------------------------------------------------------------------------------

Set forth below is a breakdown of yields and contractual maturities for the amortized cost of indicated investment securities at December 31, 1997

--------------------------------------------------------------------------------

                              U.S.           Other
                           government        bonds       Mortgage-
                           and agency         and          backed
                          obligations     obligations    securities      Total
                         -------------   ------------    ----------    ---------

                                         (Dollars in thousands)

Due in 1 year or less:
      Amount                   $9,993        $3,000        $2,075       $15,068
      Yield                      6.04%         5.66%         4.40%         5.74%

Due from 1 to 2 years:
      Amount                       --        15,019            --        15,019
      Yield                        --          5.26%           --          5.26%

Due from 2 to 3 years:
      Amount                    8,750           398            --         9,148
      Yield                      6.30%         7.25%           --          6.34%

Due from 3 to 5 years:
      Amount                   47,815           447        26,488        74,750
      Yield                      6.74%         8.04%         6.44%         6.64%

Due from 5 to 10 years:
      Amount                   55,040         3,090        14,727        72,857
      Yield                      7.09%         5.41%         7.19%         7.04%

Due after 10 years:
      Amount                       --        15,042       187,379       202,421
      Yield                        --          6.93%         6.64%         6.66%
                          -----------    ----------    ----------    ----------

      Total:
      Amount                 $121,598       $36,996      $230,669      $389,263
      Yield                      6.81%         6.04%         6.63%         6.60%

--------------------------------------------------------------------------------

Deposits

Deposits have historically been the Bank's primary source of funds for lending and investment activities. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition. At December 31, 1997 the Bank had total deposits of $744.3 million, representing a net increase of $53.4 million compared to $691.0 million at December 31, 1996. During 1997, the Bank aggressively marketed savings deposit products resulting in increases of $80.6 million which were offset by decreases in money market accounts of $28.2 million.

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

The following table sets forth the composition of average deposits and rates for the years indicated with respect to categories exceeding 10% of total average deposits:

                                         1997                      1996                    1995
                                            Weighted                   Weighted                Weighted
                                             Average                   Average                  Average
                                            Interest                   Interest                Interest
                                  Amount      Rate          Amount       Rate       Amount       Rate
                                 ---------  ----------     ---------   ---------    --------   ---------
                                                               (Dollars in thousands)

NOW                               $40,806      1.29%         $32,846      1.21%     $28,664        1.13%
Money market accounts              73,571      2.31           72,632      2.21       79,593        1.99
Savings and notice accounts       123,204      3.36           49,822      1.73       51,069        1.60
Time deposits                     422,978      5.88          320,649      5.95      294,473        5.81

Total interest bearing deposits   660,559      4.73          475,949      4.61      453,799        4.37

Demand deposits                    62,220                     30,804                 23,550
                                 --------                   --------               --------

Total deposits                   $722,779                   $506,753               $477,349
                                 ========                   ========               ========

At December 31, 1997, 1996 and 1995, outstanding certificates of deposits in denominations of $100,000 and over had maturities as follows:

Remaining Term to Maturity        1997          1996           1995
                              ------------  -------------  --------------
                                         (Dollars in thousands)

Three months or less               $10,644        $13,993          $3,265
Three to six months                  6,673          3,998           8,324
Six to twelve months                27,543         11,816          10,549
Over twelve months                  16,926         18,530           2,067
                              ------------  -------------  --------------

Total                              $61,786        $48,337         $24,205
                              ============  =============  ==============

--------------------------------------------------------------------------------

Borrowed Funds

The primary source of the Bank's borrowings come from the Federal Home Loan Bank ("FHLB"). The Bank also utilizes short term repurchase agreements, generally with maturities less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. Borrowings are an alternative source of funds compared to deposits and totaled $343.6 million at December 31, 1997 compared to $275.0 million and $245.6 million at December 31, 1996 and 1995, respectively. The increase in borrowings in 1997 from 1996 was used to fund the investment portfolio and loan growth throughout the year. The increase in borrowings in 1996 to 1995 was used to fund loan growth during the year.

The following table summarizes the maximum and average amounts of borrowings outstanding, the majority of which are short-term, during 1997, 1996 and 1995 together with the weighted average interest rates thereon.

--------------------------------------------------------------------------------

                            For the Year Ended December 31, 1997         At December 31, 1997
                              Maximum      Average      Weighted                    Weighted
                              Amount       Amount        Average         Amount      Average
                            Outstanding  Outstanding  Interest Rate   Outstanding   Int. Rate
                                                (Dollars in thousands)

FHLB Borrowings              $394,184     $342,975         5.94%        $319,744        5.98%
Repurchase Agreements          27,708       16,415         4.75           23,813        4.90

                            For the Year Ended December 31, 1996         At December 31, 1996
                              Maximum      Average      Weighted                    Weighted
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

                            For the Year Ended December 31, 1995         At December 31, 1995
                              Maximum      Average      Weighted                    Weighted
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

--------------------------------------------------------------------------------

                                    YEAR 2000

The Company began in mid 1997 to address the issues inherent in the impending change of century, otherwise known as "Year 2000". The potential problem with year 2000, which is common to most corporations, concerns the inability of information systems, primarily software programs, to properly recognize and process date sensitive information for the year 2000 and beyond. The Company has organized a bank-wide project team empowered to address and resolve all Year 2000 issues, using a comprehensive project plan. Awareness and assessment phases have been completed. Renovation, testing and implementation phases are in process.

The majority of the Company's principal software applications are provided by third party vendors. These vendors service numerous financial institution customers all of whom have the same, or similar, year 2000 issues. These vendors have brought, or are currently working to bring, their software programs into compliance. Anticipated spending by the Company for compliance maintenance and modification will be expensed as incurred, while the cost of new hardware or software will be capitalized, and depreciated or amortized over the useful life of the asset acquired. The Company does not believe that the changes by it or its third party vendors will have a material effect on the ongoing results of operations.

                        RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the FASB issued SFAS No. 130 and 131, "Reporting Comprehensive Income" and "Disclosures About Segments of an Enterprise and Related Information", respectively. Both of these pronouncements are effective for the Company's 1998 financial statements. SFAS No. 130 will require increased disclosure regarding a.) unrealized holding gains/losses on securities classified as available-for-sale; b.) foreign currency translation adjustments, if any; and, c.) minimum pension liabilities. SFAS No. 131 requires additional disclosures regarding segments of an enterprise, if any, that are used by the enterprise for making operating decisions and assessing performance. The Company continues to evaluate the applicability of this statement to its operations.

       ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

In order to achieve a better repricing balance between its assets and liabilities, the Bank continued to originate and hold in portfolio adjustable rate residential mortgage loans. The Bank generally writes substantially all newly originated fixed rate residential loans to meet the requirements for sale in the secondary market. During 1997 the Bank sold $95.2 million of residential loans. The Bank's commercial real estate, construction, consumer and commercial business lending programs also provide opportunities to better match the interest rate sensitivity of its loan portfolio and liabilities due to the adjustable rate or short term repricing characteristics of these types of loans. Total loans increased by $14.1 million during the year.

During 1997 investments increased by $111.7 million. This was a result of management's planned strategy to grow the investment portfolio. These investments were funded in part by Federal Home Loan Bank borrowings which increased by $68.6 million from 1996 to 1997.

Deposits increased by $53.4 million in 1997. This was a result of an aggressive marketing program for savings deposit products in conjunction with the Bank's 150th anniversary, together with the full year effect of two new branches opened in late 1996.

It is management's opinion that interest rates will continue to remain stable. With this in mind, the Bank will continue to follow a strategy which seeks to achieve a balance in the repricing characteristics of its assets and liabilities and provide adequate earnings in all plausible interest rate environments.

                                   MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee (ALCO). In this capacity ALCO develops guidelines and strategies impacting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

Interest Rate Risk

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company's financial instruments also change thereby impacting net interest income (NII), the primary component of the Company's earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the Company's NII sensitivity analysis as of December 31, 1997.

                                                       Estimated
                    Rate Change                        NII Sensitivity
                    -----------                        ---------------

                      + 200 bp                         (0.6%)
                       -  200 bp                       (1.4%)

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loans and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cashflows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how customer preferences or competitor influences might change.

Also, as market conditions vary from those assumed in the sensitivity analysis, actual results will also differ due to: prepayment/refinancing levels likely deviating from those assumed, the varying impact of interest rate change caps or floors on adjustable rate assets, the potential effect of changing debt service levels on customers with adjustable rate loans, depositor early withdrawals and product preference changes, and other internal/external variables. Furthermore, the sensitivity analysis does not reflect actions that ALCO might take in responding to or anticipating changes in interest rates.

The following table sets forth the maturity and repricing information relating to interest sensitive assets and liabilities at December 31, 1997. Fixed-rate mortgage loans and mortgage-backed investments are shown in the table in the time period corresponding to computed principal amortization based on their respective contractual maturity. Short term investments, adjustable-rate loans, investment securities and adjustable mortgage-backed investments are allocated to the period in which the rates would be next adjusted. The table reflects an "expected" prepayment assumption on residential, certain consumer and commercial loans, and mortgage-backed investments. This prepayment assumption was derived from both past experience and a market consensus of prepayment speeds for similar types of loans and mortgage-backed investments. Since regular savings accounts and NOW accounts are not subject to contractual interest rate adjustments, such accounts have been included in the other deposits category and are assumed to reprice within 1-3 years and 3-5 years, respectively. The Bank believes these deposits are less interest rate sensitive over long periods of time. Other deposits in the 1 - 180 day time period represent anniversary savings accounts which reprice in six months.

--------------------------------------------------------------------------------

                                                                               December 31,
                                                   1-180         181-365            1-3           3-5             5+
                                                   Days            Days           Years          Years           Years        Total

                             (Dollars in thousands)

Interest-earning assets:

      Short-term  investments                       $4,122             --             --             --             --        $4,122
      Investment securities                         48,838             --         11,548         48,224         71,651       180,261
      Mortgage-backed securities                    80,901         28,858         43,862         31,624         46,393       231,638
      Loans held for sale                           11,807             --             --             --             --        11,807
      Loans in process                               6,565             --             --             --             --         6,565
      Fixed rate loans                              52,741         43,913         90,929         48,528         92,473       328,584
      Adjustable rate loans                        175,299         74,841         37,338         26,653         57,627       371,758
      Other earning assets                              --             --             --             --         17,291        17,291
                                                 ---------       --------       --------       --------       --------     ---------

Total rate sensitive assets                        380,273        147,612        183,677        155,029        285,435     1,152,026
                                                 ---------       --------       --------       --------       --------     ---------

Interest-bearing liabilities:

Money market deposit accounts                       63,929             --             --             --             --        63,929
      Certificates of deposit                      180,039        113,592         84,509         20,204         20,429       418,773
      Other deposits                                84,945             --         71,398         44,178             --       200,521
      Borrowed funds                               182,411         71,000         83,411          3,707          3,028       343,557
                                                 ---------       --------       --------       --------       --------     ---------

Total rate sensitive liabilities                   511,324        184,592        239,318         68,089         23,457     1,026,780
                                                 ---------       --------       --------       --------       --------     ---------

Excess (deficiency) of
      interest sensitive assets
      over interest sensitive
      liabilities                                ($131,051)      ($36,980)      ($55,641)       $86,940       $261,978      $125,246
                                                 =========       ========       ========       ========       ========     =========

Cumulative excess
      (deficiency) of interest
      sensitive assets over
      interest sensitive
      liabilities                                ($131,051)     ($168,031)     ($223,672)     ($136,732)      $125,246
                                                 =========       ========       ========       ========       ========

Cumulative excess
      (deficiency)
      percentage of
      total assets                                  (10.94) %      (14.03) %      (18.68) %      (11.42) %       10.46 %
                                                 =========       ========       ========       ========       ========

--------------------------------------------------------------------------------

The following table reflects the scheduled maturities of selected loans at December 31, 1997:

                                                            One
                                                 One       Through    Over
                                                Year        Five      Five
                                               or Less      Years     Years       Total
                                                    (Dollars in thousands)

      Construction loans                       $25,938     $1,877     $4,036    $31,851
      Owner-occupied commercial real estate      3,135      8,637     40,563     52,335
      Commercial loans                          10,530     36,457     20,031     67,018
                                              --------   --------   --------   --------

      Total                                    $39,603    $46,971    $64,630   $151,204
                                              ========   ========   ========   ========

A summary of the above categories of loans due after one year as to the rate variability follows (dollars in thousands):

With predetermined rates                                  $27,054
With floating or adjustable rates                          84,547
                                                          -------

Total maturing or repricing after one year               $111,601
                                                         ========

--------------------------------------------------------------------------------

                         LIQUIDITY AND CAPITAL RESOURCES

The Bank's principal sources of liquidity are customer deposits, borrowings from the FHLB, repurchase agreements, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments and loan sales.

Management believes it is prudent to maintain an investment portfolio that not only provides a source of income, but also provides a potential source of liquidity to meet lending demand and deposit flows. The Bank adjusts the level of its liquid assets and the mix of its loans and investments based upon management's judgment as to the quality of specific investment opportunities and the relative attractiveness of their maturities and yields. At December 31, 1997, short-term investments, bonds and obligations and mortgage-backed investments totaled $416.0 million, 14.4% of which either matures or is estimated to be prepaid within one year. At December 31, 1996, short term investments, bonds and obligations and mortgage backed investments totaled $315.7 million, 4.7% of which matured within one year.

At December 31, 1997, the Bank had total outstanding borrowings of $343.6 million, 74% of which matures within one year. At year end 1996 the Bank had outstanding borrowings of $275.0 million, 73% of which matured in one year.

At December 31, 1997, the Bank had outstanding commitments to loan funds under mortgage, construction and commercial loans and home equity lines of credit, amounting to $86.2 million, compared to $61.1 million in 1996. Management believes the sources of liquidity previously discussed are sufficient to meet its commitments.

Net cash used in operating activities totaled $6.5 million in 1997 compared to net cash provided of $13.5 million in 1996. Net income was $9.7 million compared to a net income of $9.1 million for the respective period. Included in these amounts were non-cash write-downs of foreclosed properties of $34,000 in 1997 and $82,000 in 1996. The provision for possible loan losses recorded in 1997 was $2.0 million compared to $1.4 million in 1996. Net cash provided by operating activities totaled $13.5 million in 1996 compared to $5.9 million in 1995. Net income was $9.1 million compared to a net income of $7.5 million for the respective periods. Included in these amounts were non-cash write-downs of foreclosed properties of $82,000 in 1996 and $361,000 in 1995. Provisions for possible loan losses recorded in 1996 totaled $1.4 million compared to $770,000 in 1995.

Net cash used for investing activities totaled $127.7 million for the year ended December 31, 1997 compared to $67.3 million in 1996 and net cash provided of $5.8 million in 1995. The 1997 increase in net cash used by investing activities over 1996 was primarily attributable to increased purchases of investment securities. The 1996 increase in net cash used by investing activities over 1995 was primarily attributable to increased purchases of investment securities and increased loan originations.

Net cash provided by financing activities totaled $118.7 million for the year ended December 31, 1997 compared to $64.5 million for the comparable period in 1996 and net cash used of $3.0 million in 1995. Net cash provided by the increase in borrowed funds (net of repayments) totaled $68.6 million in 1997, compared to $29.4 million in 1996. Net cash provided by deposits totaled $53.4 million in 1997 compared to of $37.3 million in 1996 and $34.6 million in 1995. Net cash of $3.6 million, $2.9 million and $2.2 million was used to pay dividends in 1997, 1996 and 1995, respectively.

The Bank is in compliance with and exceeds Federal regulatory capital requirements. The minimum standards are (i) a total risk-based capital ratio of 8%, (ii) a Tier 1 risk-based capital ratio of 4% or (iii) a Tier 1 core capital ratio of 3%. As of December 31, 1997, the Bank exceeds all fully phased in capital requirements.

                               IMPACT OF INFLATION

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

An important concept in understanding the effect of inflation on financial institutions is the distinction between monetary and non-monetary items. In a stable environment, monetary items are those assets and liabilities which are or will be converted into a fixed amount of dollars regardless of changes in prices. Examples of monetary items include cash, investment securities, loans, deposits and borrowings. Non-monetary items are those assets and liabilities which gain or lose general purchasing power as a result of the relationships between specific prices for the items and price change levels. Examples of non-monetary items include premises and equipment and real estate in foreclosure. If real estate values decreased sharply, the deflationary impact of changing prices of real estate securing loans foreclosed upon could significantly affect a financial institution's performance. Additionally, interest rates do not necessarily move in the same direction, or in the same magnitude, as the prices of goods and services as measured by the consumer price index. In a volatile interest rate environment, liquidity and the management of the maturity structure of assets and liabilities are critical in maintaining acceptable profitability levels.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of FIRST ESSEX BANCORP, INC.:

We have audited the accompanying consolidated balance sheets of First Essex Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Essex Bancorp, Inc. and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                      ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 7, 1998

                            FIRST ESSEX BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                              December 31,
                                                                              ------------
                                     ASSETS

                                                                         1997           1996
                                                                         ----           ----
                                                                        (Dollars in thousands)

Cash and cash equivalents                                               $22,542        $38,078
Investment securities available-for-sale (Note 4)                       211,903        174,716
Investment securities held-to-maturity
      (fair value $180,743,000 and $103,529,000) (Note 4)               178,999        104,465
Stock in Savings Bank Life Insurance Company                              1,194          1,194
Stock in Federal Home Loan Bank of Boston (Note 8)                       19,803         15,517
Mortgage loans held-for-sale                                             11,807          8,915
Loans receivable, less allowance for possible loan losses of
      $10,570,000 and $10,538,000 (Note 5)                              696,338        685,206
Foreclosed property                                                         891          1,880
Bank premises and equipment (Note 6)                                     10,545         11,609
Accrued interest receivable                                               8,084          5,970
Goodwill                                                                 10,991         11,800
Other assets                                                             24,362          7,825
                                                                    -----------    -----------

      Total assets                                                   $1,197,459     $1,067,175
                                                                    ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Depositors' accounts (Note 7)                                          $744,322       $690,953
Borrowed funds (Note 8)                                                 343,557        274,958
Mortgagors' escrow accounts                                                 561          1,116
Other liabilities                                                        17,954         17,007
                                                                    -----------    -----------

      Total liabilities                                               1,106,394        984,034
                                                                    -----------    -----------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (Note 15)
Serial preferred stock $.10 par value per share; 5,000,000 shares authorized, no shares issued
Common stock $.10 par value per share; 25,000,000 shares
      authorized, 9,522,424 and 9,407,433 shares issued                     952            941
Additional paid-in-capital                                               75,303         74,408
Retained earnings                                                        29,685         23,727
Treasury stock, at cost, 1,986,000 shares                               (15,842)       (15,842)
Unrealized  gains (losses) on investment
      securities available-for-sale, net (Note 1)                           967            (93)
                                                                    -----------    -----------

      Total stockholders' equity                                         91,065         83,141
                                                                    -----------    -----------

      Total liabilities and stockholders' equity                     $1,197,459     $1,067,175
                                                                    ===========    ===========

The accompanying notes are in integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                  Year ended December 31,
                                                                                         1997            1996               1995
                                                                                         ----            ----               ----

                                                                                    (Dollars in thousands, except per share amounts)
Interest and dividend income:
      Interest on mortgage loans                                                          $38,820          $25,753          $26,024
      Interest on other loans                                                              23,738           21,139           15,194
      Interest and dividends on investment securities available-for-sale                   14,138            7,865            2,374
      Interest and dividends on investment securities held-to-maturity                     12,280            8,337           16,980
      Interest on other earning assets                                                        517               --               --
      Interest on short term investments                                                      585              451              342
                                                                                      -----------      -----------      -----------

      Total interest and dividend income                                                   90,078           63,545           60,914
                                                                                      -----------      -----------      -----------

Interest expense:
      Interest on depositors' accounts                                                     31,229           21,946           19,844
      Interest on borrowed funds                                                           21,148           15,371           17,237
                                                                                      -----------      -----------      -----------

      Total interest expense                                                               52,377           37,317           37,081
                                                                                      -----------      -----------      -----------

Net interest income                                                                        37,701           26,228           23,833
Provision for possible loan losses (Note 5)                                                 2,040            1,415              770
                                                                                      -----------      -----------      -----------

Net interest income after provision
      for possible loan losses                                                             35,661           24,813           23,063
                                                                                      -----------      -----------      -----------

Noninterest income:
      Net gain on sales of mortgage loans and mortgage servicing rights                     1,628            1,352            1,431
      Net gain (loss) on sales of investment securities                                       439              497              (13)
      Loan fees                                                                               561              513              477
      Other fee income                                                                      2,460            1,877            1,759
      Other                                                                                     0               26               54
                                                                                      -----------      -----------      -----------

Total noninterest income                                                                    5,088            4,265            3,708
                                                                                      -----------      -----------      -----------

Noninterest expense:
      Salaries and employee benefits                                                       11,618           10,051            8,995
      Buildings and equipment                                                               4,124            3,605            3,256
      Professional services                                                                 1,488            1,093            1,135
      Information processing                                                                1,654            1,240            1,233
      Insurance                                                                               324              192              690
      Expenses, gains and losses on,
         and write-downs of, foreclosed property                                              609              666              784
      Other                                                                                 3,767            3,078            3,151
      Amortization  of goodwill                                                               780               --               --
                                                                                      -----------      -----------      -----------

      Total noninterest expense                                                            24,364           19,925           19,244
                                                                                      -----------      -----------      -----------

Income before provision for income taxes                                                   16,385            9,153            7,527

Provision for income taxes (Note 9)                                                         6,672               40               75
                                                                                      -----------      -----------      -----------

Net income                                                                                 $9,713           $9,113           $7,452
                                                                                      ===========      ===========      ===========

Earnings per share - basic (Note 2)                                                         $1.30            $1.51            $1.24
                                                                                      ===========      ===========      ===========
                   - diluted (Note 2)                                                       $1.25            $1.47            $1.22
                                                                                      ===========      ===========      ===========

Weighted average number of shares - basic (Note 2)                                      7,498,000        6,047,000        6,021,000
                                                                                      ===========      ===========      ===========
                                  - diluted (Note2)                                     7,795,000        6,189,000        6,105,000
                                                                                      ===========      ===========      ===========

The accompanying notes are in integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                          Years ended December 31, 1997, 1996 and 1995

                                                                                                      Unrealized Gains
                                                                Additional                         (Losses) On Investment
                                                      Common     Paid-In     Retained    Treasury   Securities Available-
                                                      Stock      Capital     Earnings      Stock        For-Sale, Net      Total
                                                     --------    --------    --------     --------     -----------------  --------
                                                                                     (Dollars in thousands)
Balance at December 31, 1994                             $801     $58,192     $12,638     ($15,842)        ($1,032)        $54,757

Net income                                                 --          --       7,452           --              --           7,452
Cash dividends declared                                    --          --      (2,408)          --              --          (2,408)
Stock options exercised                                    --          16          --           --              --              16
Change in unrealized gains (losses)
      on investment securities
      available-for-sale, net                              --          --          --           --             355             355
                                                                 --------    --------     --------        --------        --------

Balance at December 31, 1995                              801      58,208      17,682      (15,842)           (677)         60,172

Net income                                                 --          --       9,113           --              --           9,113
Cash dividends declared                                    --          --      (3,068)          --              --          (3,068)
Stock options exercised                                     4         329          --           --              --             333
Issuance of common stock in conjunction
with the acquisition of  Finest Financial Corp.           136      15,871          --           --              --          16,007
Change in unrealized gains (losses)
      on investment securities
      available-for-sale, net                              --          --          --           --             584             584
                                                     --------    --------    --------     --------        --------        --------

Balance at December 31, 1996                              941      74,408      23,727      (15,842)            (93)         83,141

Net income                                                 --          --       9,713           --              --           9,713
Cash dividends declared                                    --          --      (3,755)          --              --          (3,755)
Stock options exercised                                    11         895         906
Change in unrealized gains (losses)
      on investment securities
      available-for-sale, net                              --          --          --           --           1,060           1,060
                                                     --------    --------    --------     --------        --------        --------

Balance at December 31, 1997                             $952     $75,303     $29,685     ($15,842)           $967         $91,065
                                                     ========    ========    ========     ========        ========        ========

The accompanying notes are in integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                      Year ended December 31,
                                                                                                      -----------------------
                                                                                                    1997        1996       1995
                                                                                                    ----        ----       ----
                                                                                                       (Dollars in thousands)
Cash flows from operating activities:
      Net income                                                                                   $9,713      $9,113      $7,452
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
      Provision for possible loan losses                                                            2,040       1,415         770
      Provision for depreciation and amortization                                                   1,900       1,719       1,603
      Gain on sale of foreclosed property                                                            (502)       (109)        (81)
      Write-down of foreclosed property                                                                35          82         361
      Amortization of investment securities discounts and premiums, net                               511       1,396       1,398
      Amortization of goodwill                                                                        780          --          --
      Provision for deferred (prepaid) income taxes                                                 2,294      (1,908)         55
      Proceeds from sales of mortgage loans and mortgage servicing rights                          96,821      94,826      80,135
      Mortgage loans originated for sale                                                          (98,085)    (96,568)    (81,595)
      Realized (gains) losses on sales of investment securities                                      (439)       (497)         13
      Realized gains on sales of mortgage loans and mortgage servicing rights, net                 (1,628)     (1,352)     (1,431)
Changes in assets and liabilities, net of the effect of the purchase of Finest Financial Corp.
      Decrease (increase) in accrued interest receivable                                           (2,114)       (112)         71
      Decrease (increase) in other assets                                                         (18,802)      1,704          34
      Increase (decrease) in other liabilities                                                        947       3,830      (2,917)
                                                                                                 --------    --------    --------

      Net cash provided by (used in) operating activities                                          (6,529)     13,539       5,868
                                                                                                 --------    --------    --------

Cash flows from investing activities:
      Acquisition of Finest Financial, Corp., net of cash acquired                                     --       3,041          --
      Proceeds from sales of available-for-sale securities                                         71,043      48,217      28,292
      Proceeds from maturities and principal payments of available-for-sale securities             38,547      32,339       2,688
      Proceeds from maturities and principal payments of held-to-maturity securities               21,071      55,785      78,687
      Purchases of available-for-sale securities                                                 (145,407)    (78,243)     (2,412)
      Purchases of held-to-maturity securities                                                    (96,125)    (25,864)     (2,094)
      Purchases of Federal Home Loan Bank stock                                                    (4,286)         --          --
      Loans originated and purchased, net of principal collected                                  (16,651)   (103,446)    (99,765)
      Proceeds from sales of foreclosed property                                                    4,910       2,604       3,658
      Purchases of bank premises and equipment                                                       (836)     (1,697)     (3,303)
                                                                                                 --------    --------    --------

            Net cash provided by (used in) investing activities                                  (127,734)    (67,264)      5,751
                                                                                                 --------    --------    --------

Cash flows from financing activities:
      Net increase (decrease) in demand deposits, NOW accts and savings accounts                   56,579       6,153     (11,029)
      Net increase (decrease) in term deposits                                                     (3,210)     31,122      45,620
      Net increase (decrease) in borrowed funds with maturities of three months or less           (49,869)     74,806       7,544
      Proceeds from borrowed funds with maturities in excess of three months                      159,000      92,500     221,297
      Repayments of borrowed funds with maturities in excess of three months                      (40,532)   (137,917)   (263,220)
      Increase (decrease) in mortgagors' escrow accounts                                             (555)        398      (1,086)
      Dividends paid                                                                               (3,591)     (2,900)     (2,167)
      Stock options exercised                                                                         906         333          16
                                                                                                 --------    --------    --------

            Net cash provided by (used in) financing activities                                   118,728      64,495      (3,025)
                                                                                                 --------    --------    --------

            Net increase (decrease) in cash and cash equivalents                                  (15,535)     10,770       8,594

Cash and cash equivalents at beginning of the year                                                 38,078      27,308      18,714
                                                                                                 --------    --------    --------

Cash and cash equivalents at end of the year                                                      $22,543     $38,078     $27,308
                                                                                                 ========    ========    ========

The accompanying notes are an integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (continued)

                                                                              Year ended December 31,
                                                                           1997        1996         1995
                                                                               (Dollars in thousands)
Supplemental disclosures of cash flow information:

Interest paid during the year                                            $51,666      $37,165     $37,032
Income taxes paid during the year                                          7,247          324          --

Supplemental schedule of noncash financing and investing activities:
Real estate acquired through, or deeds in lieu of, foreclosure             1,445        1,961       2,656
Held-to-maturity securities reclassified to available-for-sale                --           --      82,262
Securitized loans transferred to investments available-for-sale               --           --      28,305

Acquisition of Finest Financial Corp.:
Fair value of assets acquired                                                         196,645
Liabilities assumed                                                                  (164,314)
Common stock issued                                                                   (16,007)
                                                                                    ---------

Cash paid                                                                              16,324
                                                                                    =========

The accompanying notes are an integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

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

      In October 1994, the Financial Accounting Standards Board ("FASB") issued SFAS No. 119, "Disclosure about Derivative Financial Instruments and Fair Value of Financial Instruments". The statement is effective for financial statements issued for fiscal years ending after December 15, 1994. Derivative Financial Instruments, as defined by SFAS No. 119, include futures, forwards, swaps or option contracts, or other financial instruments with similar characteristics. The Company did not have any such instruments as of December 31, 1997 and 1996, except as noted in Note 11.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

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

                            MORTGAGE SERVICING RIGHTS

      On January 1, 1996, the Company adopted the provisions of SFAS No. 122, "Accounting for Mortgage Servicing Rights ("SFAS No. 122"). SFAS No. 122 requires an enterprise involved in mortgage banking activities to recognize, as separate assets, rights to service mortgage loans for others regardless of the manner in which the servicing rights are acquired. In addition, capitalized mortgage servicing rights are required to be assessed for impairment based on the fair value of those

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

      rights. The impact of this statement depends on the volume of mortgage loans originated and sold, and the servicing rights retained.

      On January 1, 1997, the Company adopted SFAS No. 125, "Accounting Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125 supercedes SFAS No. 122 and requires the transfer of financial assets in which the Company surrenders control over those financial assets to be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Each time the Company undertakes an obligation to service financial assets it recognizes either a servicing asset or a servicing liability for that contract, unless it securitizes the asset, retains all of the securities, and classifies them as debt securities held-to-maturity. Because the current practice of the Company is to sell most of the mortgage loans it originates with servicing released, the adoption of this statement did not have a material effect on the financial position or results of operations of the Company. The carrying amount of capitalized mortgage servicing rights at December 31, 1997 and 1996 was $130,000 and $341,000, respectively.

                               FORECLOSED PROPERTY

      Collateral acquired through foreclosure is recorded at the lower of cost or fair value, less estimated costs to sell, at the time of acquisition. Subsequent impairments in the fair value of other real estate owned are accounted for in accordance with SFAS No. 121 (see Bank Premises and Equipment, below) and are charged to expense in the period incurred. Net operating income or expense related to foreclosed property is included in noninterest expense in the accompanying consolidated statements of operations. Because of current market conditions, there are inherent uncertainties in the assumptions with respect to the estimated fair value of other real estate owned. Because of these inherent uncertainties, the amount ultimately realized on other real estate owned may differ from the amounts reflected in the consolidated financial statements.

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

      In March 1995, the FASB issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", which became effective for fiscal years beginning after December 15, 1995. The Company adopted the provisions of SFAS No. 121 on January 1, 1996. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on its review,

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

      the Company does not believe that any material impairment of its long lived assets has occurred. The statement also requires that certain long-lived assets and identifiable intangibles to be disposed of be reported at the lower of the carrying amount or fair value less cost to sell.

                                INTANGIBLE ASSETS

      Intangible assets are the excess of the purchase price over the fair value of net assets acquired (goodwill) in the acquisition of Finest Financial Corp. Goodwill is being amortized on a straight-line basis over 15 years. The Company will periodically evaluate intangible assets for impairment on the basis of whether these assets are fully recoverable from projected, undiscounted net cash flows of the related acquired entity, as required under SFAS No. 121 as discussed earlier. Based on its review, the Company does not believe that any material impairment of its intangible asset has occurred.

                                  INCOME TAXES

      The Company records income taxes under the liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting bases and the tax bases of the Company's assets and liabilities. Deferred taxes are measured using enacted tax rates that are expected to be in effect when the amounts related to such temporary differences are realized or settled. The Company's deferred tax asset is reviewed quarterly and adjustments are recognized in the provision for income taxes based on management's judgments relating to realizability.

                                  OTHER ASSETS

      Other assets include a $17.3 million long-term fixed rate certificate of deposit with the Federal Home Loan Bank of Boston at December 31, 1997. No similar asset existed at December 31, 1996.

                                RECLASSIFICATIONS

      Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation.

                        RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1997, the FASB issued SFAS No. 130 and 131, "Reporting Comprehensive Income" and "Disclosures About Segments of an Enterprise and Related Information", respectively. Both of these pronouncements are effective for the Company's 1998 financial statements. SFAS No. 130 will require increased disclosure regarding a.) unrealized holding gains/losses on securities classified as available-for-sale; b.) foreign currency translation adjustments, if any; and, c.) minimum pension liabilities. SFAS No. 131 requires additional disclosures regarding segments of an enterprise, if any, that are used by the enterprise for making operating decisions and assessing performance. The Company continues to evaluate the applicability of this statement to its operations.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

2.  EARNINGS PER SHARE

      In 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share" ("SFAS No. 128"). This statement was issued by the FASB in February 1997 and establishes new standards for computing and presenting earnings per share
(EPS) and makes them comparable to international EPS calculations and standards. This statement replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the statement of operations and requires a reconciliation of the numerators and denominators of the basic and diluted EPS computations. The statement also requires a restatement of all prior-period EPS data presented.

      Basic EPS amounts have been computed by dividing reported earnings available to common shareholders by the weighted average number of common and common equivalent shares outstanding during each year. Diluted EPS amounts have been computed using the weighted average number of common and common equivalent shares and the dilutive potential common shares outstanding during each year.

      A reconciliation between basic and diluted EPS is as follows:

--------------------------------------------------------------------------------

                                                       1997      1996      1995
                                                       ----      ----      ----

Net income available to common shareholders           $9,713    $9,113    $7,452

Basic EPS:
       Basic common stock outstanding                  7,498     6,047     6,021
                                                      ======    ======    ======
       Basic EPS                                       $1.30     $1.51     $1.24
                                                      ======    ======    ======

Diluted EPS:
       Basic common stock outstanding                  7,498     6,047     6,021
       Plus: common stock from options                   297       142        84
                                                      ------    ------    ------
       Dilutive common stock outstanding               7,795     6,189     6,105
                                                      ======    ======    ======
       Diluted EPS                                     $1.25     $1.47     $1.22
                                                      ======    ======    ======

Note: Stock share amounts and dollar amounts in thousands with the exception of per share amounts.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

3.  ACQUISITION

      On December 30, 1996, the Company acquired all of the outstanding shares of the common stock of Finest Financial Corp. ("Finest"). The purchase price was composed of 1,353,998 shares of common stock issued at a price of $11.50 per share and a total cash outlay of $16.3 million. Included in the total acquisition cost was approximately $1.4 million of capitalized costs incurred in connection with the acquisition. This transaction was accounted for as a purchase and, accordingly, the consolidated statements of operations includes the results of Finest's operations since the acquisition.

      The purchase price was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired has been recorded as goodwill. The fair value of these assets and liabilities is summarized as follows (in thousands)

--------------------------------------------------------------------------------

      Cash and cash equivalents                                  $19,364
      Investment securities available-for-sale                    62,128
      Net loans                                                   97,458
      Premises and equipment                                       1,584
      Goodwill                                                    11,800
      Foreclosed property                                            740
      Prepaid expenses and other assets                            3,571
      Deposits                                                  (162,209)
      Accrued expenses and other liabilities                      (2,105)
                                                           -------------

      Total acquisition cost                                     $32,331
                                                           =============

The following is supplemental information reflecting selected unaudited pro forma results as if this acquisition had been consummated as of January 1,1995:

--------------------------------------------------------------------------------

                                             December 31,
                                        1996             1995
                                     -----------      -----------
                                         (dollars in thousands)

      Total revenue (1)                 $39,798          $36,444
      Income before taxes                12,010            7,966
      Net income                         11,369            8,061
      Earnings per share - basic          $1.54            $1.09
      Earnings per share - diluted        $1.50            $1.08

(1) Total revenue includes net interest income and noninterest income

--------------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

4.  INVESTMENT SECURITIES

Investment securities at December 31,1997 and 1996 follows:

--------------------------------------------------------------------------------

                                                            1997                                          1996
                                                                            (Dollars in thousands)
                                             Amortized  Unrealized             Fair     Amortized       Unrealized       Fair
                                               Cost        Gain      Loss      Value       Cost        Gain    Loss        Value
Investment securities held-to-maturity:
      U.S. government and
            agency obligations                $54,421        961        --    $55,382     $9,978      $44    $     --     $10,022
      Mortgage-backed securities              109,661        393        --   $110,054     94,487       10        (990)    $93,507
      Other bonds and obligations              14,917        390        --     15,307         --       --          --          --
                                            ---------   --------   -------   --------   --------     ----    --------    --------
                                              178,999      1,744        --    180,743    104,465       54        (990)    103,529
Investment securities available-for-sale:
      U.S. government and
            agency obligations                 67,177        827       (44)    67,960     41,947       15          --      41,962
      Mortgage-backed securities              121,008        969   121,977    111,100        252     (290)    111,062
      Other bonds and obligations              22,079         --      (113)    21,966     21,762        4         (74)     21,692
                                            ---------   --------   -------   --------   --------     ----    --------    --------
                                              210,264      1,796      (157)   211,903    174,809      271        (364)    174,716

Total investment securities                  $389,263     $3,540     ($157)  $392,646   $279,274     $325     ($1,354)   $278,245
                                            =========   ========   =======   ========   ========     ====    ========    ========

--------------------------------------------------------------------------------

      At December 31, 1997 and 1996, U.S. government obligations and mortgage-backed securities with amortized cost of $134,513,000 and $144,009,000, respectively, and fair value of $135,289,000 and $143,212,000, respectively, were pledged to collateralize certain borrowings, deposit accounts and repurchase agreements.

      For the year ended December 31, 1997, there were realized gross gains of $439,000 from the sale of investment securities available-for-sale. For the year ended December 31, 1996, there were realized gross gains of $497,000 from the sale of investment securities, and there were realized gross losses of $13,000 from the sale of investment securities in 1995.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

The following table shows the maturity distribution of the amortized cost of the Company's investment securities at December 31, 1997.

--------------------------------------------------------------------------------

                                                 Less than                                   Greater than
                                                   1 year        1-5 Years      5-10 Years      10 Years          Total
                                                  ---------      ---------      ---------      ----------       ---------
                                                               (Dollars in thousands)
Investment securities held-to-maturity:
     U.S. government and
                 agency obligations                $9,993          $4,958         $39,470              --         $54,421
     Mortgage-backed securities (1)                    --              --           1,125         108,536         109,661
     Other bonds and obligations                       --              --              --          14,917          14,917

Investment securities available-for-sale:
     U.S. government and
                 agency obligations                    --          51,607          15,570              --          67,177
     Mortgage-backed securities (1)                22,541          70,428          24,977           3,062         121,008
     Other bonds and obligations                    3,000          18,700             254             125          22,079
                                                                                                                 --------

                                                                                                                 $389,263
                                                                                                                 ========

(1) Maturities of mortgage-backed securities are based on contractual maturities with scheduled amortization based on expected prepayments. Actual maturities will differ from the scheduled maturities due to the timing of actual prepayments.

--------------------------------------------------------------------------------

The following table shows the maturity distribution of the fair value of the Company's investment securities at December 31, 1997.

--------------------------------------------------------------------------------

                                                 Less than                                  Greater than
                                                  1 year       1-5 Years      5-10 Years      10 Years        Total
                                                ----------    -----------    ------------   -------------    -------
                                                             (Dollars in thousands)
Investment securities held-to-maturity:
     U.S. government and
                 agency obligations               $10,013        $5,005         $40,364            --         $55,382
     Mortgage-backed securities (1)                21,152        46,780          26,459        15,663         110,054
     Other bonds and obligations                       --            --          15,307            --          15,307

Investment securities available-for-sale:
     U.S. government and
                 agency obligations                    --        52,072          15,888            --          67,960
     Mortgage-backed securities (1)                22,951        70,803          25,137         3,086         121,977
     Other bonds and obligations                    2,979        18,608             255           124          21,966
                                                                                                             --------

                                                                                                             $392,646
                                                                                                             ========

(1) Maturities of mortgage-backed securities are based on contractual maturities with scheduled amortization. Actual maturities will differ from contractual maturities due to prepayments.

--------------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 1997

5. LOANS RECEIVABLE

Major classifications of loans receivable at December 31, 1997 and 1996 follow:

                                                         1997          1996
                                                        (Dollars in thousands)
Mortgage loans:
      Residential                                      $263,058       $292,954
      Commercial                                         83,077        102,718
      Construction                                       31,851         24,855
                                                      ---------      ---------
Total mortgage loans                                   $377,986       $420,527
                                                      ---------      ---------

Owner-occupied commercial real estate (1)                52,335         29,465

Commercial                                               67,018         63,695

Aircraft                                                 41,220         33,802

Consumer loans:
      Second Mortgage,Home Equity
            & Home Improvement                           59,897         52,280
      Automobile                                        103,551         92,175
      Other Consumer                                      4,901          3,800
                                                      ---------      ---------
Total consumer loans                                    168,349        148,255

Less:
      Allowance for possible loan losses                (10,570)       (10,538)
                                                      ---------      ---------

            Total loans receivable                     $696,338       $685,206
                                                      =========      =========

(1) During 1996, management began to report this category of loans separate from other commercial and commercial real estate loans. Management believes this category of loans is distinguishable from other commercial lending products. In 1996 and 1997, the Company reclassified certain loans to this category from other more historical classification categories.

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

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

A summary of changes in the allowance for possible loan losses for the years ended December 31, 1997, 1996 and 1995 follows:

--------------------------------------------------------------------------------

                                           1997        1996            1995
                                               (Dollars in thousands)

Balance at beginning of year              $10,538      $6,552        $7,237
Acquired allowance - Finest (Note 3)           --       4,080            --
Provision for possible loan losses          2,040       1,415           770
Charge-Offs                                (2,826)     (2,335)       (2,485)
Recoveries                                    818         826         1,030
                                         --------    --------      --------

Balance at end of year                    $10,570     $10,538        $6,552
                                         ========    ========      ========

--------------------------------------------------------------------------------

      Under SFAS No. 114, the Company considers a loan impaired if it is ninety days or more past due as to principal and interest, or if management's credit risk assessment determines that it is probable that principal and interest will not be collected as contractually scheduled. In addition, loans which are restructured at market rates and comparable to loans with similar risks are considered impaired only in the year of the restructuring, so long as they continue to perform according to the restructured terms. Excluded from the impaired category, but otherwise considered non-accruing loans, are small balance homogeneous loans which are ninety days or more past due. Small balance homogeneous loans include residential mortgage loans, residential construction loans to individuals (excluding builder construction loans) and consumer loans. The Company evaluates a loan's level of impairment by measuring the net present value of the expected future cash flows using the loan's original effective interest rate, or considering the fair value of the collateral if the loan is collateral dependent. When the difference between the net present value of the impaired loan (or fair value of the collateral if the loan is collateral dependent) is lower than the recorded investment of the loan, the difference is provided to expense with a resulting valuation allowance. The average recorded investment in impaired loans was approximately $2.6 million in 1997 and $1.9 million in 1996.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

The following table indicates the recorded investment of non-performing assets and the related valuation allowance for impaired loans.

--------------------------------------------------------------------------------

                                                         December 31, 1997                  December 31, 1996
                                                                    Impaired Loan                      Impaired Loan
                                                     Recorded        Valuation           Recorded        Valuation
                                                    Investment      Allowance (1)       Investment     Allowance (1)
                                                    ------------    -------------      -------------   ---------------
                                                                         (Dollars in thousands)
Non-accruing Loans:

    Impaired Loans
        Requiring a valuation allowance                $1,577              $590               $25              $25
        Not requiring a valuation allowance               309                --               286               --
                                                       ------            ------            ------           ------
                                                        1,886              $590               311              $25

       Restructured Loans                                 905               420             1,042              466
                                                       ------            ------            ------           ------

     Total impaired                                     2,791            $1,010             1,353             $491
                                                                         ======                             ======

     Residential Mortgage                               1,525                               2,458
     Other                                              1,228                                 928
                                                       ------                              ------

Total non-accruing loans                                5,544                               4,739

Foreclosed property, net                                  891                               1,880
                                                       ------                              ------

Total non-performing assets                            $6,435                              $6,619
                                                       ======                              ======

Percentage of non-performing assets
    to total assets                                      0.54%                              0.62%
Percentage of allowance for possible
    loan losses to non-accruing loans                   190.7%                             222.4%

(1) The valuation allowance for impaired loans is included in the allowance for possible loan losses on the balance sheet.

--------------------------------------------------------------------------------

Interest income recognized on impaired loans, using the cash basis of income recognition, amounted to approximately $293,000 for the year ended December 31, 1997 compared to $244,000 in 1996.

The amount of interest that would have been earned had the nonaccrual and restructured loans performed in accordance with original terms and conditions was $570,000, $140,000 and $389,000 for the years ended December 31, 1997, 1996 and 1995 respectively.

The maximum amount of aggregate loans to directors, executive officers and principal stockholders for the year ended December 31, 1997 was less than 5% of stockholders' equity.

At December 31, 1997 and 1996, the Bank was servicing loans sold to the Federal National Mortgage Association,

Federal Home Loan Mortgage Corporation, Massachusetts Home Finance Agency and various other banks and institutions on a nonrecourse basis (except as discussed in Note 9), in the amount of $32,114,000 and $95,848,000, respectively. The amount of loans sold and serviced for others is not included in loans receivable.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997


6. BANK PREMISES AND EQUIPMENT

A summary of bank premises and equipment at December 31, 1997 and 1996 follows:

--------------------------------------------------------------------------------

                                                               Estimated Useful
                                      1997          1996            Life
                                                               ----------------
                                    (Dollars in thousands)

Land                                  $1,235       $1,235
Buildings                              5,646        5,566      20 to 30 years
Leasehold improvements                 4,930        5,102      1 to 13 years
Furniture and fixtures                 9,487        9,173      3 to 10 years
Construction in process                   11          298
                                    --------     --------
                                      21,309      21,374

Less accumulated depreciation
and amortization                      10,764       9,765
                                    --------     --------

                                     $10,545     $11,609
                                    ========     ========

Depreciation and amortization expense was $1,900,000, $1,719,000, and $1,603,000 for 1997, 1996 and 1995, respectively.

--------------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

7.  DEPOSITORS' ACCOUNTS

A summary of depositors' accounts at December 31, 1997 and 1996 follows:

--------------------------------------------------------------------------------

                                                     1997                1996
                                                       (Dollars in thousands)
Personal and business checking
accounts (noninterest-bearing)                      $61,099             $58,769
NOW accounts                                         44,178              42,246
Money market accounts                                63,929              92,173
Savings accounts                                    156,343              75,782
Time deposits                                       418,773             421,983
                                             --------------       -------------

                                                   $744,322            $690,953
                                             ==============       =============

The following is a summary of original maturities of time deposits as of December 31, 1997:

                                (Dollars in thousands)

1998                                               $293,042
1999                                                 84,853
2000                                                 20,300
2001                                                 12,559
2002                                                  6,476
Thereafter                                            1,543
                                             --------------

                                                   $418,773
                                             ==============

The following table shows the remaining maturities of certificates of deposits with balances in excess of $100,000 at December 31, 1997.

                                 (Dollars in thousands)

Three months or less                                $10,644
Over 3 months and less than 6 months                  6,673
Over 6 months and less than 12 months                27,543
12 months and over                                   16,926
                                             --------------

                                                    $61,786
                                             ==============

--------------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

8.  BORROWED FUNDS

Borrowed funds at December 31, 1997 and 1996 are summarized below:

--------------------------------------------------------------------------------

                                                             1997         1996
                                                          (Dollars in thousands)

Due during 1997, interest rates from 5.35% to 6.24%              --     $193,000
Due during 1998, interest rates from 5.65% to 6.42%        $229,597       60,597
Due during 1999, interest rates from 5.71% to 6.43%          47,000        2,000
Due during 2000, interest rates from 5.29% to 6.52%          36,412        4,660
Due during 2001, interest rates from 6.54% to 6.58%           3,707        3,943
Due during 2010, interest rates at 6.08%                         76           78
Due during 2016, interest rates at 7.25%                      2,952        2,997
Repurchase agreements                                        23,813        7,683
                                                        -----------   ----------

                                                           $343,557     $274,958
                                                        ===========   ==========

--------------------------------------------------------------------------------

      Total lines of credit available under both short-term and long-term borrowings from the FHLB are dependent upon the amount of FHLB stock owned and other assets available as collateral with the total credit available being $495,340,000, of which $175,596,000 was unused at December 31, 1997.
      The advances from the FHLB are secured by all FHLB stock (book value of $19,803,000 and $15,517,000 at December 31, 1997 and 1996, respectively)
      and a pledge of certain assets as collateral. Repurchase agreements outstanding at December 31, 1997 mature in three months or less with average interest rates of 4.90% and are secured by certain U.S. government and agency securities.

The following table summaries the maximum and average amounts of borrowings outstanding during 1997 and 1996 together with the weighted average interest rates thereon.

--------------------------------------------------------------------------------

                                       For the Year Ended December 31, 1997        At December 31, 1997
                                                                                 -----------------------
                                         Maximum       Average       Weighted                    Weighted
                                         Amount         Amount        Average       Amount       Average
                                       Outstanding   Outstanding   Interest Rate  Outstanding   Int. Rate
                                                             (Dollars in thousands)

FHLB Borrowings                         $394,184       $342,975        5.94%        $319,744       5.98%
Repurchase Agreements                     27,708         16,415        4.75%          23,813       4.90%

                                       For the Year Ended December 31, 1996        At December 31, 1996
                                                                                 -----------------------
                                         Maximum       Average       Weighted                    Weighted
                                         Amount         Amount        Average       Amount       Average
                                       Outstanding   Outstanding   Interest Rate  Outstanding   Int. Rate
                                                             (Dollars in thousands)

FHLB Borrowings                         $278,318       $249,278        5.89%        $267,275       5.74%
Repurchase Agreements                     33,473         12,732        5.28%           7,683       5.18%

--------------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

9.  INCOME TAXES

The provision (benefit) for income taxes for each of the three years in the period ended December 31, 1997 consists of the following:

--------------------------------------------------------------------------------

                          1997      1996       1995
                          ----      ----       ----
                           (Dollars in thousands)
Current                $ 4,378     1,948    $    20

Deferred                 2,294    (1,908)        55
                       -------   -------    -------

                       $ 6,672   $    40    $    75
                       =======   =======    =======

--------------------------------------------------------------------------------

The difference between the total expected provision for income taxes computed by applying the statutory federal income tax rate to income before provision for income taxes and the recorded provision for income taxes for the three years in the period ended December 31, 1997 follows:

--------------------------------------------------------------------------------

                                                   1997        1996        1995
                                                   ----        ----        ----
                                                  (Dollars in thousands)
Provision at statutory rate                     $ 5,571     $ 3,112     $ 2,559
State taxes, net of
  federal benefit                                 1,181         783         903
Goodwill amortization                               265          --          --
Nondeductible expenses                               10          23          --
Tax exempt interest                                 (14)         --          --
Dividend received deduction                         (39)         (2)        (10)
Tax Credits                                        (101)         --          --
Change in valuation allowance                        --      (4,185)     (3,312)
Other, net                                         (201)        309         (65)
                                                -------     -------     -------

Provision for income taxes                      $ 6,672     $    40     $   140
                                                =======     =======     =======

--------------------------------------------------------------------------------

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

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

The components of the net deferred tax asset at December 31, 1997 and 1996 follow:

--------------------------------------------------------------------------------

                                                              1997       1996
                                                              ----       ----
                                                         (dollars in thousands)

Allowance for possible loan losses                          $2,196     $2,196
Deferred tax loan loss reserve                              (1,447)    (1,447)
Depreciation                                                   768        919
Deferred loan fees                                              36        107
Deferred compensation                                          335        288
Pension accrual                                                424        336
Net operating loss carryforwards                                --      1,494
Limited partnership investments                               (371)      (499)
Foreclosed property write-downs                                 --         40
Contributions                                                   --         --
General business credits                                        --        521
Purchase business combination                                  880        880
AMT credits                                                     --        435
Charge-off remaining lease payments                             17         49
Unrealized  (gain) loss on available-for-sale securities      (329)        --
State income taxes                                             777        666
Other, net                                                      93        140
                                                           -------    -------

Net deferred tax asset included in other assets             $3,379     $6,125
                                                           =======    =======

--------------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

10.  PENSION BENEFITS

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

      The weighted average discount rate was 7.5% in 1997 and 1996, and 7.0% in 1995. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 4.0% in 1997, 1996 and 1995. The expected long-term rate of return on assets was 8.0% in 1997, 1996 and 1995.

The following table sets forth the plan's funded status and amounts recognized in the Company's consolidated financial statements at December 31, 1997 and 1996:

--------------------------------------------------------------------------------

                                                              1997       1996
                                                              ----       ----
                                                          (Dollars in thousands)

Actuarial present value of benefit obligation:
Accumulated benefit obligation, including vested
  benefits of $3,295,000 and $3,012,000                     $3,364     $3,093
                                                           =======    =======

Projected benefit obligation for service rendered to date    4,721      4,093
Plan assets at fair value                                    5,737      5,156
                                                           -------    -------

Excess of plan assets over projected benefit obligation      1,016      1,063
Unrecognized net gain from past experience different
  from that assumed and effects of changes in assumptions   (2,337)    (2,129)
Unrecognized net asset at transition amortized
  over approximately 15 years                                   73         78
                                                           -------    -------

Accrued pension cost included in other liabilities at
  December 31                                              ($1,248)     ($988)
                                                           =======    =======

Net pension cost for the years ended December 31, 1997, 1996 and 1995 included the following components:

                                                         1997     1996     1995
                                                         ----     ----     ----
                                                          (Dollars in thousands)

Service cost - benefits earned during the year           $436     $409     $283
Interest cost on projected benefit obligation             307      297      290
Actual return on plan assets                             (778)    (710)    (811)
Net amortization and deferral                             295      293      422
                                                        -----    -----    -----

Net pension cost                                         $260     $289     $184
                                                        =====    =====    =====

--------------------------------------------------------------------------------

      The Company has no material postretirement or postemployment benefit arrangements other than pension benefits with its employees.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

11.  COMMITMENTS AND CONTINGENCIES

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

Financial instruments with off-balance sheet risk at December 31, 1997 and 1996 follow:

--------------------------------------------------------------------------------

                                                      Contract
                                                       Amount
                                                      ----------
                                               1997              1996
                                               ----              ----
                                              (Dollars in thousands)

Commitments to originate loans                $34,132          $20,676
Unused lines of credit                         52,053           40,458
Commercial and standby letters of credit        4,430            3,644
Loans sold with recourse                        1,840            2,073
Unadvanced portions of
  construction loans                           21,074           14,759
Forward commitments                            11,808            8,915

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

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

                                LEASE COMMITMENTS

The Company has operating leases on eleven of its facilities. Most of the leases have renewal options. Total rent expense under these leases for 1997, 1996 and 1995 was $853,000, $712,000 and $661,000, respectively.

The following is a schedule of future minimum lease payments for operating leases (dollars in thousands):

Year ending December 31,
1998                                             $887
1999                                              846
2000                                              701
2001                                              592
2002                                              517
      Thereafter                                1,219
                                               ------

Total future minimum lease payments            $4,762
                                               ======

                      EMPLOYMENT AND TERMINATION AGREEMENTS

The Company and the Bank have entered into employment agreements with three executive officers. One agreement, which commenced January 1, 1997, had an original term of three years and the other agreements with commencement dates of January 1, 1997 have an original term of two years. Each agreement is extended on a daily basis until terminated by the officer, the Company or the Boards of Directors. The employment agreements generally provide for the continued payment of specified compensation and benefits to the executive officer for specified periods after termination, unless the termination is for "cause" as defined in the employment agreement.

In addition, the Company, the Bank and the officers, referred to above, have entered into special termination agreements that provide for the payment, under certain circumstances, of a lump-sum amount upon termination following a "change of control" which is generally defined to mean a person or group acquiring ownership of 25% or more of the outstanding common stock of the Company, or certain other events resulting in a change in control of the Company. The lump-sum amounts for two of the executive officers' are based on three times their base annual compensation and two times the other executive officers' base annual compensation as defined in the agreements and would be in lieu of any benefits under the officers' employment agreements, but in addition to amounts payable pursuant to other benefit plans. Four other senior officers have similar termination agreements effective following a "change of control." The lump-sum amount for these officers is equivalent to two times the officer's base annual compensation.

                                LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incidental to its business, none of which is believed by management, based on discussion with legal counsel, to be material to the financial condition or operations of the Company.

12.  MANAGEMENT INCENTIVE COMPENSATION PLAN

      The Company has a Management Incentive Compensation Plan (the "Incentive Plan") as a means of recognizing achievement on the part of individual officers and management as a whole. In 1997, 1996 and 1995 the Company awarded $168,000, $310,000 and $117,000, respectively, for bonuses in connection with the Incentive Plan.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

13.  STOCK PLANS

      The Company has three stock plans. The first was adopted in 1987 as a performance incentive for its directors, officers, employees and other key persons (the "1987 Stock Option Plan"). The 1987 Stock Option Plan provided for the granting of "Incentive Stock Options" and "Non-qualified Stock Options". Options granted under the 1987 Stock Option Plan have an exercise price per share equal to at least the fair market value of a share of the Company's common stock on the date the option is granted and expire no later than 10 years after the date of grant. As of December 31, 1997, 648,619 shares are reserved for issuance under this plan with respect to the current outstanding options; no more options may be granted under this plan.

      The second stock plan (the "1996 Stock Option Plan") was assumed under the terms of the agreement related to the Company's purchase of Finest (Note
      2) on December 30, 1996. Non-qualified options totaling 114,465 shares have been granted under this plan at an exercise price of $7.67 per share to two former officers of Finest. During 1997, 26,415 options were exercised. The remaining 88,050 options were vested and exercisable as of December 31, 1997 and expire October 1, 2005. The weighted average life of these outstanding options is 7.8 years. The estimated fair value of these options was recorded as part of the acquisition price and, accordingly, the pro forma compensation cost discussed below excludes the effect of these options. No more options may be granted under this plan.

      The third stock plan (the "1997 Stock Incentive Plan") was adopted in 1997 as a performance incentive for its directors, officers, and employees. Incentive stock options, non-qualified stock options, unrestricted stock awards, conditioned stock awards, performance share awards, and stock appreciation rights may be granted pursuant to the 1997 Stock Incentive Plan. Incentive stock options granted under the 1997 Stock Incentive Plan have an exercise price per share equal to at least the fair market value of a share of the Company's common stock on the date the option is granted and expire no later than 10 years after the date of grant. The Company has reserved 800,000 shares for issuance pursuant to awards granted under the 1997 Stock Incentive Plan.

      Effective January 1, 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to account for stock options at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. Had compensation costs for the stock option plans been determined using the fair value method based upon the Modified Black-Scholes American option model, the Company's 1997, 1996 and 1995 net income and earnings per share from continuing operations would have been reduced to the following pro forma amounts (dollars in thousands):

--------------------------------------------------------------------------------

                                                     1997    1996     1995
                                                     ----    ----     ----
Net income:
  As reported                                      $9,713  $9,113   $7,452
  Pro forma                                         9,361   8,957    7,451

Basic EPS:
  As reported                                       $1.30   $1.51    $1.24
  Pro forma                                         $1.25   $1.48    $1.24

Diluted EPS:
  As reported                                       $1.25   $1.47    $1.22
  Pro forma                                         $1.21   $1.45    $1.22

--------------------------------------------------------------------------------

      Pro forma compensation cost may not be representative of that to be expected in future years.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

The following table summarizes various facts and assumptions pertaining to the 1987 Stock Option Plan and the 1997 Stock Incentive Plan for the three years ended December 31, 1997, 1996 and 1995.

                                                           1997               1996             1995
                                                           ----               ----             ----
Number of Options
     Outstanding at beginning of year                     686,899            421,733          428,000
     Granted                                              230,366            356,000           10,000
     Expired                                              (21,970)           (46,666)         (13,500)
     Exercised                                            (91,276)           (44,168)          (2,767)
     Outstanding at end of year                           804,019            686,899          421,733
     Exercisable at end of year                           341,065            264,363          233,470

For options exercisable between
     $5.25 to $11.375 per share:

Weighted average price per share:
     Outstanding at beginning of year                      $9.129             $7.191           $7.169
     Granted                                                   --             11.375            8.500
     Expired                                               11.039             10.283            7.741
     Exercised                                              8.099              7.501            5.792
     Outstanding at end of year                             9.223              9.129            7.191
     Exercisable at end of year                             8.232              7.261            7.397

Weighted average remaining contractual life of
options outstanding at December 31, 1997                6.9 years     Not applicable   Not applicable

Weighted average expected life of options at grant   Not applicable         10 years         10 years

Weighted average risk-free interest rates at grant   Not applicable             5.70%            6.40%

Weighted average dividend yield at grant             Not applicable             4.20%            5.60%

Weighted average expected volatility at grant        Not applicable            27.20%           27.20%


For options exercisable between
     $16.375 to $22.375 per share:

Weighted average price per share:
     Outstanding at beginning of year                     $    --     Not applicable   Not applicable
     Granted                                               18.752     Not applicable   Not applicable
     Expired                                               19.750     Not applicable   Not applicable
     Exercised                                                 --     Not applicable   Not applicable
     Outstanding at end of year                            18.749     Not applicable   Not applicable
     Exercisable at end of year                                --     Not applicable   Not applicable

Weighted average remaining contractual life of
options outstanding at December 31, 1997                9.6 years     Not applicable   Not applicable

Weighted average expected life of options at grant       10 years     Not applicable   Not applicable

Weighted average risk-free interest rates at grant           6.20%    Not applicable   Not applicable

Weighted average dividend yield at grant                     2.60%    Not applicable   Not applicable

Weighted average expected volatility at grant               27.20%    Not applicable   Not applicable

--------------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

14. 401(k) PLAN

      During 1994, the Company established a 401(k) plan (the "Plan") covering most of its employees and merged its former Employees' Stock Ownership Plan ("ESOP") into the Plan. Under the Plan, eligible employees ("participants") may make contributions up to 15% of their compensation, with certain limitations. The Company may elect to make basic matching contributions. During 1997 and 1996, the Company made basic matching contributions equal to 50% of the first 4% of each participant's compensation, or a maximum of 2%. Basic matching contributions for 1997, 1996 and 1995 amounted to $136,000, $116,000 and $98,000, respectively.
      The Plan also provides for discretionary supplemental matching contributions. These contributions are allocated to participants in the same manner as described above. Supplemental matching contributions to the Plan for 1997, 1996 and 1995 amounted to $66,000, $58,000, and $38,000, respectively.

15.  STOCKHOLDERS' EQUITY

      At the time of conversion to stock form, the Bank established a liquidation account in the amount of $41,426,000 (unaudited). In accordance with Massachusetts statutes, the liquidation account is maintained for the benefit of Eligible Account Holders who continue to maintain their accounts in the Bank after the conversion. The liquidation account is reduced annually to the extent that Eligible Account Holders have reduced their qualifying deposits. Subsequent increases will not restore an Eligible Account Holder's interest in the liquidation account. In the event of a complete liquidation, each Eligible Account Holder is entitled to receive a distribution from the liquidation account in a proportionate amount to the current adjusted qualifying balances for the account then held. The unaudited balance in the liquidation account was $3,906,000 at December 31, 1997.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

16.  REGULATORY CAPITAL REQUIREMENTS

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

      Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Bank meets all capital adequacy requirements to which it is subject.

      As of December 31, 1997, the most recent notification from the Office of Thrift Supervision ("OTS") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management is aware of that would have changed the institution's category.

      The Bank's actual capital amounts and ratios are also presented in the table. As of December 31, 1997, the OTS did not deem it necessary for an interest-rate risk component to be deducted from capital in determining risk-based capital requirements.

      The Bank may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

The following table displays the Bank's capital calculations as defined under prompt corrective action for the periods indicated:

--------------------------------------------------------------------------------

                                                                                                          To Be Well
                                                                             For Capital            Capitalized Under Prompt
                                                Actual      Actual         Adequacy Purposes      Corrective Action Provision:
                                                Amount       Ratio     Amount             Ratio     Amount           Ratio
December 31, 1997 (unaudited)
Tangible Capital (to Adjusted Assets)

First Essex Bank, FSB                           $72,319       6.09%   $17,822   > or =     1.50%     n/a                n/a %

Tier 1 (Core) Capital (to Adjusted Assets)

First Essex Bank, FSB                            72,319       6.09     35,644              3.00     59,408 > or =       5.00

Tier 1 Capital (to Risk Weighted Assets)

First Essex Bank, FSB                            72,319      10.20     28,372              4.00     42,559              6.00

Total Risk Based Capital (to Risk
Weighted Assets)

First Essex Bank, FSB                            81,194      11.45     56,744              8.00     70,931             10.00



                                                                             For Capital            Capitalized Under Prompt
                                                Actual      Actual         Adequacy Purposes      Corrective Action Provision:
                                                Amount       Ratio     Amount             Ratio     Amount           Ratio
December 31, 1996
Tangible Capital (to Adjusted Assets)

First Essex Bank, FSB                           $62,216       5.01%   $15,790  > or =      1.50%     n/a                n/a %

Tier 1 (Core) Capital (to Adjusted Assets)

First Essex Bank, FSB                            62,216       5.91     31,396              3.00    $52,327 > or =       5.00

Tier 1 Capital (to Risk Weighted Assets)

First Essex Bank, FSB                            62,216       9.67     25,736              4.00     38,604              6.00

Total Risk Based Capital (to
Risk Weighted Assets)

First Essex Bank, FSB                            70,289      10.92     51,471              8.00     64,339             10.00

--------------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

17.  CONDENSED PARENT COMPANY FINANCIAL STATEMENTS - FIRST ESSEX BANCORP, INC.

Condensed financial statements of First Essex Bancorp, Inc. as of December 31, 1997 and 1996, and for the years ended December 31, 1997, 1996 and 1995 follow:

--------------------------------------------------------------------------------

                                                         1997               1996
                                                         ----               ----
                                                         (Dollars in thousands)
Balance Sheets

Assets
Cash and cash equivalents                              $7,928             $3,663
Investment in First Essex Bank, FSB                    84,412             73,924
Other assets                                              195              7,195
                                                      -------            -------

Total assets                                          $92,535            $84,782
                                                      =======            =======

Liabilities and stockholders' equity

Other liabilities                                      $1,470             $1,641
Stockholders' equity                                   91,065             83,141
                                                      -------            -------

Total liabilities and stockholders' equity            $92,535            $84,782
                                                      =======            =======

--------------------------------------------------------------------------------

                                                         1997      1996     1995
                                                         ----      ----     ----
                                                         (Dollars in thousands)
Statements of Operations

Income

  Interest on investments                                $473      $241     $221
  Distributed income of First Essex Bank,FSB               --     7,000    3,000
                                                      -------    ------   ------
    Total income                                          473     7,241    3,221
                                                      -------    ------   ------

Expenses

  Operating expenses (income)                             (17)        5        7
                                                      -------    ------   ------

Income before provision for income taxes and
  equity in undistributed net income of
  First Essex Bank, FSB                                   490     7,236    3,214
Provision for income taxes                                204        40       75
                                                      -------    ------   ------
                                                          286     7,196    3,139
Equity in undistributed net income of
  First Essex Bank, FSB                                 9,427     1,917    4,313
                                                      -------    ------   ------

Net income                                              9,713     9,113    7,452
                                                      =======    ======   ======

--------------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

                                                            1997        1996       1995
                                                            ----        ----       ----

                                                             (Dollars in thousands)
Statements of Cash Flows

Cash flows from operating activities

  Net income                                              $9,713      $9,113     $7,452
  Adjustments to reconcile net income
    to net cash provided by operating activities:
  Equity in income of First Essex Bank, FSB               (9,427)     (8,917)    (7,313)
  Provision for deferred (prepaid) income taxes            2,294      (1,908)        55
  Accretion of investment
    securities discounts                                      --        (165)
  Decrease in other assets                                 4,706       1,908          1
  (Decrease) in other liabilities                           (336)        (50)       (28)
                                                         -------    --------    -------

Net cash provided by operating activities                  6,950         146          2
                                                         -------    --------    -------

Cash flows from investing activities

  Acquisition cost, net of cash received (Note 3)             --     (14,224)        --
  Purchases of investment securities                          --          --     (2,253)
  Maturities of investment securities                         --          --      6,297
  Dividends and other capital distributions
    received from First Essex Bank, FSB                       --      14,380      3,000
                                                         -------    --------    -------

  Net cash provided by investing activities                   --         156      7,044
                                                         -------    --------    -------

Cash flows from financing activities

  Stock options exercised                                    906         333         16
  Dividends paid                                          (3,591)     (2,900)    (2,167)
                                                         -------    --------    -------
  Net cash used in financing activities                   (2,685)     (2,567)    (2,151)
                                                         -------    --------    -------

  Net increase (decrease) in cash and cash equivalents     4,265      (2,265)     4,895

  Cash and cash equivalents at beginning of year           3,663       5,928      1,033
                                                         -------    --------    -------

  Cash and cash equivalents at end of year                $7,928      $3,663     $5,928
                                                         =======    ========    =======

--------------------------------------------------------------------------------

18.  RESTRICTIONS ON SUBSIDIARY BANK LOANS, ADVANCES AND DIVIDENDS

      The Federal Reserve Act restricts the Bank with respect to lending or advancing funds to the Company unless such loans are collateralized by specific obligations and limits collateralized loans to 10% of the Bank capital stock and surplus. At December 31, 1997, no amounts were available to be transferred from the Bank to the Company in the form of loans or advances. In addition, under the OTS prompt corrective action regulations, which took effect on December 19, 1992, the Bank generally would be prohibited from making any capital distribution if, after the distribution, the Bank would have (i) a total risk-based capital ratio of less than 8%, (ii) a Tier 1 risk-based capital ratio of less than 4% or
      (iii) a Tier 1 core capital ratio of less than 3%.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

19.  QUARTERLY DATA (UNAUDITED)

A summary of quarterly financial data for the years ended December 31, 1997 and 1996 follows:

--------------------------------------------------------------------------------

                                                Year Ended December 31, 1997
                                           Fourth     Third    Second     First
                                           Quarter   Quarter   Quarter   Quarter
                                           -------   -------   -------   -------
                                     (Dollars in thousands, except per share amounts)

Interest and dividend income               $22,978   $23,265   $22,765   $21,070
Interest expense                            13,389    13,905    13,170    11,913
                                           -------   -------   -------   -------
Net interest income                          9,589     9,360     9,595     9,157
Provision for possible loan losses             510       510       510       510
                                           -------   -------   -------   -------
Net interest income after
  provision for possible loan losses         9,079     8,850     9,085     8,647
Noninterest income                           1,379     1,250     1,256     1,203
Noninterest expense                          6,668     5,529     6,003     6,164
                                           -------   -------   -------   -------

Income before income taxes                   3,790     4,571     4,338     3,686
Provision for income taxes                   1,400     1,921     1,812     1,539
                                           -------   -------   -------   -------
    Net income                              $2,390    $2,650    $2,526    $2,147
                                           =======   =======   =======   =======

Earnings per share - basic                    $.32      $.35      $.34      $.29
                                           =======   =======   =======   =======

Earnings per share - diluted                  $.30      $.34      $.33      $.28
                                           =======   =======   =======   =======

--------------------------------------------------------------------------------

                                                Year Ended December 31, 1996
                                           Fourth     Third    Second     First
                                           Quarter   Quarter   Quarter   Quarter
                                           -------   -------   -------   -------
                                     (Dollars in thousands, except per share amounts)

Interest and dividend income               $16,893   $16,089   $15,580   $14,983
Interest expense                             9,782     9,560     9,103     8,872
                                           -------   -------   -------   -------
Net interest income                          7,111     6,529     6,477     6,111
Provision for possible loan losses             360       240       326       489
                                           -------   -------   -------   -------
Net interest income after
  provision for possible loan losses         6,751     6,289     6,151     5,622
Noninterest income                           1,308       810     1,048     1,099
Noninterest expense (1)                      5,344     4,564     5,060     4,957
                                           -------   -------   -------   -------

Income before income taxes                   2,715     2,535     2,139     1,764
Provision for income taxes                      10        11         9        10
                                           -------   -------   -------   -------
    Net income                              $2,705    $2,524    $2,130    $1,754
                                           =======   =======   =======   =======

Earnings per share - basic                    $.45      $.42      $.35      $.29
                                           =======   =======   =======   =======

Earnings per share - diluted                  $.43      $.41      $.35      $.28
                                           =======   =======   =======   =======

--------------------------------------------------------------------------------

                           FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

20.  PREFERRED STOCK

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

21.  FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                LOANS RECEIVABLE

      For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for certain mortgage loans (e.g., one-to-four family residential) are based on quoted market prices of similar loans sold in conjunction with securitization transactions, adjusted for differences in loan

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

      characteristics. The fair values of other loans (e.g., commercial real estate and rental property mortgage loans, commercial, industrial loans, and consumer loans) are estimated using a discounted cash flow analysis, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of mortgage loans held-for-sale and accrued interest approximates fair value.

                              OTHER EARNING ASSETS

      Other earning assets consist of a long term fixed rate certificate of deposit with the Federal Home Loan Bank of Boston. The fair value for this certificate of deposit is estimated using a discounted cash flow calculation that applies an interest rate currently being offered on a time deposit of similar maturity.

                              DEPOSITORS' ACCOUNTS

      The fair values disclosed for certain deposits (e.g., interest and noninterest-bearing checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on a schedule of aggregated expected monthly maturities on time deposits. The carrying amount of accrued interest payable approximates fair value.

                                 BORROWED FUNDS

      The carrying amount of borrowings payable within ninety days approximates fair value. Fair values of other borrowings are estimated using discounted cash flow analyses based on the Company's current borrowing rates for similar types of borrowing arrangements. The carrying value for repurchase agreements approximates fair value due to the short-term nature of these instruments.

                          OFF-BALANCE-SHEET INSTRUMENTS

      The fair values of the Company's off-balance-sheet instruments (lending commitments and letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the counterparties' credit standing.

      At December 31, 1997 and 1996, the estimated fair value of off-balance-sheet financial instruments, consisting primarily of loan commitments, were not material.

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

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1997

      The estimated fair values of the Company's financial instruments follow:

--------------------------------------------------------------------------------

                                              December 31, 1997     December 31, 1996
                                              -----------------     -----------------

                                             Carrying    Fair      Carrying     Fair
                                              Amount     Value      Amount      Value
                                             --------   --------   --------    --------
                                                      (Dollars in thousands)
Financial assets:
  Cash and cash equivalents                   $22,543    $22,543    $38,078    $38,078
  Investment securities available-for-sale    211,903    211,903    174,716    174,716
  Investment securities held-to-maturity      178,999    180,743    104,465    103,529
  Stock in Federal Home Loan Bank
    of Boston and Savings Bank Life
    Insurance Company                          20,997     20,997     16,711     16,711
  Loans receivable, net                       696,338    700,967    685,206    680,622
  Mortgage loans held-for-sale                 11,807     11,807      8,915      8,915
  Other earning assets                         17,291     17,291         --         --
  Accrued interest receivable                   8,084      8,084      5,970      5,970

Financial liabilities:
  Depositors' accounts                        744,322    746,127    690,953    692,266
  Borrowed funds                              343,557    343,445    274,958    275,450

--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There were no changes in, or disagreements with, accountants on accounting and financial disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The information required by this item will appear under the headings "Information Regarding Directors and Nominees", "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" of the Company's definitive Proxy Statement dated April 6, 1998 for the Annual Meeting of Stockholders to be held May 7, 1998 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1997 (the "Proxy Statement"), and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      The information required by this item will appear in the Proxy Statement under the headings "Summary Compensation Table," "Stock Options Granted in Fiscal 1997," " Aggregated Option/SAR Exercises in Last Fiscal Year and FY-end Option/SAR Values," "Pension Plan," "Executive Salary Continuation Agreement," "Employment Contracts, Termination of Employment and Change in Control Arrangements," and "Compensation/Nominating Committee Interlocks and Insider Participation" and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will appear in the Proxy Statement under the headings "Security Ownership of Certain Beneficial Owners and Management" and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will appear in the Proxy Statement under the heading "Certain Transactions with Management and Others" and is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)(1)Index of Financial Statements: The following financial statements appear in response to Item 8 of this Report. Reports of Independent Public Accountants Consolidated Balance Sheets as of December 31, 1997 and 1996
            Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995
            Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1997, 1996 and 1995
            Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995
            Notes to Consolidated Financial Statements

      (a)(2)Index of Financial Statement Schedules: The following financial statement schedules appear in response to Item 8 of this Report or as part of this Item 14:
            Schedule I - Indebtedness to Related Parties. The information required by this Schedule is not material and is therefore omitted.
            Schedule II - Guarantees of Securities of other Issuers. Not applicable.

      (b) Reports on Form 8-K:
            No reports on Form 8-K were filed by First Essex during the fiscal quarter ended December 31, 1997.

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

      *10.3- Executive Salary Continuation Agreement between First Essex
            Bancorp, Inc., First Essex Bank, FSB and Leonard A. Wilson incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988;

      *10.4- Amended and Restated Employment Agreement dated as of October 9,
            1997 between Leonard A. Wilson and First Essex Bancorp, Inc., incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

      *10.5- Amended and Restated Employment Agreement dated as of October 9,
            1997 between Leonard A. Wilson and First Essex Bank, FSB, incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

      *10.6- Amended and Restated Employment Agreement dated as of October 9,
            1997 between David W. Dailey and First Essex Bancorp, Inc., incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

      *10.7- Amended and Restated Employment Agreement dated as of October 9,
            1997 between David W. Dailey and First Essex Bank, FSB, incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

      *10.8- Amended and Restated Employment Agreement dated as of October 9,
            1997 between Brian W. Thompson and First Essex Bancorp, Inc., incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

      *10.9- Amended and Restated Employment Agreement dated as of October 9,
            1997 between Brian W. Thompson and First Essex Bank, FSB, incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

      *10.10- Special Termination Agreement dated January 1, 1994 and restated as of October 9, 1997 between Leonard

            A. Wilson and First Essex Bancorp, Inc. incorporated by reference to
            Exhibit 10.10 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1997.

      *10.11- Special Termination Agreement dated January 1, 1994 and restated as of October 9, 1997 between David W. Dailey and First Essex Bancorp, Inc. incorporated by reference to Exhibit 10.11 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1997.

      *10.12- Special Termination Agreement dated January 1, 1994 and restated as of October 9, 1997 between Brian W. Thompson and First Essex Bancorp, Inc. incorporated by reference to Exhibit 10.12 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1997.

      *10.13- Form of Special Termination Agreement between First Essex Bancorp,
            Inc., First Essex Bank, FSB, and each of John M. DiGaetano, Wayne C. Golon, David L. Savoie and William F. Burke incorporated herein by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

      *10.14- First Essex Bancorp, Inc. Senior Management Incentive Compensation
            Plan incorporated herein by reference to exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.

      *10.15- Common Stock Option Plan for Brian W. Thompson incorporated herein by reference to Form S-8, Registration No. 333-22183, filed on February 21, 1997.

      *10.16- First Essex Bancorp, Inc. 1997 Stock Incentive Plan incorporated herein by reference to Form S-8, Registration No. 333-35057, filed on September 5, 1997.

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

      (27)  Financial Data Schedules

      *  Management contract or compensatory plan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FIRST ESSEX BANCORP, INC.

Date:  March 12, 1998


                                 by /s/Leonard A. Wilson
                                 -----------------------
                                    Leonard A. Wilson
                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following people on behalf of the registrant in the capacities and on the dates indicated.


/s/ Leonard A. Wilson                    President, Chief Executive Officer and
------------------------------------     Director (Principal Executive Officer)
Leonard A. Wilson

                                             March 12, 1998

/s/ David W. Dailey                          Executive Vice President, (Principal         March 12, 1998
------------------------------------         Financial and Accounting Officer)
David W. Dailey


/s/ Thomas S. Barenboim                      Director                                     March 12, 1998
------------------------------------
Thomas S. Barenboim

/s/ Augustine J. Fabiani                     Director                                     March 12, 1998
------------------------------------
Augustine J. Fabiani

/s/ William L. Lane                          Director                                     March 12, 1998
------------------------------------
William L. Lane

/s/ Frank J. Leone, Jr.                      Director                                     March 12, 1998
------------------------------------
Frank J. Leone, Jr.

                                             Director                                     March 12, 1998
------------------------------------
Robert H. Pangione

/s/ Walter W. Topham                         Director                                     March 12, 1998
------------------------------------
Walter W. Topham

/s/ Robert H. Watkinson                      Director                                     March 12, 1998
------------------------------------
Robert H. Watkinson

--------------------------------------------------------------------------------