Form 10-Q
period 1998-03-31
FIRST ESSEX BANCORP INC
filed 1998-05-15
CIK 808246

SECURITIES AND EXCHANGE COMMISSION
--------------------------------------------------------------------------------
                              Washington, DC 20549
--------------------------------------------------------------------------------

                              --------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    3/31/98
                                  --------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to


                         Commission file number 0-16143
                                                -------

                            FIRST ESSEX BANCORP, INC.
                            -------------------------

             (Exact name of registrant as specified in its charter)

        Delaware                                                  04-2943217
-------------------------------                              ------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

    71 Main Street, Andover,  MA                                01810
----------------------------------------                      ---------
(Address of principal executive offices)                      (Zip Code)


       Registrant's telephone number, including area code: (978) 681-7500
                                                           --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X              No
                        ---

The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1998:

              Title of Class                 Shares Outstanding
         ----------------------------        ------------------
         Common Stock, $.10 par value           7,534,721

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

                            FIRST ESSEX BANCORP, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION


                                                                          Page
ITEM 1. Financial Statements (unaudited)

        Consolidated Balance Sheets as of  March 31, 1998
           and December 31, 1997                                           4

        Consolidated Statements of Operations for the
           three months ended March 31, 1998 and 1997                      5

        Consolidated Statements of Stockholders' Equity
           for the year ended December 31, 1997
           and the three months ended March 31, 1998                       6

        Consolidated Statements of Cash Flows for the
           three months ended March 31, 1998 and 1997                      7

        Note to the Consolidated Financial Statements                      8


ITEM 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                                9-18

ITEM 3. Quantitative and Qualitative Disclosure
        About Market Risk                                                  19


                           PART II - OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders                20

ITEM 6. Exhibits and Reports on Form 8-K                                   20

                          ITEM 1. FINANCIAL STATEMENTS

                            FIRST ESSEX BANCORP, INC.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                   March 31,     December 31,
                                                                     1998           1997
              ASSETS                                                 ----           ----
                                                                      (Dollars in thousands)
Cash and cash equivalents                                             $53,694        $22,542
Investment securities available-for-sale                              284,097        211,903
Investment securities held-to-maturity
     (fair value $181,124,000 and $180,743,000)                       179,197        178,999
Stock in Savings Bank Life Insurance Company                            1,194          1,194
Stock in Federal Home Loan Bank of Boston                              19,985         19,803
Mortgage loans held-for-sale                                           15,380         11,807
Loans receivable, less allowance for possible loan losses of
     $10,593,000 and $10,570,000                                      684,829        696,338
Foreclosed property                                                     1,522            891
Bank premises and equipment                                            10,064         10,545
Accrued interest receivable                                             8,304          8,084
Goodwill                                                               10,794         10,991
Other assets                                                           24,242         24,362
                                                                   ----------     ----------

     Total assets                                                  $1,293,302     $1,197,459
                                                                   ==========     ==========

   LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Depositors' accounts                                                 $760,216       $744,322
Borrowed funds                                                        418,790        343,557
Mortgagors' escrow accounts                                             1,550            561
Other liabilities                                                      21,614         17,954
                                                                   ----------     ----------
     Total liabilities                                              1,202,170      1,106,394
                                                                   ----------     ----------

STOCKHOLDERS' EQUITY
Serial preferred stock: $.10 par value per share; 5,000,000
     shares authorized, no shares issued or outstanding
     Common stock, $.10 par value per share; 25,000,000 shares
     authorized, 9.631.221 and 9.522.424 shares issued                    963            952
Additional paid-in-capital                                             76,161         75,303
Retained earnings                                                      31,328         29,685
Treasury stock, at cost, 2,096,500 and 1,986,000 shares               (18,334)       (15,842)
Accumulated other comprehensive income                                  1,014            967
                                                                   ----------     ----------

Total stockholders' equity                                             91,132         91,065
                                                                   ----------     ----------

Total liabilities and stockholders' equity                         $1,293,302     $1,197,459
                                                                   ==========     ==========

                            FIRST ESSEX BANCORP, INC.
                      Consolidated Statement of Operations
                                   (unaudited)

                                                                              Three Months Ended March 31,
                                                                                 1998                1997
                                                                                 ----                ----
                                                                    (Dollars in thousands, except per share amount)
Interest and dividend income:
     Interest on mortgage loans                                                   $9,247             $9,528
     Interest on other loans                                                       6,272              5,615
     Interest and dividends on investment securities available-for-sale            3,988              3,383
     Interest and dividends on investment securities held-to-maturity              3,409              2,395
     Interest on short-term investments                                              174                149
     Interest on other earning assets                                                260                 --
                                                                              ----------         ----------
          Total interest and dividend income                                      23,350             21,070
                                                                              ----------         ----------

Interest expense
     Interest on depositors' accounts                                              8,072              7,319
     Interest on borrowed funds                                                    5,507              4,594
                                                                              ----------         ----------
          Total interest expense                                                  13,579             11,913
                                                                              ----------         ----------

Net interest income                                                                9,771              9,157
     Provision from possible loan losses                                             435                510
                                                                              ----------         ----------

Net interest income after provision
     for possible loan losses                                                      9,336              8,647
Noninterest income
     Net gain on sales of mortgage loans and mortgage servicing rights               282                362
     Net gain on sale of investment securities                                        17                 52
     Loan fees                                                                       123                180
     Other fee income                                                                568                609
                                                                              ----------         ----------
          Total non-interest income                                                  990              1,203

Noninterest expense
     Salaries and employee benefits                                                2,852              2,866
     Buildings and equipment                                                         996              1,076
     Professional services                                                           198                401
     Information processing                                                          509                372
     Insurance                                                                        63                 91
     Expenses, gain and losses on
       and write-downs of, foreclosed property                                       141                206
     Other                                                                           853                955
     Amortization of goodwill                                                        196                197
                                                                              ----------         ----------
          Total noninterest expenses                                               5,808              6,164
                                                                              ----------         ----------

Income before provision for income taxes                                           4,518              3,686

Provision for income taxes                                                         1,820              1,539
                                                                              ----------         ----------
Net income                                                                        $2,698             $2,147
                                                                              ==========         ==========

Earnings per share-Basic                                                           $0.36              $0.29
                                                                              ==========         ==========
Earnings per share-Diluted                                                         $0.34              $0.28
                                                                              ==========         ==========
Dividends declared per share                                                       $0.14              $0.12
                                                                              ==========         ==========

Weighted average number of shares-basic                                        7,550,568          7,451,000
                                                                              ==========         ==========
Weighted average number of shares-diluted                                      7,878,053          7,706,249
                                                                              ==========         ==========

                            FIRST ESSEX BANCORP, INC.
                 Consolidated Statements of Stockholders' Equity

                          Year Ended December 31, 1997
                    And The Three Months Ended March 31, 1998
                    -----------------------------------------
                                   (unaudited)
                                   -----------

                                                                     Components of Stockholders' Equity
                                                                 -------------------------------------------
                                                                                                Accumulated
                                                                                                   Other
                                    Comprehensive     Common     Paid In   Retained  Treasury  Comprehensive
                                        Income        Stock     Capital   Earnings   Stock     Income (Loss)  Total
                                    --------------    ------     -------   --------  --------  --------------  -----
                                                                      (Dollars in thousands)
Balance at December 31, 1996                           $941      $74,408   $23,727   ($15,842)        ($93)    $83,141
Comprehensive income:
Net income                              $9,713           --           --     9,713         --           --       9,713
Other comprehensive income:
  -Unrealized securities gains,
   net of $672 of tax expense,
   arising during the period             1,060
                                       -------
Total other comprehensive income         1,060                                                       1,060       1,060
                                       -------
Total comprehensive income             $10,773
                                       =======
Cash dividends declared                                  --           --    (3,755)        --           --      (3,755)
Stock options exercised                                  11          895        --         --           --         906
                                                       ----      -------   -------   --------       ------     -------
Balance at December 31, 1997                            952       75,303    29,685    (15,842)         967      91,065


Comprehensive income:
Net income                              $2,698           --           --     2,698         --           --       2,698
Other comprehensive income:
  -Unrealized securities gains,
   net of $31 of tax expense,
   arising during the period                47
                                       -------
Total other comprehensive income            47                                                          47          47
                                       -------
Total comprehensive income              $2,745
                                       =======
Cash dividends declared                                  --           --    (1,055)        --           --      (1,055)
Stock options exercised                                  11          858                                           869
Treasury stock purchase                                  --           --        --     (2,492)          --      (2,492)
                                                       ----      -------   -------   --------       ------     -------
                                                       $963      $76,161   $31,328   ($18,334)      $1,014     $91,132
Balance at March 31, 1998                              ====      =======   =======   ========       ======     =======

                            FIRST ESSEX BANCORP, INC

                      Consolidated Statements of Cash Flows
                                   (unaudited)

                                                                                           Three Months Ended March 31,
                                                                                                1998           1997
                                                                                               ------         ------
                                                                                               (Dollars in thousands)
Cash flows from operating activities
     Net income                                                                                $2,698         $2,147
Adjustments to reconcile net income to net cash provided by operating activities
     Provision for possible loan losses                                                           435            510
     Provision for depreciation and amortization                                                  489            515
     Gain on sales of foreclosed property                                                         (39)           (24)
     Write-down of foreclosed property                                                             --             35
     Amortization of goodwill                                                                     196            198
     Amortization of investment securities discounts and premiums, net                            448            136
     Deferred income taxes                                                                         --          1,539
     Proceeds from sales of mortgage loans and mortgage servicing rights                       26,026         18,286
     Mortgage loans originated for sale                                                       (29,320)       (16,025)
     Realized gains on the sale of investment securities                                          (17)           (52)
     Realized gains on the sale of mortgage loans and mortgage servicing rights, net             (282)          (362)
     Increase in accrued interest receivable                                                     (220)        (1,320)
     (Increase) decrease in other assets                                                          120            (41)
     Increase (decrease) in other liabilities                                                   3,660         (1,984)
                                                                                              -------        -------

Net cash provided by operating activities                                                       4,194          3,558

Cash flows from investing activities
     Proceeds from sales of available-for-sale securities                                       1,217            933
     Proceeds from maturities and principal payments of available-for-sale securities          16,256         11,181
     Proceeds from maturities and principal payments of held-to-maturity securities            21,586          4,246
     Purchases of available-for-sale securities                                               (89,963)       (69,861)
     Purchases of held-to-maturity securities                                                 (21,892)       (34,878)
     Purchases of Federal Home Loan Bank stock                                                   (182)        (1,343)
     Loans (originated and purchased), net of principal collected                               9,832        (11,690)
     Proceeds from sales of foreclosed property                                                   674          2,207
     Purchases of bank premises and equipment                                                      (8)          (544)
                                                                                              -------        -------

Net cash used in investing activities                                                         (62,480)       (99,749)

Cash flows from financing activities
     Net increase in demand deposits, NOW accounts and savings accounts                        16,766         14,116
     Net increase (decrease) in term deposits                                                    (872)           660
     Net increase in borrowed funds with maturities of three months or less                       969         81,436
     Proceeds from borrowed funds with maturities in excess of three months                   146,000         27,000
     Repayments of borrowed funds with maturities in excess of three months                   (71,736)       (44,130)
     Increase (decrease) in mortgagors' escrow accounts                                           989          1,131
     Dividends paid                                                                            (1,055)          (897)
     Stock options exercised                                                                      869            453
     Stock repurchased                                                                         (2,492)            --
                                                                                              -------        -------
     Net cash provided by financing activities                                                 89,438         79,769
                                                                                              -------        -------
     Net decrease in cash and cash equivalents                                                 31,152        (16,422)

Cash and cash equivalents at beginning of period                                               22,542         38,078
                                                                                              -------        -------

Cash and cash equivalents at end of period                                                    $53,694        $21,656
                                                                                              =======        =======

Supplemental disclosure of cash flow information:
     Interest paid during the year                                                            $13,118        $10,829
     Income taxes paid during the year                                                            560             --
Supplemental schedule of noncash financing and investing activities:
     Real estate acquired through, or deeds in lieu of, foreclosure                               513          1,279

                            FIRST ESSEX BANCORP, INC.

                    Note to Consolidated Financial Statements


1.   Basis of Presentation


The accompanying consolidated financial statements are unaudited and include the accounts of First Essex Bancorp, Inc. (the "Company") and its subsidiary, First Essex Bank, FSB. These financial statements reflect, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and the results of its operations and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 Form 10-K.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            FIRST ESSEX BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                 March 31, 1998

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


                              Results of Operations


General

Net income for the three month ended March 31, 1998 was $2.7 million compared to $2.1 million for same period in 1997, or a 25.7% increase. Net interest income totaled $9.8 million for the quarter compared to $9.2 million for the same period in 1997. Higher net interest income of $614,000 combined with decreases in non-interest expense and in the provision for loan losses totaling $431 thousand, offset by a decrease of $213 thousand in non-interest income, accounted for the $832 thousand increase (22.6%) in pretax income.

Analysis of Average Yields Earned and Rates Paid

The following table presents an analysis of average yields earned and rates paid for the periods indicated:

                                                                    For the Three Months Ended March 31,
                                                                    1998                            1997
                                                       ------------------------------     --------------------------
                                                                  Interest    Average             Interest   Average
                                                       Average     Earned/     Yield/     Average  Earned/   Yield/
                                                       Balance      Paid        Rate      Balance   Paid      Rate

                                                                          (Dollars in thousands)

Assets
Earnings assets
     Short-term investments                            $13,215        $174       5.27%    $14,504     $149      4.11%
     Investment securities                             453,963       7,397       6.52     362,154    5,778      6.38
     Other earning assets                               17,300         260       6.01
     Total loans(1)                                    719,211      15,519       8.63     703,463   15,143      8.61
                                                    ----------      ------             ----------   ------
          Total earning assets                       1,203,689      23,350       7.76   1,080,121   21,070      7.80
     Allowance for possible loan losses                (10,583)                            (9,898)
                                                    ----------                         ----------
          Total earning assets less allowance
               for possible loan losses              1,193,106                          1,070,223
     Other assets                                       55,252                             56,656
                                                    ----------                         ----------
          Total assets                              $1,248,358                         $1,126,879
                                                    ==========                         ==========

Liabilities and Stockholders' Equity
Deposits
     NOW accounts                                      $42,960        $146       1.36%    $41,623     $129      1.24%
     Money Market accounts                              66,704         429       2.57      84,746      444      2.10
     Savings accounts                                  164,489       1,549       3.77      89,482      626      2.80
     Time deposits                                     414,108       5,948       5.75     428,971    6,120      5.71
                                                    ----------      ------             ----------   ------
Total interest bearing deposits                        688,261       8,072       4.69     644,822    7,319      4.54
Borrowed funds                                         388,213       5,507       5.67     322,243    4,594      5.70
                                                    ----------      ------             ----------   ------

Total interest bearing deposits and
     borrowed funds                                  1,076,474      13,579       5.05     967,065   11,913      4.93
                                                    ----------      ------             ----------   ------
Demand deposits                                         59,495                             59,716
Other liabilities                                       20,785                             16,709
                                                    ----------                         ----------
     Total liabilities                               1,156,754                          1,043,490
Stockholders' equity                                    91,604                             83,389
                                                    ----------                         ----------
     Total liabilities and
          stockholders' equity                      $1,248,358                         $1,126,879
                                                    ==========                         ==========

Net interest income                                                 $9,771                          $9,157
                                                                    ======                          ======

Weighted average interest
     rate spread                                                                 2.71%                          2.88%
                                                                                ======                         ======

Net yield on average
     earning assets(2)                                                           3.25%                          3.39%
                                                                                ======                         ======

Return on average assets                                                         0.89%                          0.76%
                                                                                ======                         ======

Return on average equity                                                        11.76%                         10.30%
                                                                                ======                         ======

(1) Loans on a non-accrual status are included in the average balance.
(2) Net interest income before provision for possible loan losses divided by average earning assets.

Net Interest Income

Net interest income increased by $614,000 to $9.8 million for the three months ended March 31, 1998. This represents an increase of 6.7% from $9.2 million when compared to the same period in 1997.

Interest and Dividend Income

Interest and dividend income increased by $2.3 million (10.8%) to $23.4 million, the three month period ended March 31, 1998, from $21.1 million in the same period in 1997. The changes relate to volume increases in earning assets primarily related to the acquisition of Finest and the Company's decision to more fully leverage capital by enlarging its investment portfolio, funded by increased borrowings.

Interest Expense

Interest expense increased by $1.7 million (14.0%) to $13.6 million, for the three period ended March 31, 1998 when compared to the same period in 1997. These increases were primarily attributable to volume increases associated with the additional borrowings to fund the growth in the Company's investment portfolio.

Provision for Possible Loan Losses

Possible losses on loans are provided for under the accrual method of accounting. Assessing the adequacy of the allowance for possible loan losses involves substantial uncertainties and is based upon management's evaluation of the amount required to meet estimated losses inherent in the loan portfolio after weighing various factors. Among the factors management may consider are the quality of specific loans, risk characteristics of the loan portfolio generally, the level of nonaccruing loans, current economic conditions, trends in delinquencies and chargeoffs and collateral values of the underlying security. Ultimate losses may vary significantly from the current estimates. Losses on loans, including impaired loans, are charged against the allowance when management believes the collectability of principal is doubtful.

The provisions for possible loan losses totaled $435 thousand for the three month period ended March 31, 1998. The provision for possible loan losses totaled $510 thousand for the comparable three month period in 1997, all of which related to impaired loans as defined in SFAS 114 "Accounting by Creditors for Impairment of a loan " as amended SFAS No. 118. Provisions result from management's continuing review of the loan portfolio as well as its judgment as to the adequacy of the reserves in light of the condition of the regional real estate and other markets, and the economy in general. As a result of increased loans, there is an expectation that the Bank will continue to find it necessary to make provisions for possible loan losses in the future. See "Financial Condition NonPerforming Assets."

Non-Interest Income

Non-interest income consists of net gains from the sales of mortgage loans and mortgage loan servicing rights and gains on the sale of investment securities, together with fee and other non-interest income.

Non-interest income decreased by $213 thousand (17.7%) to $990 thousand for the three months ended March 31, 1998 compared to the $1.2 million for the same period in 1997. The decrease in non-interest income for the three months ended March 31, 1998 is attributable to decreases of $98 thousand in fees collected on loans and deposit accounts, an $80 thousand decrease in the gain on sales of loans and mortgage servicing rights and a $35 thousand reduction in the gain on the sale of investment securities, when compared to the same period in 1997.

Non-Interest Expense

Non-interest expense decreased to $5.8 million for the three months ended March 31, 1998, compared to $6.2 million the same period in 1997. The $356 thousand decrease (5.8%) was spread throughout the components of non-interest expense.

Income Tax Expense

The provision for income taxes increased to $1.8 million for the three month period ended March 31, 1998 from $1.5 million for the three month period ended March 31, 1997 reflecting the increased amount of pretax income for the comparable period.

Earnings Per Share

In 1997, the Company adopted the provisions of SFAS No. 128, "Earnings per Share", which requires the dual presentation of basic and diluted earnings per share (EPS) on the face of the statement of operations together with a reconciliation of the numerators and denominators of the basic and diluted EPS computations. The following table provides this reconciliation for the periods ended March 31, 1998 and 1997:

                                                                               March 31,

                                                                         1998             1997
                                                                         ----             ----

         Net income available to common shareholders                    $2,698            $2,147

         Basic EPS:

                  Basic common stock outstanding                         7,551             7,451
                                                                         =====             =====

                  Basic EPS                                              $0.36             $0.29
                                                                         =====             =====

         Diluted EPS:

                  Basic common stock outstanding                         7,551             7,451

                  Plus: common stock from options                          327               255
                                                                         -----             -----

                  Dilutive common stock outstanding                      7,878             7,706
                                                                         =====             =====

                  Diluted EPS                                            $0.34             $0.28
                                                                         =====             =====


         Note: Stock share amounts and dollar amounts in thousands with the exception of per share amounts.

                               Financial Condition

Total assets amounted to $1,293.3 million at March 31, 1998, an increase of $95.8 million or 8.0% from $1,197.5 million at December 31, 1997.

Loans

At March 31, 1998, the loan portfolio, including mortgage loans held for sale, and before consideration of the allowance for possible loan losses, was $710.8 million, representing 55% of total assets, compared to $718.7 million or 60% of total assets at December 31, 1997.

The following table sets forth information concerning the Company's loan portfolio at the dates indicated. The balances shown in the table are net of unadvanced funds and unearned discounts and fees.

-------------------------------------------------------------------------------

                                                        March 31, 1998               December 31, 1997
                                                    -----------------------      ------------------------
                                                                    (Dollars in thousands)

Real Estate:
          Residential                                $255,634          36.0%     $274,865           38.2%
          Commercial                                   83,314          11.7        83,077           11.6
          Construction                                 31,415           4.4        31,851            4.4
                                                     --------         -----      --------          -----
     Total Real Estate Loans                          370,363          52.1       389,793           54.2
                                                     --------         -----      --------          -----

     Owner occupied Commercial Real Estate             54,691           7.7        52,335            7.3

     Commercial loans                                  68,939           9.7        67,018            9.3

     Aircraft loans                                    44,308           6.2        41,220            5.8

     Consumer loans
               Home Equity Home Improvement &
               Second Mortgage                         57,915           8.2        59,897            8.3
               Automobile                             110,170          15.5       103,551           14.4
               Other                                    4,416           0.6         4,901            0.7
                                                     --------         -----      --------          -----
          Total consumer loans                        172,501          24.3       168,349           23.4

               Total loans                           $710,802         100.0%     $718,715          100.0%
                                                     ========         =====      ========          =====

--------------------------------------------------------------------------------

Allowance for Possible Loan Losses


Possible losses on loans are provided for under the accrual method of accounting. Assessing the adequacy of the allowance for possible loan losses involves substantial uncertainties and is based upon management's evaluation of the amount required to meet estimated losses inherent in the loan portfolio after weighing various factors. Among the factors management may consider are the quality of specific loans, risk characteristics of the loan portfolio generally, the level of nonaccruing loans, current economic conditions, trends in delinquencies and chargeoffs and collateral values of the underlying security. Ultimate losses may vary significantly from the current estimates. Losses on loans, including impaired loans, are charged against the allowance when management believes the collectability of principal is doubtful. (See "Non-Performing Assets" for a discussion of the Company's impaired loans.)

The following table summarizes the activity in the allowance for possible loan losses (including amounts established for impaired loans) for the three months ended March 31, 1998.

                                                          (Dollars in thousands)

Balance at December 31, 1997                                     10,570
Provision for possible loan losses                                  435

Charge-offs
     Mortgage                                                       227
     Owner occupied commercial real estate                           --
     Construction                                                    --
     Commercial                                                     136
     Consumer                                                       552
                                                               --------
Total charge-offs                                                   915
                                                               --------

Recoveries
     Mortgage                                                       312
     Owner occupied commercial real estate                           --
     Construction                                                     7
     Commercial                                                      61
     Consumer                                                       123
                                                               --------
Total recoveries                                                    503
                                                               --------

     Net charge-offs                                                412
                                                               --------

Balance at March 31, 1998                                        10,593
                                                               ========

Total loans at end of period                                   $710,802
Average loans for the period                                    719,211
Allowance to loans ratio                                           1.49%
Net charge-offs to average loans ratio                             0.23%


--------------------------------------------------------------------------------

Non-Performing Assets

Non-performing assets consist of non-accruing loans (including loans impaired under SFAS No. 114), and foreclosed property. Non-performing assets totaled $7.0 million at March 31, 1998 and $6.4 million at December 31, 1997.

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

Interest income recognized on impaired loans (including restructured loans), using the cash basis of income recognition, amounted to approximately $39 thousand for the three months ended March 31, 1998, compared to $47 thousand for the same period in 1997. The average recorded investment of impaired loans for the three months ended March 31, 1998 was $2.8 million, compared to $2.4 million for the same period in 1997, and $2.6 million for the twelve month period ended December 31, 1997.

Foreclosed property consists mainly of real estate collateral from loans which were foreclosed.

The following table indicates the recorded investment of non-performing assets and the related valuation allowance for impaired loans.

-------------------------------------------------------------------------------

                                                             March 31, 1998                  December 31, 1997

                                                                      Impaired Loan                      Impaired Loan
                                                       Recorded          Valuation        Recorded         Valuation
                                                      Investment         Allowance       Investment        Allowance
                                                      ----------         ---------       ----------        ---------

Non-accruing Loans
     Impaired Loans
          Requiring a valuation allowance               $1,710              $591           $1,577             $590
          Not requiring a valuation allowance              179                --              309               --
                                                        ------            ------           ------            -----
                                                         1,889               591            1,886              590

          Restructured Loans                               872               420              905              420
                                                        ------            ------           ------            -----

     Total impaired                                      2,761            $1,011            2,791            1,010
                                                                          ======                             =====
     Residential Mortgage                                1,705                              1,525
     Other                                                 965                              1,228
                                                        ------                             ------

Total non-accruing                                       5,431                              5,544

Foreclosed property, net                                 1,522                                891
                                                        ------                             ------

Total non-performing assets                             $6,953                             $6,435
                                                        ======                             ======

Percentage of non-performing assets
     to total assets                                      0.54%                              0.54%
Percentage of allowance for possible
    loan losses to non-accruing loans                    195.0%                             190.7%

The valuation allowance for impaired loans is included in the allowance for possible loan losses on the balance sheet.

--------------------------------------------------------------------------------

Investments

At March 31, 1998, the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank ("FHLB") stock and stock in the Savings Bank Life Insurance Company of Massachusetts, totaled $484.5 million or 37.5% of total assets, compared to $411.9 million or 34.4% of total assets at December 31, 1997. The investment portfolio was increased to more fully leverage the capital of the Company, and thereby produce a higher return funded by increased borrowings. Interest and dividend income on the investment portfolio generated 32.4% of total interest and dividend income for the three months ended March 31, 1998 compared to 28.1% for the comparable period in 1997.

To identify and control market risks associated with the investment portfolio, the Company has established policies and procedures, which include stop loss limits and stress testing on a periodic basis.

Deposits

Deposits are the primary source of funds for lending and investment activities. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition. At March 31, 1998 the Bank had total deposits of $760.2 million representing a net increase of $15.9 million compared to total deposits of $744.3 million at December 31, 1997. This increase is attributable to an increase of $18.0 million in savings and term deposits due primarily to promotional activities to increase savings product volumes. This was offset by a reduction of $2.1 million in all other deposit products.

While deposit flows are by nature unpredictable, the Bank attempts to manage its deposits through selective pricing. Due to the uncertainty of market conditions, it is not possible for the Bank to predict how aggressively it will compete for deposits in future quarters or the likely effect of any such decision on deposit levels, interest expense and net interest income. Strategies are currently in place to aggressively market more stable deposit sources in such accounts as Savings accounts.

Borrowed Funds

The Bank is a member of the FHLB and is entitled to borrow from the FHLB by pledging certain assets. The Bank also utilizes short term repurchase agreements with maturities less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. These borrowings are an alternative source of funds compared to deposits and increased from $343.6 million at December 31, 1997 to $418.8 million at March 31, 1998 to augment the asset growth of the Company.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

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

The Bank's actual capital amounts and ratios are also presented in the table. As of March 31, 1998, the OTS did not deem it necessary for an interest-rate risk component to be deducted from capital in determining risk-based capital requirements.

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

The following table displays the Bank's capital calculations as defined under prompt corrective action for the periods indicated:


--------------------------------------------------------------------------------

                                                                                                         To Be Well
                                                                               For Capital         Capitalized Under Prompt
                                                Actual        Actual       Adequacy  Purposes:     Corrective Action Provision:
                                                Amount        Ratio        Amount       Ratio        Amount         Ratio
                                                ------        -----        ------       -----        ------         -----

March 31, 1998 (unaudited)
Tangible Capital (to Adjusted Assets)          $75,221          5.86%      $19,249  >/=  1.50%             n/a


Tier 1 (Core) Capital (to Adjusted Assets)      75,221          5.86        38,498       3.00          $64,164   >/=   5.00%


Tier 1 (Core) (to Risk Weighted Assets)         75,221         10.39        28,970       4.00           43,455         6.00


Total Risk Based Capital
        (to Risk Weighted Assets)               84,281         11.64        57,940       8.00           72,424        10.00



December 31, 1997
Tangible Capital (to Adjusted Assets)          $72,319          6.09       $17,822  >/=  1.50%             n/a


Tier 1 (Core) Capital (to Adjusted Assets)      72,319          6.09        35,644       3.00          $59,408   >/=   5.00%


Tier 1 Capital (to Risk Weighted Assets)        72,319         10.20        28,372       4.00           42,559         6.00


Total Risk Based Capital
         (to Risk Weighted Assets)              81,194         11.45        56,744       8.00           70,931        10.00

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

The majority of the Company's principal software applications are provided by third party vendors. These vendors service numerous financial institution customers all of whom have the same, or similar, Year 2000 issues. These vendors have brought, or are currently working to bring, their software programs into compliance. Anticipated spending by the Company for compliance maintenance and modification will be expensed as incurred, while the cost of new hardware or software will be capitalized, and depreciated or amortized over the useful life of the asset acquired. Management does not believe the changes by it or its third party vendors will have a material effect on the ongoing results of operations.

Comprehensive Income

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income" which requires the display of comprehensive income and its components. The Company has chosen, as permitted by SFAS No. 130, to disclose comprehensive income, which is comprised of net income and unrealized gains or losses on securities classified as available-for-sale, in the Consolidated Statements of Stockholders' Equity. All prior year data has been restated to conform to the SFAS No. 130 requirements.

Recent Accounting Developments

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This pronouncement, if applicable, is effective for the Company's 1998 financial statements. SFAS No. 131 requires additional disclosures regarding segments of an enterprise, if any, that are used by the enterprise for making operating decisions and assessing performance. Management continues to evaluate the applicability of this statement to the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process which is governed by policies established by the Board of Directors that are reiewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee (ALCO). In this capacity, ALCO develops guidelines and strategies impacting the Company's asset/liability related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

Interest Rate Risk

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company's financial instruments also changes thereby impacting net interest income (NII), the primary component of the Company's earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk. There have been no material changes in the interest rate risk reported at the conclusion of the Company's December 31, 1997 year end.

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

Net cash provided from operating activities totaled $4.2 million for the three months ended March 31, 1998 compared to $3.6 million that was provided by operating activities for the same period in 1997. The change is primarily related to the growth in other liabilities that was experienced during the first three months of 1998 compared to the prior period.

Net cash used for investing activities totaled $62.5 million for the three months ended March 31, 1998 compared to net cash used of $99.7 million for the comparable period in 1997. The increase in investing activities primarily reflects the increased level of the investment portfolio offset by the reduced level of loan originations during the first three months of 1998 compared to a year ago.

Net cash provided by financing activities totaled $89.4 million for the three months ended March 31, 1998, compared to net cash provided of $79.8 million for the comparable period in 1997. The change primarily reflects the increased level of borrowed funds.

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

                            FIRST ESSEX BANCORP, INC.
                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the registrant was held on May 7, 1998. All nominees of the Board of Directors of the registrant were re-elected for a three-year term. Votes were cast as follows:

      1. Election of Three Class II Directors

              Nominee               For                  Withheld
              -------               ---                  --------
         Augustine J. Fabiani      6,550,121               86,461
         Walter W. Topham          6,551,221               85,361
         Leonard A. Wilson         6,548,000               88,582

Item 6. Exhibits and Reports on Form 8-K

         (a)        Exhibits:
         (3)        Articles of Incorporation and By-laws:
          3.1       The Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Company's Registration
                    Statement on Form S-1, Registration No. 33-10966, filed with the Securities and
                    Exchange commission on April 17, 1987 ("Amendment No. 1 to Form S-1");
          3.2       The Amended and Restated By-laws of the Company are incorporated herein by reference to Exhibit 4.1 of the Company's current report on Form 8-K filed on
                    December 28, 1992.
          (10)      Material Contracts
          *10.1-    The First Essex Bancorp, Inc. 1987 Stock Option Plan incorporated herein by reference to Appendix B to the prospectus included in the Company's Registration
                    Statement on Form S-8, Registration No. 33-21292, filed on April 15, 1988;
           10.2-    The Shareholder Rights Agreement incorporated herein by reference to the exhibit to the company's Current Report on Form 8-K filed on October 12, 1989, as amended by the Amendment to the Shareholder Rights Plan, incorporated herein by reference to Exhibit 28.2 to the company's Current Report on Form 8-K filed on
                    February 12, 1990.
          *10.3-    Executive Salary Continuation Agreement between First Essex Bancorp, Inc., First
                    Essex Bank, FSB and Leonard A. Wilson incorporated herein by reference to
                    Exhibit 10.15 to the Company's Annual Report on Form 10-K for fiscal year ended
                    December 31, 1988;
          *10.4-    Amended and Restated Employment Agreement dated as of October 9, 1997 between
                    Leonard A. Wilson and First Essex Bancorp, Inc., incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1997.
          *10.5-    Amended and Restated Employment Agreement dated as of October 9, 1997 between
                    Leonard A. Wilson and First Essex Bank, FSB, incorporated herein by reference to
                    Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
          *10.6-    Amended and Restated Employment Agreement dated as of October 9, 1997 between
                    David W. Dailey and First Essex Bancorp, Inc., incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
          *10.7-    Amended and Restated Employment Agreement dated as of October 9, 1997 between
                    David W. Dailey and First Essex Bank, FSB, incorporated herein by reference to
                    Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
          *10.8-    Amended and Restated Employment Agreement dated as of October 9, 1997 between
                    Brian W. Thompson and First Essex Bancorp, Inc., incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1997.
          *10.9-    Amended and Restated Employment Agreement dated as of October 9, 1997 between
                    Brian W. Thompson and First Essex Bank, FSB, incorporated herein by reference to
                    Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
          *10.10-   Special Termination Agreement dated January 1, 1994 and restated as of October
                    9, 1997 between Leonard A. Wilson and First Essex Bancorp, Inc. incorporated by reference to Exhibit 10.10 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1997.
          *10.11-   Special Termination Agreement dated January 1, 1994 and restated as of October
                    9, 1997 between David W. Dailey and First Essex Bancorp, Inc. incorporated by reference to Exhibit 10.11 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1997.
          *10.12-   Special Termination Agreement dated January 1, 1994 and restated as of October
                    9, 1997 between Brian W. Thompson and First Essex Bancorp, Inc. incorporated by reference to Exhibit 10.12 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1997.
          *10.13-   Form of Special Termination Agreement between First Essex Bancorp, Inc., First
                    Essex Bank, FSB, and each of John M. DiGaetano, Wayne C. Golon, David L. Savoie and William F. Burke incorporated herein by reference to Exhibit 10.13 to the
                    Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
                    1997.




          *10.14-   First Essex Bancorp, Inc. Senior Management Incentive Compensation Plan
                    incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994;
          *10.15-   Common Stock Option Plan for Brian W. Thompson incorporated herein by reference to Form S-8, Registration No. 333-22183, filed on February 21, 1997;
          *10.16-   First Essex Bancorp, Inc. 1997 Stock Incentive Plan incorporated herein by reference to Form S-8, Registration No. 333-35057, filed on September 5, 1997.
          (27)      Financial Data Schedules

          * Management contract or compensatory plan

          (b)  Reports on Form 8-K

                 An Item 5 Form 8-K reporting a Purchase and Assumption Agreement with CFX Bank, a subsidiary of CFX Corporation, for the acquisition of five branch offices was filed on April 9, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        FIRST ESSEX BANCORP, INC.
                                        ---------------------------------
                                        (Registrant)



Date:  May 14, 1998                  By /s/ Thomas P. Coursey
                                        ---------------------
                                        Thomas P. Coursey
                                        Senior Vice President
                                        and Principal Accounting Officer