Form 10-Q
period 1998-06-30
FIRST ESSEX BANCORP INC
filed 1998-08-19
CIK 808246

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended    6/30/98
                               ----------

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

                  Yes    X              No
                       -----

The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1998:

     Title of Class                               Shares Outstanding
-----------------------                           ------------------
Common Stock, $.10 par value                          7,562,336

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

                            FIRST ESSEX BANCORP, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION

                                                                                                Page

     ITEM 1.        Financial Statements (unaudited)

                    Consolidated Balance Sheets as of June 30, 1998
                           and December 31, 1997                                                 4

                    Consolidated Statements of Operations for the
                           three months ended June 30, 1998 and 1997                             5

                    Consolidated Statements of Operations for the
                           six months ended June 30, 1998 and 1997                               6

                    Consolidated Statements of Stockholders' Equity
                           for the three months ended June 30, 1997 and 1998                     7

                    Consolidated Statements of Stockholders' Equity
                           for the six months ended June 30, 1997 and 1998                       8

                    Consolidated Statements of Cash Flows for the
                           six months ended June 30, 1998 and 1997                               9

                    Notes to the Consolidated Financial Statements                               10-11


     ITEM 2.        Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                          12-21

     ITEM 3.        Quantitative and Qualitative Disclosure
                    About Market Risk                                                            22



                           PART II - OTHER INFORMATION

      ITEM 4.      Submission of Matters to a Vote of Security Holders                           23

      ITEM 6.       Exhibits and Reports on Form 8-K                                             23-24

                          ITEM 1. FINANCIAL STATEMENTS

                            FIRST ESSEX BANCORP, INC.
                           Consolidated Balance Sheets
                                   (unaudited)

                                                                    June 30,         December 31,
                                                                      1998               1997
                                                                  -------------      --------------
                                                                      (Dollars in thousands)
                            ASSETS
Cash and cash equivalents                                             $175,368             $22,542
Investment securities available-for-sale                               288,147             211,903
Investment securities held-to-maturity
   (fair value of $180,743 at December 31, 1997, Note 4)                    --             178,999
Stock in Savings Bank Life Insurance Company                             1,194               1,194
Stock in Federal Home Loan Bank of Boston                               19,985              19,803
Mortgage loans held-for-sale                                             6,996              11,807
Loans receivable, less allowance for possible loan losses of
  $11,426 and $10,570                                                  754,469             696,338
Foreclosed property                                                      1,024                 891
Bank premises and equipment                                             12,212              10,545
Accrued interest receivable                                              8,037               8,084
Goodwill                                                                25,722              10,991
Other assets                                                            21,598              24,362
                                                                  -------------      --------------

      Total assets                                                  $1,314,752          $1,197,459
                                                                  =============      ==============


                          LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Depositors' accounts                                                  $930,027            $744,322
Borrowed funds                                                         263,175             343,557
Mortgagors' escrow accounts                                                737                 561
Other liabilities                                                       26,997              17,954
                                                                  -------------      --------------
    Total liabilities                                                1,220,936           1,106,394
                                                                  -------------      --------------

STOCKHOLDERS' EQUITY
Serial preferred stock:  $.10 par value per share; 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $.10 par value per share; 25,000,000 shares
 authorized, 9,658,836 and 9,522,424 shares issued                         966                 952
Additional paid-in capital                                              76,791              75,303
Retained earnings                                                       33,018              29,685
Treasury stock, at cost, 2,096,500 shares and 1,986,000 shares         (18,335)            (15,842)
Accumulated other comprehensive income                                   1,376                 967
                                                                  -------------      --------------

 Total stockholders' equity                                             93,816              91,065
                                                                  -------------      --------------

Total liabilities and stockholders' equity                          $1,314,752          $1,197,459
                                                                  =============      ==============

                            FIRST ESSEX BANCORP, INC.
                      Consolidated Statement of Operations
                                   (unaudited)

                                                                                     Three Months Ended June 30,
                                                                                          1998          1997
                                                                                       ---------      ----------
                                                                                        (Dollars in thousands,
                                                                                       except per share amounts)

Interest and dividend income:
   Interest on mortgage loans                                                            $9,158        $9,810
   Interest on other loans                                                                6,797         5,854
   Interest and dividends on investment securities available-for-sale                     4,733         3,893
   Interest and dividends on investment securities held-to-maturity (Note 4)              2,111         3,094
   Interest on short-term investments                                                       284           114
   Interest on other earning assets                                                         261            --
                                                                                      ---------     ---------
       Total interest and dividend income                                                23,344        22,765
                                                                                      ---------     ---------

Interest expense
   Interest on depositors' accounts                                                       8,424         7,658
   Interest on borrowed funds                                                             5,519         5,512
                                                                                      ---------     ---------
       Total interest expense                                                            13,943        13,170
                                                                                      ---------     ---------

Net interest income                                                                       9,401         9,595
   Provision for possible loan losses                                                       435           510
                                                                                      ---------     ---------

Net interest income after provision for possibe loan losses                               8,966         9,085

Non-interest income
   Net gain on sales of mortgage loans and mortgage servicing rights                        400           556
   Net gain (loss) on sale of investment securities                                         949            (3)
   Loan fees                                                                                184           124
   Other fee income                                                                         739           579
                                                                                      ---------     ---------
       Total non-interest income                                                          2,272         1,256

Non-interest expense
   Salaries and employee benefits                                                         3,256         2,832
   Buildings and equipment                                                                1,016         1,059
   Professional services                                                                    420           390
   Information processing                                                                   570           394
   Insurance                                                                                 65            63
   Expenses, gains and losses on
       and write-downs of, foreclosed property                                              (35)          157
   Other                                                                                  1,186           912
   Amortization of goodwill                                                                 197           196
                                                                                      ---------     ---------
       Total non-interest expenses                                                        6,675         6,003
                                                                                      ---------     ---------

Income before provision for income taxes                                                  4,563         4,338

Provision for income taxes                                                                1,814         1,812
                                                                                      ---------     ---------
Net income                                                                               $2,749        $2,526
                                                                                      =========     =========

Earnings per share - Basic                                                                $0.36         $0.34
                                                                                      =========     =========
Earnings per share - Diluted                                                              $0.35         $0.33
                                                                                      =========     =========
Dividends declared per share                                                              $0.14         $0.12
                                                                                      =========     =========

Weighted average number of shares - basic                                             7,550,697     7,493,457
                                                                                      =========     =========
Weighted average number of shares - diluted                                           7,870,587     7,769,658
                                                                                      =========     =========

                            FIRST ESSEX BANCORP, INC.
                      Consolidated Statement of Operations
                                   (unaudited)

                                                                               Six Months Ended June 30,
                                                                                   1998          1997
                                                                                  -------      -------
                                                                                 (Dollars in thousands,
                                                                                except per share amounts)
Interest and dividend income:
   Interest on mortgage loans                                                     $18,405       $19,338
   Interest on other loans                                                         13,069        11,469
   Interest and dividends on investment securities available-for-sale               8,721         7,276
   Interest and dividends on investment securities held-to-maturity (Note 4)        5,520         5,489
   Interest on federal funds sold                                                     458           263
   Interest on other earning assets                                                   521            --
                                                                                ---------     ---------
       Total interest and dividend income                                          46,694        43,835
                                                                                ---------     ---------

Interest expense
   Interest on depositors' accounts                                                16,496        14,977
   Interest on borrowed funds                                                      11,026        10,106
                                                                                ---------     ---------
       Total interest expense                                                      27,522        25,083
                                                                                ---------     ---------

Net interest income                                                                19,172        18,752
Provision for possible loan losses                                                    870         1,020
                                                                                ---------     ---------

Net interest income after provision
   for possible loan losses                                                        18,302        17,732

Non-interest income
   Net gain on sales of mortgage loans and mortgage servicing rights                  682           918
   Net gain on sale of investment securities                                          966            49
   Loan fees                                                                          307           304
   Other fee income                                                                 1,307         1,188
                                                                                ---------     ---------
       Total non-interest income                                                    3,262         2,459

Non-interest expense
   Salaries and employee benefits                                                   6,108         5,698
   Buildings and equipment                                                          2,012         2,135
   Professional services                                                              618           791
   Information processing                                                           1,079           766
   Insurance                                                                          128           154
   Expenses, gains and losses on
       and write-downs of, foreclosed property                                        106           363
   Other                                                                            2,039         1,867
   Amortization of goodwill                                                           393           393
                                                                                ---------     ---------
       Total non-interest expenses                                                 12,483        12,167
                                                                                ---------     ---------

Income before provision for income taxes                                            9,081         8,024

Provision for income taxes                                                          3,634         3,351
                                                                                ---------     ---------
Net income                                                                         $5,447        $4,673
                                                                                =========     =========

Earnings per share - basic                                                          $0.72         $0.63
                                                                                =========     =========
Earnings per share - diluted                                                        $0.69         $0.61
                                                                                =========     =========
Dividends declared per share                                                        $0.28         $0.24
                                                                                =========     =========

Weighted average number of shares - basic                                       7,550,633     7,472,346
                                                                                =========     =========
Weighted average number of shares - diluted                                     7,874,320     7,737,953
                                                                                =========     =========

                            FIRST ESSEX BANCORP, INC.
                 Consolidated Statements of Stockholders' Equity
                    Three Months Ended June 30, 1997 and 1998
                                   (Unaudited)

                                                                                  Components of Stockholders' Equity
                                                                     -----------------------------------------------------------
                                                                                                       Unrealized Gains (Losses)
                                                                                                            on Investment
                                        Comprehensive   Common       Paid in  Retained    Treasury       Securities Available -
                                          Income        Stock        Capital  Earnings      Stock      For - Sale, Net   Total
                                         --------      -------       -------  --------    --------     ---------------   -----

                                                                              (Dollars in thousands)

Balance at March 31, 1997                                  $947     $74,855     $24,977    ($15,842)          ($1,114)    $83,823
Comprehensive income:
Net income                                  $2,526                                2,526                                     2,526
Other comprehensive income:
  -Unrealized securities gains,
    net of $852 of tax expense,
    arising during the period                1,240
   - Add: reclassifcation adjustment
     for security losses included in
    net income, net of $1 tax benefit            2
                                          --------
Total other comprehensive income             1,242                                                              1,242       1,242
                                          --------
Total Comprehensive income                  $3,768                                                                              0
                                          ========
Cash dividends declared                                      --          --        (907)         --                --        (907)
Stock options exercised                                       2         159          --          --                --         161
                                                       --------    --------   ---------   ---------        ----------    --------
Balance at June 30,1997                                    $949     $75,014     $26,596    ($15,842)             $128     $86,845
                                                       ========    ========   =========   =========        ==========    ========

Balance at March 31, 1998                                  $963     $76,161     $31,328    ($18,335)           $1,015     $91,132
Compehensive income:
Net income                                  $2,749           --          --       2,749          --                --       2,749
Other comprehensive income:
   - Unrealized securities gains,
      net of $621 tax expense,
      arising during the period                930
   - Less: reclassifcation adjustment
      for security gains included in
      net income, net of $380 tax expense      569
                                          --------
Total other comprehensive income
    income                                     361                                                                361         361
                                          --------
Total Comprehense income                     3,110
                                          ========
Cash dividends declared                                      --          --      (1,059)         --                --      (1,059)
Stock options exercised                                       3         630                                                   633
                                                       --------    --------   ---------   ---------        ----------    --------
Balance at June 30, 1998                                   $966     $76,791     $33,018    ($18,335)           $1,376     $93,816
                                                       ========    ========   =========   =========        ==========    ========

                            FIRST ESSEX BANCORP, INC.
                 Consolidated Statements of Stockholders' Equity
                     Six Months Ended June 30, 1997 and 1998
                                   (Unaudited)

                                                                                  Components of Stockholders' Equity
                                                          ----------------------------------------------------------------------
                                                                                                       Unrealized Gains (Losses)
                                                                                                               on Investment
                                         Comprehensive    Common     Paid in   Retained      Treasury    Securities Available -
                                            Income        Stock      Capital   Earnings       Stock      For - Sale, Net  Total
                                         -------------    ------     -------   --------      --------    ---------------  -----

                                                                              (Dollars in thousands)
Balance at December 31, 1996                                $941     $74,408     $23,727      ($15,842)          ($93)     $83,141
Comprehensive income:
Net income                                     $4,673                              4,673                                    $4,673
Other comprehensive income:
  - Unrealized securities gains,
    net of $172 of tax expense,
    arising during the period                     250
   - Less: reclassifcation adjustment
     for security gains included in
     net income, net of $20 tax expense            29
                                             --------
Total other comprehensive income                  221                                                             221          221
                                             --------
Total Comprehensive income                     $4,894
                                             ========
Cash dividends declared                                       --          --      (1,804)           --             --       (1,804)
Stock options exercised                                        8         606          --            --             --          614
                                                         -------   ---------  ----------     ---------   ------------   ----------
Balance at June 30,1997                                     $949     $75,014     $26,596      ($15,842)          $128      $86,845
                                                         =======   =========  ==========     =========   ============   ==========
Balance at December 31, 1997                                $952     $75,303     $29,685      ($15,842)          $967      $91,065
Compehensive income:
Net income                                     $5,447         --          --       5,447            --             --        5,447
Other comprehensive income:
   - Unrealized securities gains,
      net of $659 tax expense,
      arising during the period                   989
   - Less: reclassifcation adjustment
     for security gains included in
    net income, net of $386 tax expense           580
                                              -------
Total other comprehensive income                  409                                                             409          409
                                              -------
Total Comprehense income                       $5,856
                                              =======
Cash dividends declared                                       --          --      (2,114)           --             --       (2,114)
Stock options exercised                                       14       1,488                                                 1,502
Acquisition of treasury stock                                 --          --          --        (2,493)            --       (2,493)
                                                         -------   ---------  ----------     ---------   ------------   ----------
Balance at June 30, 1998                                    $966     $76,791     $33,018      ($18,335)        $1,376      $93,816
                                                         =======   =========  ==========     =========   ============   ==========

                            FIRST ESSEX BANCORP, INC
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                                   Six Months Ended June 30,
                                                                                                   -------------------------
                                                                                                    1998              1997
                                                                                                   ------            ------
                                                                                                     (Dollars in thousands)
Cash flows from operating activities
    Net income                                                                                     $5,447           $4,673
Adjustments to reconcile net income to net cash provided by operating activities
   Provision for possible loan losses                                                                 870            1,020
   Provision for depreciation and amortization                                                        945              953
   Gain on sales of foreclosed property                                                              (214)            (240)
   Write-down of foreclosed property                                                                   --               34
   Amortization of goodwill                                                                           393              395
   Amortization of investment securities discounts and premiums, net                                  963              298
   Deferred income taxes                                                                               --               --
   Proceeds from sales of mortgage loans and mortgage servicing rights                             62,137           35,981
   Mortgage loans originated for sale                                                             (56,642)         (32,841)
   Realized gains on the sale of investment securities                                               (966)             (49)
   Realized gains on the sale of mortgage loans and mortgage servicing rights, net                   (682)            (918)
   (Increase) decrease in accrued interest receivable                                                 447           (2,159)
   (Increase) decrease in other assets                                                              2,033          (17,605)
   Increase in other liabilities                                                                    8,306            2,043
                                                                                                 --------         --------

Net cash provided by (used in) operating activities                                                23,037           (8,415)

Cash flows from investing activities
   Acquisition of branch assets and assumed deposit liabilities, net of cash received              65,033               --
   Proceeds from sales of available-for-sale securities                                           145,538           22,509
   Proceeds from maturities and principal payments of available-for-sale securities                31,823           19,352
   Proceeds from maturities and principal payments of held-to-maturity securities                  37,739            9,535
   Purchases of available-for-sale securities                                                     (89,554)        (107,252)
   Purchases of held-to-maturity securities                                                       (21,892)         (86,034)
   Purchases of Federal Home Loan Bank stock                                                         (182)          (4,286)
   Loans originated and purchased, net of principal collected                                         300          (20,375)
   Proceeds from sales of foreclosed property                                                       1,826            2,557
   Purchases of bank premises and equipment                                                          (390)            (668)
                                                                                                 --------         --------

Net cash provided by (used in) investing activities                                               170,241         (164,662)

Cash flows from financing activities
   Net increase in demand deposits, NOW accounts and savings accounts                              39,150           35,935
   Net increase of term deposits                                                                    6,256            2,055
   Net increase (decrease) in borrowed funds with maturities of three months or less              (78,908)          85,328
   Proceeds from borrowed funds with maturities in excess of three months                         103,000          150,000
   Repayments of borrowed funds with maturities in excess of three months                        (106,875)        (100,762)
   Increase (decrease) in mortgagors' escrow accounts                                                  26              (63)
   Dividends paid                                                                                  (2,110)          (1,788)
   Stock options exercised                                                                          1,502              614
   Common stock repurchases                                                                        (2,493)              --
                                                                                                 --------         --------
   Net cash provided by (used in) financing activities                                            (40,452)         171,319
                                                                                                 --------         --------
   Net decrease in cash and cash equivalents                                                      152,826           (1,758)
Cash and cash equivalents at beginning of period                                                   22,542           38,078
                                                                                                 --------         --------

Cash and cash equivalents at end of period                                                       $175,368          $36,320
                                                                                                 ========         ========
Supplemental disclosure of cash flow information:
     Interest paid during the year                                                                $27,565          $24,002
     Income taxes paid during the year                                                              3,525            2,768
     Cost incurred in early repayment of Federal Home Loan Bank advances                              150               --
Supplemental schedule of noncash financing and investing activities:
     Real estate acquired through, or deeds in lieu of, foreclosure                                   540            1,965

                            FIRST ESSEX BANCORP, INC.

                   Notes to Consolidated Financial Statements

1.   Basis of Presentation

    The accompanying consolidated financial statements are unaudited and include the accounts of First Essex Bancorp, Inc. (the "Company") and its subsidiary, First Essex Bank, FSB. These financial statements reflect, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and the results of its operations and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1997 annual report.

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

    Basic EPS amounts have been computed by dividing reported earnings available to common shareholders by the weighted average number of common equivalent shares outstanding during each year. Diluted EPS amounts have been computed using the weighted average number of common and common equivalent shares and the dilutive potential common shares outstanding during each year.

    A reconciliation between basic and diluted EPS is as follows:

                                                Three Months Ended June 30,      Six Months Ended June 30,
                                                  1998             1997             1998             1997
                                                ----------       ----------      -----------      -----------
  Net income available to common shareholders      $2,749           $2,526           $5,447           $4,673
                                                ==========       ==========      ===========      ===========

  Basic EPS:
       Basic Common Stock outstanding               7,551            7,493            7,551            7,472
                                                ==========       ==========      ===========      ===========

   Basic EPS                                        $0.36            $0.34            $0.72            $0.63
                                                ==========       ==========      ===========      ===========

   Diluted EPS:
       Basic Common Stock outstanding               7,551            7,493            7,551            7,472
       Plus: Common Stock from options                320              276              323              266
                                                ----------       ----------      -----------      -----------
       Dilutive common stock outstanding            7,871            7,769            7,874            7,738
                                                ==========       ==========      ===========      ===========

     Diluted EPS:                                   $0.35            $0.33            $0.69            $0.61
                                                ==========       ==========      ===========      ===========

 3.  Acquisition of Branch Assets and Assumption of Deposit Liabilities

     Pursuant to a Purchase and Assumption Agreement, the Company purchased certain assets from and assumed certain deposit liabilities of another financial institution on June 19 and June 26, 1998. The assets acquired consisted of approximately $63.9 million of loans, fixed and other assets, real property related to the owned branches and cash at the branches. The Company also paid a premium of approximately $15.1 million of which approximately $10.5 million was allocated to the deposit liabilities and repurchase agreements assumed and approximately $4.6 million was allocated to goodwill. The core deposit premium (CDI) will be amortized over eight years on a 125% declining balance method while the goodwill will amortized over a twenty year life on a straight line basis.

     Because the acquisition of the branches represents the acquisition of assets and does not represent the acquisition of a business, separate entity or a subsidiary, no historical financial statements or pro forma financial statements are required. Because the deposit liabilities assumed exceed the assets acquired, there was a cash payment made to the Company as a result of this transaction. The following is a summarization of the components of the transaction based on estimates of fair value at the date of acquisition (in thousands):


       Loans net                                               $  60,425
       Bank premises and equipment                                 2,222
       Core deposit intangible                                    10,544
       Goodwill                                                    4,580
       Prepaid expenses and other assets                             434
       Deposit and repurchase agreement liabilities assumed     (142,701)
       Accrued expenses and other liabilities                       (537)
                                                               ---------
       Net cash received                                       $  65,033
                                                               =========

 4.  Investment Securities

     During the second quarter of 1998, all securities previously classified as "Held-to-Maturity" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" were reclassified to "Available-for-Sale". This reclassification was the result of an analysis of the strategic alternatives for the securities portfolio and had no impact on the reported earnings for the period. On a prospective basis, the Company will no longer classify investment securities as held-to-maturity.

     The amortized cost basis of the held-to-maturity securities transferred to the available-for-sale classification was $162.3 million. Subsequent to this reclassification, and as part of the balance sheet realignment, approximately $231 thousand of gains on the sale of some of these transferred investment securities were realized. Also as a result of this reclassification, approximately $612 thousand of unrealized gains, net of $408 thousand of tax expense, were reflected in other comprehensive income and on the balance sheet.

ITEM 2. MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            FIRST ESSEX BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                  June 30, 1998

                                     General

First Essex Bancorp, Inc., (the "Company"), is a Delaware corporation whose primary activity is to act as the parent holding company for First Essex Bank, FSB (the "Bank").

The Company's net earnings depend to a large extent upon its net interest income, which is the difference between interest and dividend income earned on its loans and investments and interest expense paid on its deposits and borrowed funds. The Company's net earnings also depend upon its provision for possible loan losses, non-interest income, non-interest expense and income tax expense. Interest and dividend income and interest expense are significantly affected by general economic conditions. These economic conditions, together with conditions in the local real estate markets, affect the levels of non-performing assets and provision for possible loan losses.

                              Results of Operations

General

The most significant event of the second quarter was the completion, at the end of June, of the purchase of five branches with approximately $143 million of deposit liabilities. Activities associated with the conversion of these branches to the Bank's processing systems, as well as a realignment of the balance sheet in anticipation of the purchase, resulted in some non-recurring income and expense in the quarter. The realignment involved the sale of investment securities and the repayment of Federal Home Loan Bank advances.

Net income for the three months ended June 30, 1998 was $2.7 million compared to $2.5 million for same period in 1997, or a 9% increase. Net interest income totaled $9.4 million for the quarter compared to $9.6 million for the same period in 1997. Net interest income was lower by $194 thousand compared to the prior comparable period due mainly to the impact of the balance sheet realignment. Non-interest income and non-interest expense increased $1.0 million and $672 thousand, respectively, due primarily to the balance sheet realignment and the one-time costs associated with the conversion of the branches.

Net income for the six months ended June 30, 1998 was $5.4 million compared to $4.7 million for the same period in 1997, or a 17% increase. The increase in net income over the comparative six months in 1997 was comprised of higher net interest income of $420 thousand and higher non-interest income of $803 thousand and a decrease in the provision for loan losses of $150 thousand, offset by increases in non-interest expense and income tax expense of $316 thousand and $283 thousand respectively.

The following table presents an analysis of average yields earned and rates paid for the periods indicated:

                                                                      For the Three Months Ended June 30,
                                                                1998                                          1997
                                             ----------------------------------------------   ------------------------------------
                                                                Interest      Average                         Interest     Average
                                                 Average        Earned/       Yield/           Average        Earned/      Yield/
                                                 Balance        Paid          Rate             Balance        Paid         Rate

                                                                              (Dollars in thousands)

Assets
Earning assets
    Short-term investments                       $21,363             $286     5.35%            $15,152             $114    3.01%
    Investment securities                        429,395            6,842     6.37             425,615            6,987    6.57
   Total loans (1)                               718,367           15,955     8.88             713,786           15,664    8.78
   Other earning assets                           17,324              261     6.03                  --               --
                                             -----------           ------                   ----------           ------
           Total earning assets                1,186,449           23,344     7.87           1,154,553           22,765    7.89
     Allowance for possible loan losses          (10,507)                                      (10,192)
                                             -----------                                    ----------
           Total earning assets less
                allowance for
                possible loan losses           1,175,942                                     1,144,361
     Other assets                                 67,230                                        57,503
                                              ----------                                    ----------
           Total assets                       $1,243,172                                    $1,201,864
                                              ==========                                    ==========

Liabilities and Stockholders' Equity
Deposits
     NOW accounts                                $44,320             $152     1.37%            $39,956             $129    1.29%
     Money market accounts                        67,537              382     2.26              73,902              432    2.34
     Savings accounts                            180,737            1,754     3.88             116,821              921    3.15
     Time deposits                               420,954            6,136     5.83             429,613            6,176    5.75
                                              ----------           ------                   ----------           ------
Total interest bearing deposits                  713,548            8,424     4.72             660,292            7,658    4.64
Borrowed funds                                   351,569            5,519     6.28             378,508            5,512    5.82
                                              ----------           ------                   ----------           ------
Total interest bearing deposits and
        borrowed funds                         1,065,117           13,943     5.24           1,038,800           13,170    5.07
                                              ----------           ------                   ----------           ------
Demand deposits                                   66,293                                        63,684
Other liabilities                                 18,932                                        14,302
                                              ----------                                    ----------
       Total liabilities                       1,150,342                                     1,116,786
Stockholders' equity                              92,830                                        85,078
                                              ----------                                    ----------

       Total liabilities and
              stockholders' equity            $1,243,172                                    $1,201,864
                                              ==========                                    ==========

Net interest income                                                $9,401                                        $9,595
                                                                   ======                                        ======
Weighted average interest
     rate spread                                                              2.63%                                        2.82%
                                                                             =====                                        ======
Net yield on average
     earning assets (2)                                                       3.17%                                        3.32%
                                                                             =====                                        ======
Return on average assets                                                      0.88%                                        0.84%
                                                                             =====                                        ======
Return on average equity                                                     11.84%                                       11.88%
                                                                             =====                                        ======


(1) Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for possible loan losses divided by average earning assets

The following table presents an analysis of average yields earned and rates paid for the periods indicated:


                                                                       For the Six Months Ended June 30,
                                                            1998                                          1997
                                         ------------------------------------------      -------------------------------------
                                                              Interest   Average                          Interest    Average
                                            Average           Earned/    Yield/             Average       Earned/     Yield/
                                            Balance           Paid       Rate               Balance         Paid      Rate
                                                                         (Dollars in thousands)
Assets
Earning assets
    Short-term investments                  $16,533              $458    3.56%              $14,830           $263    3.55%
    Investment securities                   441,611            14,241    6.45               394,060         12,766    6.48
   Total loans (1)                          718,786            31,474    8.76               708,653         30,806    8.69
   Other earning assets                      17,312               521    6.00                    --             --
                                         ----------           -------                    ----------        -------
           Total earning assets
           Total earning assets           1,194,242            46,694    7.82             1,117,543         43,835    7.84
     Allowance for possible loan losses     (10,545)                                        (10,046)
                                         ----------                                      ----------
           Total earning assets less
              allowance for
              possible loan losses        1,183,697                                       1,107,497
     Other assets                            61,275                                          57,082
                                         ----------                                      ----------
           Total assets                  $1,244,972                                      $1,164,579
                                         ==========                                      ==========

Liabilities and Stockholders' Equity
Deposits
     NOW accounts                           $43,644              $298    1.37%              $40,785           $258    1.27%
     Money market accounts                   67,123               813    2.42                79,294            876    2.21
     Savings accounts                       172,658             3,303    3.83               103,227          1,547    3.00
     Time deposits                          417,549            12,082    5.79               429,294         12,296    5.73
                                         ----------           -------                    ----------        -------
Total interest bearing deposits             700,974            16,496    4.71               652,600         14,977    4.59
Borrowed funds                              369,790            11,026    5.96               350,531         10,106    5.77
                                         ----------           -------                    ----------        -------
Total interest bearing deposits and
      borrowed funds                      1,070,764            27,522    5.14             1,003,131         25,083    5.00
                                         ----------           -------                                      -------
Demand deposits                              62,913                                          61,711
Other liabilities                            19,075                                          15,503
                                         ----------                                      ----------
       Total liabilities                  1,152,752                                       1,080,345
Stockholders' equity                         92,220                                          84,234
                                         ----------                                      ----------
       Total liabilities and
            stockholders' equity         $1,244,972                                      $1,164,579
                                         ==========                                      ==========

Net interest income                                           $19,172                                      $18,752
                                                              =======                                      =======

Weighted average interest
   rate spread                                                           2.68%                                        2.84%
                                                                        =====                                        =====
Net yield on average
   earning assets (2)                                                    3.21%                                        3.36%
                                                                        =====                                        =====

Return on average assets                                                 0.87%                                        0.80%
                                                                        =====                                        =====
Return on average equity                                                11.81%                                       11.08%
                                                                        =====                                        =====


(1) Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for possible loan losses divided by average earning assets.

Net Interest Income

Net interest income decreased by $194 thousand to $9.4 million for the three months ended June 30, 1998, and increased by $420 thousand to $19.2 million for the six months ended June 30, 1998. The decrease in net interest income for the quarter is primarily related to the impact of the balance sheet realignment which included the sale of $139 million in investment securities.

Interest and Dividend Income

Interest and dividend income increased by $579 thousand (2.5%) to $23.3 million, and by $2.9 million (6.5%) to $46.7 million for the three and six month periods ended June 30, 1998, respectively, from $22.8 million and $43.8 million recorded in the same periods in 1997. The changes relate to volume increases in earning assets primarily related to the Company's decision to more fully utilize capital by enlarging its investment portfolio during the 1998 reporting period.

Interest Expense

Interest expense increased by $773 thousand (5.9%) to $13.9 million, and by $2.4 million (9.7%) to $27.5 million, for the three and six month periods ended June 30, 1998 when compared to the same periods in 1997. These increases were attributable to volume increases associated with the additional borrowings to fund the growth in the Company's investment portfolio during the 1998 reporting period.

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

The provisions for possible loan losses totaled $435 thousand and $870 thousand for the three and six months ended June 30, 1998. The provision for possible loan losses totaled $510 thousand and $1.0 million for the comparable three and six month periods in 1997. The entire provision for the first quarter of 1997 related to impaired loans as defined in SFAS No. 114,"Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118. There was no impaired provision in 1998 or the second quarter of 1997. Provisions result from management's continuing internal review of the loan portfolio as well as its judgment as to the adequacy of the reserves in light of the condition of the regional real estate and other markets, and the economy in general. As a result of increased loans, there is an expectation that the Bank will continue to find it necessary to make provisions for possible loan losses in the future. See "Financial Condition - Non-Performing Assets."

Non-Interest Income

Non-interest income consists of net gains from the sales of mortgage loans and mortgage loan servicing rights and gains on the sale of investment securities, together with fee and other non-interest income.

Non-interest income increased by $1.0 million (80.9%) to $2.3 million and by $803 thousand (32.7%) to $3.3 million for the three and six months ended June 30, 1998, respectively, compared to $1.3 million and $2.5 million for the same periods in 1997. The increase in non-interest income is due mainly to the second quarter gain on the sale of investment securities of $949 thousand that resulted from the balance sheet realignment.

Non-Interest Expense

Non-interest expense increased by $672 thousand (11.2%) to $6.7 million for the three months ended June 30, 1998, and by $316 thousand (2.6%) to $12.5 million for the six months ended June 30, 1998, compared to $6.0 million and $12.2 million for the same periods in 1997. The second quarter increase is primarily attributable to one-time costs associated with the conversion of the purchased branches to the Company's operating systems.

Income Tax Expense

The provision for income taxes for the three and six month periods ended June 30, 1998 reflects an effective tax rate that is consistent with the comparable periods in 1997. The effective tax rate in 1998 is lower due to favorable tax rates on certain investment income.

                               Financial Condition

Total assets amounted to $1,314.8 million at June 30, 1998, an increase of $117.3 million or 9.8% from $1,197.5 million at December 31, 1997

Loans

At June 30, 1998, the loan portfolio, including mortgage loans held for sale, and before consideration of the allowance for possible loan losses, was $772.9 million, representing 58.8% of total assets, compared to $718.7million or 60.0% of total assets at December 31, 1997

The following table sets forth information concerning the Company's loan portfolio at the dates indicated. The balances shown in the table are net of unadvanced funds and unearned discounts and fees

--------------------------------------------------------------------------------


                                                                 June 30, 1998          December 31, 1997
                                                           ------------------------   ----------------------
                                                                            (Dollars in thousands)
Real Estate:
          Residential                                      $227,237           29.4%   $274,865         38.2%
          Commercial                                         83,106           10.8      83,077         11.6
          Construction                                       49,063            6.3      31,851          4.4
                                                           --------          -----    --------        -----
     Total Real Estate Loans                                359,406           46.5     389,793         54.2
                                                           --------          -----    --------        -----

     Owner occupied Commercial Real Estate                   78,843           10.2      52,335          7.3

     Commercial loans                                        91,957           11.9      67,018          9.3

     Aircraft loans                                          48,735            6.3      41,220          5.8

     Consumer loans
              Home Equity, Home Improvement
                       & Second Mortgage                     66,914            8.7      59,897          8.3
               Automobile                                   119,648           15.5     103,551         14.4
               Other                                          7,388            0.9       4,901          0.7
                                                           --------          -----    --------        -----
          Total consumer loans                              193,950           25.1     168,349         23.4

               Total loans                                 $772,891          100.0%   $718,715        100.0%
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

The following table summarizes the activity in the allowance for possible loan losses (including amounts established for impaired loans) for the six months ended June 30, 1998.

--------------------------------------------------------------------------------

                                                   (Dollars in thousands)
Balance at December 31, 1997                               $10,570
Acquired Allowance - Branch Acquisition                        765
Provision for possible loan losses                             870

Charge-offs
     Mortgage                                                  758
     Owner occupied commercial real estate                      --
     Construction                                               --
     Commercial                                                206
     Consumer                                                  997
                                                          --------
Total charge-offs                                            1,961
                                                          --------

Recoveries
     Mortgage                                                  878
     Owner occupied commercial real estate                      --
     Construction                                                8
     Commercial                                                142
     Consumer                                                  154
                                                          --------
Total recoveries                                             1,182
                                                          --------

     Net charge-offs                                           779
                                                          --------

Balance at June 30, 1998                                   $11,426
                                                          ========

Total loans at end of period                              $772,891
Average loans for the period                               718,786
Allowance to loans ratio                                      1.48%
Net charge-offs to average loans ratio                        0.22%

--------------------------------------------------------------------------------

Non-Performing Assets

Non-performing assets consist of non-accruing loans (including loans impaired under SFAS No. 114), and foreclosed property. Non-performing assets totaled $6.0 million at June 30, 1998 and $6.4 million at December 31, 1997.

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

Interest income recognized on impaired loans (including restructured loans), using the cash basis of income recognition, amounted to approximately $129 and $168 thousand for the three and six months ended June 30, 1998, compared to $101 and $148 thousand for the same periods in 1997. The average recorded investment of impaired loans for the three and six months ended June 30, 1998 was $2.8 compared to $2.8 and $2.6 million for the same periods in 1997, and $2.6 million for the twelve month period ended December 31, 1997.

Foreclosed property consists mainly of real estate collateral from loans which were foreclosed.

The following table indicates the recorded investment of non-performing assets and the related valuation allowance for impaired loans.

--------------------------------------------------------------------------------

                                                      June 30, 1998                           December 31, 1997
                                               ----------------------------------      --------------------------------
                                                                    Impaired Loan                         Impaired Loan
                                               Recorded               Valuation           Recorded          Valuation
                                               Investment             Allowance         Investment          Allowance
                                               -------------        -------------       -----------       -------------
Non-accruing Loans
     Impaired Loans
          Requiring a valuation allowance             $  725               $591             $1,577             $  590
          Not requiring a valuation allowance          1,721                 --                309                 --
                                                     -------              -----            -------           --------
                                                      $2,446                591              1,886                590

          Restructured Loans                             345                155                905                420
                                                     -------              -----            -------           --------

     Total impaired                                    2,791               $746              2,791             $1,010
                                                                          =====                              ========

     Residential Mortgage                              1,381                                 1,525
     Other                                               777                                 1,228
                                                     -------                               -------

Total non-accruing                                     4,949                                 5,544

Foreclosed property, net                               1,025                                   891
                                                     -------                               -------

Total non-performing assets                           $5,974                                $6,435
                                                     =======                               =======

Percentage of non-performing assets
     to total assets                                    0.45%                                 0.54%
Percentage of allowance for possible
    loan losses to non-accruing loans                  230.9%                                190.7%

The valuation allowance for impaired loans is included in the allowance for possible loan losses on the balance sheet

--------------------------------------------------------------------------------

Investments

At June 30, 1998, the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank ("FHLB") stock and stock in the Savings Bank Life Insurance Company of Massachusetts, totaled $309.3 million or 23.5% of total assets, compared to $411.9 million or 34.4% of total assets at December 31, 1997.

To identify and control market risks associated with the investment portfolio, the Company has established policies and procedures, which include stop loss limits and stress testing on a periodic basis.

Deposits

Deposits are the primary source of funds for lending and investment activities. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition. At June 30, 1998 the Bank had total deposits of $930.0 million representing a net increase of $185.7 million compared to total deposits of $744.3 million at December 31, 1997. Approximately $143 million of deposit increase is attributed to the deposit liabilities assumed in the branch acquisition.

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

Borrowed Funds

The Bank is a member of the FHLB and is entitled to borrow from the FHLB by pledging certain assets. The Bank also utilizes short-term repurchase agreements with maturities less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. These borrowings are an alternative source of funds compared to deposits and decreased from $343.6 million at December 31, 1997 to $263.2 million at June 30, 1998.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

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

The Bank's actual capital amounts and ratios are also presented in the table. As of June 30, 1998, the OTS did not deem it necessary for an interest-rate risk component to be deducted from capital in determining risk-based capital requirements.

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

The following table displays the Bank's capital calculations as defined under prompt corrective action for the periods indicated:

                                                                                                         To Be Well
                                               First Essex Bank, FSB            For Capital          Capitalized Under Prompt
                                                Actual      Actual           Adequacy Purposes     Corrective Action Provision:
                                                Amount      Ratio             Amount    Ratio           Amount        Ratio
                                                ------      -----             ------    -----           ------        -----
June 30, 1998 (unaudited)
Tangible Capital (to Adjusted Assets)            $65,378     5.06%           $19,392   [gte] 1.50%       n/a

Tier 1 (Core) Capital (to Adjusted Assets)        65,378     5.06             38,785        3.00        $64,642 [gte]  5.00%

Tier 1 (Core) (to Risk Weighted Assets)           65,378     8.81             29,668        4.00         44,501        6.00

Total Risk Based Capital
        (to Risk Weighted Assets)                 74,667    10.07             59,335        8.00         74,169       10.00

December 31, 1997
Tangible Capital (to Adjusted Assets)            $72,319     5.91%           $17,822  [gte] 1.50%       n/a

Tier 1 (Core) Capital (to Adjusted Assets)        72,319     5.91             35,644        3.00        $59,408 [gte] 5.00%

Tier 1 Capital (to Risk Weighted Assets)          72,319     9.67             28,372        4.00         42,559       6.00

Total Risk Based Capital
         (to Risk Weighted Assets)                81,194     10.92            56,744        8.00         70,931      10.00

[gte] = greater than or equal to symbol

Year 2000

The Company began in mid-1997 to address the issues inherent in the impending change of century, otherwise known as "Year 2000". The potential problem with year 2000, which is common to most corporations, concerns the inability of information systems, primarily software programs, to properly recognize and process date sensitive information for the year 2000 and beyond. The Company has organized a bank-wide project team empowered to address and resolve all Year 2000 issues, using a comprehensive project plan. Awareness and assessment phases have been completed. Renovation, testing and implementation phases are in process.

The majority of the Company's principal software applications are provided by third party vendors. These vendors service numerous financial institution customers all of whom have the same, or similar, Year 2000 issues. These vendors have informed the Company that they are currently working to bring, their software programs into compliance. Anticipated spending by the Company for compliance maintenance and modification will be expensed as incurred, while the cost of new hardware or software will be capitalized, and depreciated or amortized over the useful life of the asset acquired. The Company has not yet completed testing of its computer software and hardware, but expects to have done so by the 4th quarter of 1998. Based on information now available to it, the Company does not believe the changes by it or its third party vendors will have a material effect on the ongoing results of operations.

In addition, the Board has established a Year 2000 Compliance Committee to oversee activities of management and others in dealing with Year 2000 issues. The Committee is working together with the management committee previously established to deal with these issues. Among the tasks the Board Compliance Committee is undertaking are the following: determining the scope of the problem to be solved and issues to be addressed; establishing priorities for the various tasks; working with management and professional consultants as required to design solutions to problems as they are discovered; monitoring, on behalf of the Board, progress made from time to time; and, reporting to the Board on a regular basis as to actions taken and progress achieved.

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

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

The Company has not yet quantified the impact of adopting SFAS No. 133 on our financial statements, and has not determined the timing of or method of our adoption of the Statement. The adoption of SFAS No. 133 could have the effect of increasing the volatility in reported earnings and other comprehensive income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process which is governed by policies established by the Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee (ALCO). In this capacity, ALCO develops guidelines and strategies impacting the Company's asset/liability related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

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

Net cash provided from operating activities totaled $23.0 million for the six months ended June 30, 1998 compared to $8.4 million that was used in operating activities for the same period in 1997. The change is primarily related to the decrease in other assets and the growth in other liabilities together with the increased sales of mortgage loans experienced during the first six months of 1998 compared to the prior period.

Net cash provided by investing activities totaled $170.2 million for the six months ended June 30, 1998 compared to cash used of $164.7 million for the comparable period in 1997. The change is due primarily to the sale of investment securities, and the cash received as part of the assumption of deposit liabilities in connection with the branch acquisition.

Net cash used in financing activities totaled $40.5 million for the six months ended June 30, 1998, compared to net cash provided of $171.3 million for the comparable period in 1997. The period to period change in the amount of cash provided from this funding source is primarily related to the repayment of borrowed funds incident to the sale of investment securities offset by the growth in deposit liabilities during the period.

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

Item 6. Exhibits and Reports on Form 8-K

         (a)   Exhibits:
         (3)   Articles of Incorporation and By-laws:
          3.1 The Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 33-10966, filed with the Securities and Exchange commission on April 17, 1987 ("Amendment No. 1 to
                 Form S-1");
          3.2 The Amended and Restated By-laws of the Company are incorporated herein by reference to Exhibit 4.1 of the Company's current report on Form 8-K filed on December 28, 1992.
         (10)  Material Contracts
        * 10.1- The First Essex Bancorp, Inc. 1987 Stock Option Plan incorporated herein by reference to Appendix B to the prospectus included in the Company's Registration Statement on Form S-8, Registration No. 33-21292, filed on April 15, 1988;
          10.2- The Shareholder Rights Agreement incorporated herein by reference to the exhibit to the company's Current Report on Form 8-K filed on October 12, 1989, as amended by the Amendment to the Shareholder Rights Plan, incorporated herein by reference to Exhibit 28.2 to the company's Current Report on Form 8-K filed on February 12, 1990.
        * 10.3- Executive Salary Continuation Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and Leonard A. Wilson incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1988;
        * 10.4-  Amended and Restated Employment Agreement dated as of
                 October 9, 1997 between Leonard A. Wilson and First Essex Bancorp, Inc., incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
        * 10.5-  Amended and Restated Employment Agreement dated as of
                 October 9, 1997 between Leonard A. Wilson and First Essex Bank, FSB, incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
        * 10.6-  Amended and Restated Employment Agreement dated as of
                 October 9, 1997 between David W. Dailey and First Essex Bancorp, Inc., incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
        * 10.7-  Amended and Restated Employment Agreement dated as of
                 October 9, 1997 between David W. Dailey and First Essex Bank, FSB, incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
        * 10.8-  Amended and Restated Employment Agreement dated as of
                 October 9, 1997 between Brian W. Thompson and First Essex Bancorp, Inc., incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

        * 10.9-  Amended and Restated Employment Agreement dated as of
                 October 9, 1997 between Brian W. Thompson and First Essex Bank, FSB, incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
        * 10.10- Special Termination Agreement dated January 1, 1994 and restated as of October 9, 1997 between Leonard A. Wilson and First Essex Bancorp, Inc. incorporated by reference to
                 Exhibit 10.10 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1997.
        * 10.11- Special Termination Agreement dated January 1, 1994 and restated as of October 9, 1997 between David W. Dailey and First Essex Bancorp, Inc. incorporated by reference to Exhibit
                 10.11 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1997.
        * 10.12- Special Termination Agreement dated January 1, 1994 and restated as of October 9, 1997 between Brian W. Thompson and First Essex Bancorp, Inc. incorporated by reference to Exhibit
                 10.12 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1997.
        * 10.13- Form of Special Termination Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB, and each of John M. DiGaetano, Wayne C. Golon, David L. Savoie and William F. Burke incorporated herein by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
        * 10.14- First Essex Bancorp, Inc. Senior Management Incentive Compensation Plan incorporated herein by reference to
                 Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994;
        * 10.15- Common Stock Option Plan for Brian W. Thompson incorporated herein by reference to Form S-8, Registration No.
                 333-22183, filed on February 21, 1997;
        * 10.16- First Essex Bancorp, Inc. 1997 Stock Incentive Plan incorporated herein by reference to Form S-8, Registration No. 333-35057, filed on September 5, 1997.
         (27)  Financial Data Schedule

         *  Management contract or compensatory plan

          (b)  Reports on Form 8-K

               An Item 5 Form 8-K reporting a Purchase and Assumption Agreement with CFX Bank, a subsidiary of CFX Corporation, for the acquisition of five branch offices was filed on April 9, 1998.

               An Item 2 Form 8-K reporting the consummation of the Purchase and Assumption Agreement with CFX Bank was filed on July 9, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   FIRST ESSEX BANCORP, INC.
                                   ----------------------------------
                                   (Registrant)





Date:  August 19, 1998             By /s/ Thomas P. Coursey
                                      -----------------------------
                                      Thomas P. Coursey
                                      Senior Vice President
                                      and Principal Accounting Officer