Form 10-Q
period 1998-09-30
FIRST ESSEX BANCORP INC
filed 1998-11-16
CIK 808246

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                    FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended 9/30/98
                               -------

                                       OR
[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from __  to


                         Commission file number 0-16143
                                                -------

                            FIRST ESSEX BANCORP, INC.
                            -------------------------

             (Exact name of registrant as specified in its charter)


     Delaware                                            04-2943217
--------------------                                   ------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                         Identification No.)


     71 Main Street, Andover,  MA                        01810
------------------------------------                   -------
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

            Yes    X              No
                  ---

The number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1998:

       Title of Class                       Shares Outstanding
     ------------------                     ------------------

     Common Stock, $.10 par value               7,563,669

                    CAUTIONARY STATEMENT FOR PURPOSES OF THE

                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
                ------------------------------------------------


The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This Report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance, assumptions, Year 2000 evaluations, and other statements which are other than statements of historical fact. The Company wishes to caution readers that the following important factors, among others, may have affected, and could in the future affect, the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company and its wholly owned banking subsidiary, First Essex Bank, FSB, must comply, and the associated costs of compliance with such laws and regulations, either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including increased competition from larger regional and out-of-state banking organizations as well as nonbank providers of various financial services; (iv) the effect of unforeseen changes in interest rates; (v) the effect of changes in the business cycle and downturns in the local, regional and national economies; and, (vi) Year 2000 risks.

                            FIRST ESSEX BANCORP, INC.

                                      INDEX

                         PART I - FINANCIAL INFORMATION




                                                                       Page
ITEM 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets as of September 30,1998
             and December 31, 1997                                        4

           Consolidated Statements of Operations for the
             three months ended September 30, 1998 and 1997               5

           Consolidated Statements of Operations for the
             nine months ended September 30, 1998 and 1997                6

           Consolidated Statements of Stockholders' Equity
             for the three months ended September 30, 1997 and 1998       7

           Consolidated Statements of Stockholders' Equity
             for the nine months ended September 30, 1997 and 1998        8

           Consolidated Statements of Cash Flows for the
             nine months ended September 30, 1998 and 1997                9

           Notes to the Consolidated Financial Statements                 10-11


ITEM 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                            12-23

ITEM 3.    Quantitative and Qualitative Disclosure
           About Market Risk                                              24


                           PART II - OTHER INFORMATION

ITEM 6.    Exhibits and Reports on Form 8-K                               25-26

                          ITEM 1. FINANCIAL STATEMENTS

                            FIRST ESSEX BANCORP, INC.
                           Consolidated Balance Sheets

                                                                   September 30,             December 31,
                                                                       1998                      1997
                                                                       ----                      ----
                                                                           (Dollars in thousands)
                                                                                 (Unaudited)
                            ASSETS
Cash and cash equivalents                                               $79,071                  $22,542
Investment securities available-for-sale                                326,027                  211,903
Investment securities held-to-maturity
   (fair value of $180,743 at December 31, 1997, Note 4)                  -----                  178,999
Stock in Savings Bank Life Insurance Company                              1,194                    1,194
Stock in Federal Home Loan Bank of Boston                                19,985                   19,803
Mortgage loans held-for-sale                                              3,795                   11,807
Loans receivable, less allowance for possible loan losses of
  $11,357 and $10,570                                                   744,350                  696,338
Foreclosed property                                                         582                      891
Bank premises and equipment                                              12,138                   10,545
Accrued interest receivable                                               7,339                    8,084
Goodwill and core deposit intangibles                                    25,081                   10,991
Other assets                                                             21,870                   24,362
                                                                         ------                   ------

     Total assets                                                    $1,241,432               $1,197,459
                                                                     ==========               ==========


                           LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Depositors' accounts                                                   $922,267                 $744,322
Borrowed funds                                                          206,130                  343,557
Mortgagors' escrow accounts                                               1,634                      561
Other liabilities                                                        15,520                   17,954
                                                                         ------                   ------
    Total liabilities                                                 1,145,551                1,106,394
                                                                      ---------                ---------

STOCKHOLDERS' EQUITY
Serial preferred stock:  $.10 par value per share; 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $.10 par value per share; 25,000,000 shares
 authorized, 9,658,836 and 9,522,424 shares issued                          967                      952
Additional paid-in capital                                               76,797                   75,303
Retained earnings                                                        34,757                   29,685
Treasury stock, at cost, 2,096,500 shares and 1,986,000 shares          (18,335)                 (15,842)
Accumulated other comprehensive income                                    1,695                      967
                                                                          -----                      ---

 Total stockholders' equity                                              95,881                   91,065
                                                                         ------                   ------

Total liabilities and stockholders' equity                           $1,241,432               $1,197,459
                                                                     ==========               ==========

                            FIRST ESSEX BANCORP, INC.
                      Consolidated Statement of Operations

                                                                          Three Months Ended September 30,
                                                                               1998             1997
                                                                               ----             ----
                                                                              (Dollars in thousands,
                                                                             except per share amounts)
                                                                                    (Unaudited)
Interest and dividend income:
  Interest on mortgage loans                                                    $9,320           $9,750
  Interest on other loans                                                        7,685            6,043
  Interest and dividends on investment securities available-for-sale             4,680            3,610
  Interest and dividends on investment securities held-to-maturity (Note 4)        359            3,399
  Interest on short-term investments                                             1,100              204
  Interest on other earning assets                                                 261              259
                                                                                   ---              ---
    Total interest and dividend income                                          23,405           23,265
                                                                                ------           ------

Interest expense
  Interest on depositors' accounts                                               9,712            8,063
  Interest on borrowed funds                                                     3,230            5,842
                                                                                 -----            -----
    Total interest expense                                                      12,942           13,905
                                                                                ------           ------

Net interest income                                                             10,463            9,360
  Provision for possible loan losses                                               290              510
                                                                                   ---              ---

Net interest income after provision for possibe loan losses                     10,173            8,850

Non-interest income
  Net gain on sales of mortgage loans and mortgage servicing rights                294              363
  Net gain on sale of investment securities                                         83              178
  Loan fees                                                                        209              110
  Other fee income                                                                 800              599
  Miscellaneous income                                                             346             ----
                                                                                   ---             ----
    Total non-interest income                                                    1,732            1,250
                                                                                 -----            -----

Non-interest expense
  Salaries and employee benefits                                                 3,554            2,760
  Buildings and equipment                                                        1,079              963
  Professional services                                                            276              239
  Information processing                                                           612              388
  Insurance                                                                         64               92
  Expenses, gains and losses on
    and write-downs of, foreclosed property                                         60              (11)
  Other                                                                          1,099              901
  Amortization of goodwill and core deposit intangible                             665              197
                                                                                   ---              ---
    Total non-interest expenses                                                  7,409            5,529
                                                                                 -----            -----

Income before provision for income taxes                                         4,496            4,571

Provision for income taxes                                                       1,698            1,921
                                                                                 -----            -----
Net income                                                                      $2,798           $2,650
                                                                                ======           ======

Earnings per share - Basic                                                       $0.37            $0.35
                                                                                 =====            =====
Earnings per share - Diluted                                                     $0.36            $0.34
                                                                                 =====            =====
Dividends declared per share                                                     $0.14            $0.12
                                                                                 =====            =====

Weighted average number of shares - basic                                    7,562,568        7,516,547
                                                                             =========        =========
Weighted average number of shares - diluted                                  7,825,132        7,825,265
                                                                             =========        =========

                            FIRST ESSEX BANCORP, INC.
                      Consolidated Statement of Operations

                                                                           Nine Months Ended September 30,
                                                                               1998             1997
                                                                               ----             ----
                                                                              (Dollars in thousands,
                                                                             except per share amounts)
                                                                                    (Unaudited)
Interest and dividend income:
  Interest on mortgage loans                                                   $27,725          $29,088
  Interest on other loans                                                       20,754           17,512
  Interest and dividends on investment securities available-for-sale            13,401           10,886
  Interest and dividends on investment securities held-to-maturity (Note 4)      5,879            8,888
  Interest on federal funds sold                                                 1,558              467
  Interest on other earning assets                                                 782              259
                                                                                   ---              ---
    Total interest and dividend income                                          70,099           67,100
                                                                                ------           ------

Interest expense
  Interest on depositors' accounts                                              26,208           23,040
  Interest on borrowed funds                                                    14,256           15,948
                                                                                ------           ------
    Total interest expense                                                      40,464           38,988
                                                                                ------           ------

Net interest income                                                             29,635           28,112
Provision for possible loan losses                                               1,160            1,530
                                                                                 -----            -----

Net interest income after provision
  for possible loan losses                                                      28,475           26,582

Non-interest income
  Net gain on sales of mortgage loans and mortgage servicing rights                976            1,281
  Net gain on sale of investment securities                                      1,049              227
  Loan fees                                                                        516              414
  Other fee income                                                               2,107            1,787
  Miscellaneous income                                                             346             ----
                                                                                   ---              ---
    Total non-interest income                                                    4,994            3,709
                                                                                 -----            -----

Non-interest expense
  Salaries and employee benefits                                                 9,662            8,458
  Buildings and equipment                                                        3,091            3,098
  Professional services                                                            894            1,030
  Information processing                                                         1,691            1,154
  Insurance                                                                        192              246
  Expenses, gains and losses on
    and write-downs of, foreclosed property                                        166              352
  Other                                                                          3,138            2,768
  Amortization of goodwill and core deposit intangible                           1,058              590
                                                                                 -----              ---
    Total non-interest expenses                                                 19,892           17,696
                                                                                ------           ------

Income before provision for income taxes                                        13,577           12,595

Provision for income taxes                                                       5,332            5,272
                                                                                 -----            -----
Net income                                                                      $8,245           $7,323
                                                                                ======           ======

Earnings per share - basic                                                       $1.09            $0.98
                                                                                 =====            =====
Earnings per share - diluted                                                     $1.05            $0.94
                                                                                 =====            =====
Dividends declared per share                                                     $0.42            $0.36
                                                                                 =====            =====

Weighted average number of shares - basic                                    7,554,655        7,487,241
                                                                             =========        =========
Weighted average number of shares - diluted                                  7,857,924        7,767,057
                                                                             =========        =========

                            FIRST ESSEX BANCORP, INC.
                 Consolidated Statements of Stockholders' Equity
                 Three Months Ended September 30, 1997 and 1998

                                                             Components of Stockholders' Equity
                                                                                                   Unrealized Gains (Losses)
                                                                                                         on Investment
                                       Comprehensive    Common     Paid in   Retained    Treasury    Securities Available-
                                           Income        Stock     Capital   Earnings      Stock        For - Sale, Net      Total
                                       -------------    ------     -------   --------    --------       ---------------     --------

                                                                   (Dollars in thousands)
                                                                         (Unaudited)
Balance at June 30, 1997                                  $949     $75,014    $26,596    ($15,842)                 $128     $86,845
Comprehensive income:
Net income                                $2,650                                2,650                                         2,650
Other comprehensive income:
  -Unrealized securities gains,
   net of $576 of tax expense,
   arising during the period                 839
  -Less: reclassifcation adjustment
   for security losses included in
   net income, net of $72 tax expense        106
                                             ---
Total other comprehensive income             733                                                                    733         733
                                             ---
Total Comprehensive income                $3,383                                                                                  0
Cash dividends declared                                   ----        ----       (896)       ----                  ----        (896)
Stock options exercised                                      2         208      -----       -----                 -----         210
                                                             -         ---      -----       -----                 -----         ---
Balance at September 30,1997                              $951     $75,222    $28,350    ($15,842)                 $861     $89,542
                                                          ====     =======    =======    ========                  ====     =======

Balance at June 30, 1998                                  $966     $76,791    $33,018    ($18,335)               $1,376     $93,816
Compehensive income:
Net income                                $2,798          ----        ----      2,798        ----                  ----       2,798
Other comprehensive income:
  -Unrealized securities gains,
   net of $246 tax expense,
   arising during the period                 369
  -Less: reclassifcation adjustment
   for security gains included in
   net income, net of $33 tax expense         50
                                              --
Total other comprehensive income             319                                                                    319         319
                                             ---
Total Comprehensive income                 3,117
Cash dividends declared                    =====          ----        ----     (1,059)       ----                  ----      (1,059)
Stock options exercised                                      1           6      -----       -----                 -----           7
                                                             -           -      -----       -----                 -----           -
Balance at September 30, 1998                             $967     $76,797    $34,757    ($18,335)               $1,695     $95,881
                                                          ====     =======    =======    ========                ======     =======

                            FIRST ESSEX BANCORP, INC.
                 Consolidated Statements of Stockholders' Equity
                  Nine Months Ended September 30, 1997 and 1998

                                                             Components of Stockholders' Equity
                                                                                                   Unrealized Gains (Losses)
                                                                                                         on Investment
                                       Comprehensive    Common     Paid in   Retained    Treasury    Securities Available-
                                           Income        Stock     Capital   Earnings      Stock        For - Sale, Net      Total
                                       -------------    ------     -------   --------    --------       ---------------     --------

                                                                   (Dollars in thousands)
                                                                         (Unaudited)
Balance at December 31, 1996                              $941     $74,408    $23,727    ($15,842)                 ($93)    $83,141
Comprehensive income:
Net income                                $7,323                                7,323                                        $7,323
Other comprehensive income:
  -Unrealized securities gains,
   net of $748 of tax expense,
   arising during the period               1,089
  -Less: reclassifcation adjustment
   for security gains included in
   net income, net of $92 tax expense        135
                                             ---
Total other comprehensive income             954                                                                    954         954
                                             ---
Total Comprehensive income                $8,277
                                          ======
Cash dividends declared                                   ----        ----     (2,700)       ----                  ----      (2,700)
Stock options exercised                                     10         814      -----       -----                 -----         824
                                                            --         ---      -----       -----                 -----         ---
Balance at September 30,1997                              $951     $75,222    $28,350    ($15,842)                 $861     $89,542
                                                          ====     =======    =======    ========                  ====     =======

Balance at December 31, 1997                              $952     $75,303    $29,685    ($15,842)                 $967     $91,065
Compehensive income:
Net income                                $8,245          ----        ----      8,245        ----                  ----       8,245
Other comprehensive income:
  -Unrealized securities gains,
   net of $905 tax expense,
   arising during the period               1,357
  -Less: reclassifcation adjustment
   for security gains included in
   net income, net of $420 tax expense       629
                                             ---
Total other comprehensive income             728                                                                    728        728
                                             ---

Total Comprehensive income                $8,973
Cash dividends declared                   ======          ----        ----     (3,173)       ----                  ----      (3,173)
Stock options exercised                                     15       1,494                                                    1,509
Acquisition of treasury stock                            -----       -----      -----      (2,493)                 ----      (2,493)
                                                         -----       -----      -----      ------                  ----      ------
Balance at September 30, 1998                             $967     $76,797    $34,757    ($18,335)               $1,695     $95,881
                                                          ====     =======    =======    ========                ======     =======

                            FIRST ESSEX BANCORP, INC
                      Consolidated Statements of Cash Flows

                                                                                            Nine Months Ended September 30,
                                                                                            -------------------------------
                                                                                                 1998             1997
                                                                                                 ----             ----
                                                                                                 (Dollars in thousands)
                                                                                                       (Unaudited)
Cash flows from operating activities
  Net income                                                                                     $8,245           $7,323
Adjustments to reconcile net income to net cash provided by operating activities
  Provision for possible loan losses                                                              1,160            1,530
  Provision for depreciation and amortization                                                     1,450            1,408
  Gain on sales of foreclosed property                                                             (277)            (451)
  Write-down of foreclosed property                                                                  16               35
  Amortization of goodwill and core deposit intangible                                            1,058              590
  Amortization of investment securities discounts and premiums, net                               1,228              437
  Proceeds from sales of mortgage loans and mortgage servicing rights                            84,321           64,597
  Mortgage loans originated for sale                                                            (75,333)         (65,317)
  Realized gains on the sale of investment securities                                            (1,049)            (227)
  Realized gains on the sale of mortgage loans and mortgage servicing rights, net                  (976)          (1,281)
  (Increase) decrease in accrued interest receivable                                                745           (1,662)
  (Increase) decrease in other assets                                                             3,960          (17,508)
  Increase (decrease) in other liabilities                                                       (2,821)           5,938
                                                                                                -------          -------
Net cash provided by (used in) operating activities                                              21,727           (4,588)

Cash flows from investing activities
  Acquisition of branch assets and assumed deposit liabilities, net of cash received             65,033             ----
  Proceeds from sales of available-for-sale securities                                          167,614           58,819
  Proceeds from maturities and principal payments of available-for-sale securities               50,982           28,753
  Proceeds from maturities and principal payments of held-to-maturity securities                 37,456           15,069
  Purchases of available-for-sale securities                                                   (169,179)        (113,317)
  Purchases of held-to-maturity securities                                                      (21,892)         (96,124)
  Purchases of Federal Home Loan Bank stock                                                        (182)          (4,286)
  Loans originated and purchased, net of principal collected                                      8,312          (26,139)
  Proceeds from sales of foreclosed property                                                      2,891            3,949
  Purchases of bank premises and equipment                                                         (821)            (779)
                                                                                               --------         --------
Net cash provided by (used in) investing activities                                              140,214        (134,055)

Cash flows from financing activities
  Net increase in demand deposits, NOW accounts and savings accounts                             41,446           44,684
  Net increase (decrease) in term deposits                                                       (3,800)           5,026
  Net decrease in borrowed funds with maturities of three months or less                        (68,811)         (30,351)
  Proceeds from borrowed funds with maturities in excess of three months                         72,000          221,000
  Repayments of borrowed funds with maturities in excess of three months                       (143,017)        (110,895)
  Increase in mortgagors' escrow accounts                                                           923              720
  Dividends paid                                                                                 (3,169)          (2,689)
  Stock options exercised                                                                         1,509              824
  Common stock repurchases                                                                       (2,493)            ----
                                                                                               --------         --------
  Net cash provided by (used in) financing activities                                          (105,412)         128,319
                                                                                               --------         --------
  Net increase (decrease) in cash and cash equivalents                                           56,529          (10,324)
Cash and cash equivalents at beginning of period                                                 22,542           38,078
                                                                                               --------         --------

Cash and cash equivalents at end of period                                                      $79,071          $27,754
                                                                                               ========         ========

Supplemental disclosure of cash flow information:
    Interest paid during the year                                                               $41,077          $37,675
    Income taxes paid during the year                                                             5,565            5,231
    Cost incurred in early repayment of Federal Home Loan Bank advances                             150             ----
Supplemental schedule of noncash financing and investing activities:
    Real estate acquired through foreclosure                                                        661            2,414

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

   A reconciliation between basic and diluted EPS is as follows:

                                                    Three Months Ended                  Nine Months Ended
                                                       September 30,                      September 30,
                                                   1998             1997              1998             1997
                                                   ----             ----              ----             ----

  Net income available to common shareholders     $2,798           $2,650            $8,245           $7,323
                                                  ======           ======            ======           ======

  Basic EPS:
    Basic Common Stock outstanding                 7,563            7,517             7,555            7,487
                                                   =====            =====             =====            =====

  Basic EPS                                        $0.37            $0.35             $1.09            $0.98
                                                   =====            =====             =====            =====

  Diluted EPS:
    Basic Common Stock outstanding                 7,563            7,517             7,555            7,487
    Plus: Common Stock from options                  262              308               303              280
                                                     ---              ---               ---              ---
    Dilutive common stock outstanding              7,825            7,825             7,858            7,767
                                                   =====            =====             =====            =====

    Diluted EPS:                                   $0.36            $0.34             $1.05            $0.94
                                                   =====            =====             =====            =====

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

          Loans net                                                $  60,425
          Bank premises and equipment                                  2,222
          Core deposit intangible                                     10,544
          Goodwill                                                     4,580
          Prepaid expenses and other assets                              434
          Deposit and repurchase agreement liabilities assumed      (142,701)
          Accrued expenses and other liabilities                        (537)
                                                                   -----------
          Net cash received                                        $  65,033
                                                                   ===========

4. Investment Securities

   During the second quarter of 1998, all securities previously classified as "Held-to-Maturity" in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" were reclassified to "Available-for-Sale". This reclassification was the result of an analysis of the strategic alternatives for the securities portfolio and had no impact on the reported earnings for the period. On a prospective basis, the Company is no longer classifying investment securities as held-to-maturity.

ITEM 2. MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            FIRST ESSEX BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                               September 30, 1998

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


                             Results of Operations
                             ---------------------


General
-------


The three months ended September 30, 1998 was the first full quarter of operations for the four branches acquired at the end of the second quarter. The activity associated with the new loans, deposits, personnel and facilities acquired in this acquisition account for the majority of the fluctuations in the comparative data between the third quarter of 1998 and 1997.

Net income for the three months ended September 30, 1998 was $2.8 million compared to $2.7 million for same period in 1997, or a 6% increase. Net interest income totaled $10.5 million for the quarter compared to $9.4 million for the same period in 1997. Net interest income was higher by $1.1 million compared to the prior comparable period due mainly to lower cost funding sources resulting from increased levels of core deposits. Non-interest income for the quarter increased $482 thousand due primarily to receipt of a special one-time payment from the Depositors Insurance Fund of Massachusetts, the entity that insures the Bank's deposits in excess of FDIC insurance coverages. Non-interest expense for this same three-month period increased by $1.9 million which is primarily attributable to the salaries, information processing and other volume-related expenditures related to the June branch acquisition, as well as amortization of premium paid in this acquisition.

Net income for the nine months ended September 30, 1998 was $8.2 million compared to $7.3 million for the same period in 1997, or a 13% increase. The increase in net income over the comparative nine months in 1997 was comprised of higher net interest income of $1.5 million and higher non-interest income of $1.3 million and a decrease in the provision for loan losses of $370 thousand, offset by increases in non-interest expense and income tax expense of $2.2 million and $60 thousand, respectively.

The following table presents an analysis of average yields earned and rates paid for the periods indicated:

                                                            For the Three Months Ended September 30,
                                                             1998                                 1997
                                                             ----                                 ----
                                                           Interest    Average                  Interest    Average
                                               Average      Earned/     Yield/      Average      Earned/     Yield/
                                               Balance       Paid        Rate       Balance       Paid        Rate
                                             ----------    --------    -------    ----------    --------    -------

                                                                     (Dollars in thousands)

Assets
Earning assets
  Short-term investments                        $85,320     $1,100       5.16%       $22,857       $204       3.57%
  Investment securities                         364,031      5,039       5.54        431,707      7,009       6.50
  Total loans (1)                               764,114     17,005       8.90        704,720     15,793       8.96
  Other earning assets                           17,348        261       6.00         17,266        259       6.00
                                                 ------        ---                    ------        ---
      Total earning assets                    1,230,813     23,405       7.61      1,176,550     23,265       7.91
  Allowance for possible loan losses            (11,536)                             (10,289)
                                                -------                              -------
      Total earning assets less allowance
        for possible loan losses              1,219,277                            1,166,261
  Other assets                                   41,969                               71,536
                                                 ------                               ------
      Total assets                           $1,261,246                           $1,237,797
                                             ==========                           ==========

Liabilities and Stockholders' Equity
Deposits
  NOW accounts                                  $50,757       $160       1.26%       $40,218       $132       1.31%
  Money market accounts                          83,835        761       3.63         69,694        416       2.39
  Savings accounts                              212,157      1,927       3.63        133,925      1,170       3.49
  Time deposits                                 492,180      6,864       5.58        432,778      6,345       5.86
                                                -------      -----                   -------      -----
Total interest bearing deposits                 838,929      9,712       4.63        676,615      8,063       4.77
Borrowed funds                                  218,343      3,230       5.92        390,882      5,842       5.98
                                                -------      -----                   -------      -----
Total interest bearing deposits and
    borrowed funds                            1,057,272     12,942       4.90      1,067,497     13,905       5.21
                                              ---------     ------                 ---------     ------
Demand deposits                                  90,412                               64,192
Other liabilities                                18,363                               17,953
                                                 ------                               ------
    Total liabilities                         1,166,047                            1,149,642
Stockholders' equity                             95,199                               88,155
                                                 ------                               ------
    Total liabilities and
      stockholders' equity                   $1,261,246                           $1,237,797
                                             ==========                           ==========

Net interest income                                        $10,463                               $9,360
                                                           =======                               ======

Weighted average interest
  rate spread                                                            2.71%                                2.70%
                                                                         ====                                 ====
Net yield on average
  arning assets (2)                                                      3.40%                                3.18%
                                                                         ====                                 ====

Return on average assets                                                 0.89%                                0.86%
                                                                         ====                                 ====
Return on average equity                                                11.76%                               12.02%
                                                                        =====                                =====


(1) Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for possible loan losses divided by average earning assets

The following table presents an analysis of average yields earned and rates paid for the periods indicated:

                                                            For the Nine Months Ended September 30,
                                                             1998                                 1997
                                                             ----                                 ----
                                                           Interest    Average                  Interest    Average
                                               Average      Earned/     Yield/      Average      Earned/     Yield/
                                               Balance       Paid        Rate       Balance       Paid        Rate
                                             ----------    --------    -------    ----------    --------    -------

                                                                     (Dollars in thousands)

Assets
Earning assets
  Short-term investments                        $39,714      $1,558      5.24%       $17,535        $467      3.55%
  Investment securities                         402,158      19,280      6.39        406,747      19,774      6.48
  Total loans (1)                               734,066      48,479      8.81        707,391      46,600      8.78
  Other earning assets                           17,324         782      6.00          5,755         259      6.00
                                                 ------         ---                    -----         ---
      Total earning assets                    1,193,262      70,099      7.83      1,137,428      67,100      7.87
  Allowance for possible loan losses            (10,879)                             (10,128)
                                                -------                              -------
      Total earning assets less allowance
        for possible loan losses              1,182,383                            1,127,300
    Other assets                                 67,570                               61,953
                                                 ------                               ------
      Total assets                           $1,249,953                           $1,189,253
                                             ==========                           ==========

Liabilities and Stockholders' Equity
Deposits
  NOW accounts                                  $46,041        $458      1.33%       $40,594        $390      1.28%
  Money market accounts                          72,755       1,574      2.88         76,059       1,292      2.26
  Savings accounts                              185,969       5,230      3.75        113,572       2,717      3.19
  Time deposits                                 442,718      18,946      5.71        430,468      18,641      5.77
                                                -------      ------                  -------      ------
Total interest bearing deposits                 747,483      26,208      4.67        660,693      23,040      4.65
Borrowed funds                                  318,753      14,256      5.96        364,129      15,948      5.07
                                                -------      ------                  -------      ------
Total interest bearing deposits and
    borrowed funds                            1,066,236      40,464      5.06      1,024,822      38,988      5.11
                                              ---------      ------                ---------      ------
Demand deposits                                  72,180                               62,547
Other liabilities                                18,313                               16,326
                                                 ------                               ------
    Total liabilities                         1,156,729                            1,103,695
Stockholders' equity                             93,224                               85,558
                                                 ------                               ------
    Total liabilities and
      stockholders' equity                   $1,249,953                           $1,189,253
                                             ==========                           ==========

Net interest income                                         $29,635                              $28,112
                                                            =======                              =======

Weighted average interest
  rate spread                                                            2.77%                                2.80%
                                                                         ====                                 ====
Net yield on average
  earning assets (2)                                                     3.31%                                3.29%
                                                                         ====                                 ====

Return on average assets                                                 0.88%                                0.82%
                                                                         ====                                 ====
Return on average equity                                                11.79%                               11.44%
                                                                        =====                                =====


(1) Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for possible loan losses divided by average earning assets.

Net Interest Income
-------------------

Net interest income increased by $1.1 million to $10.5 million for the three months ended September 30, 1998, and increased by $1.5 million to $29.6 million for the nine months ended September 30, 1998. The increase in net interest income for the quarter is primarily related to the lower cost funding sources which resulted from increased levels of core deposits.

Interest and Dividend Income
----------------------------

Interest and dividend income increased by $140 thousand to $23.4 million, and by $3.0 million to $70.1 million for the three and nine month periods ended September 30, 1998, respectively, from $23.3 million and $67.1 million recorded in the same periods in 1997. The changes relate to volume increases in earning assets primarily related to increased levels of loans.

Interest Expense
----------------

Interest expense decreased by $963 thousand to $12.9 million, and increased by $1.5 million to $40.5 million, for the three and nine month periods ended September 30, 1998 when compared to the same periods in 1997. These changes were attributable to volume increases associated with the additional borrowings to fund the growth in the Company's investment portfolio during the first six months of 1998 with a shift to lower cost core deposit funding sources during the third quarter of 1998.

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

The provisions for possible loan losses totaled $290 thousand and $1.2 million for the three and nine months ended September 30, 1998. The provision for possible loan losses totaled $510 thousand and $1.5 million for the comparable three and nine month periods in 1997. The entire provision for the third quarter of 1998 related to impaired loans as defined in SFAS No. 114,"Accounting by Creditors for Impairment of a Loan", as amended by SFAS No. 118 compared to $411 thousand in the third quarter of 1997. There was no impaired provision in the first two quarters of 1998 or the second quarter of 1997. The entire first quarter provision for the first quarter of 1997 related to impaired loans. Provisions result from management's continuing internal review of the loan portfolio as well as its judgment as to the adequacy of the reserves in light of the condition of the regional real estate and other markets, and the economy in general. As a result of increased loans, there is an expectation that the Bank will continue to find it necessary to make provisions for possible loan losses in the future. See "Financial Condition - Non-Performing Assets."

Non-Interest Income
-------------------

Non-interest income consists of net gains from the sales of mortgage loans and mortgage loan servicing rights and gains on the sale of investment securities, together with fee and other non-interest income.

Non-interest income increased by $482 thousand to $1.7 million and by $1.3 million to $5.0 million for the three and nine months ended September 30, 1998, respectively, compared to $1.2 million and $3.7 million for the same periods in 1997. The year-to-date increase in non-interest income is due mainly to the second quarter gain on the sale of investment securities of $949 thousand that resulted from the balance sheet realignment while the third quarter increase is due to higher amounts of fee income and a special payment of $346 thousand from the Depositors Insurance Fund of Massachusetts, partially offset by reduced levels of gains on the sales of investment securities and mortgage loans.

Non-Interest Expense
--------------------

Non-interest expense increased by $1.9 million to $7.4 million for the three months ended September 30, 1998, and by $2.2 million to $19.9 million for the nine months ended September 30, 1998, compared to $5.5 million and $17.7 million for the same periods in 1997. The increase in the third quarter of 1998 is primarily due to the salaries, information processing and other volume related expenditures related to the branch acquisition in June. Additionally, approximately $200 thousand of one-time costs related to the acquisition were incurred in the third quarter of 1998.

Income Tax Expense
------------------

The provision for income taxes for the three and nine month periods ended September 30, 1998 reflects an effective tax rate that is consistent with the comparable periods in 1997. The effective tax rate in 1998 is lower due to favorable tax rates on certain investment income.

                               Financial Condition
                               -------------------

Total assets amounted to $1,241.4 million at September 30, 1998, an increase of $44.0 million or 3.7% from $1,197.5 million at December 31, 1997

Loans
-----

At September 30, 1998, the loan portfolio, including mortgage loans held for sale, and before consideration of the allowance for possible loan losses, was $759.5 million, representing 61.2% of total assets, compared to $718.7 million or 60.0% of total assets at December 31, 1997.

The following table sets forth information concerning the Company's loan portfolio at the dates indicated. The balances shown in the table are net of unadvanced funds and unearned discounts and fees

----------------------------------------------------------------------------------------------------

                                                    September 30, 1998        December 31, 1997
                                                    ------------------        -----------------
                                                              (Dollars in thousands)

Real Estate:
    Residential                                   $208,702         27.5%    $274,865        38.2%
    Commercial                                      82,223         10.8       83,077        11.6
    Construction                                    55,256          7.3       31,851         4.4
                                                    ------          ---       ------         ---
  Total Real Estate Loans                          346,181         45.6      389,793        54.2
                                                   -------         ----      -------        ----

  Owner occupied Commercial Real Estate             67,194          8.8       52,335         7.3

  Commercial loans                                  91,887         12.1       67,018         9.3

  Aircraft loans                                    53,531          7.1       41,220         5.8

  Consumer loans
      Home Equity, Home Improvement
          & Second Mortgage                         61,467          8.1       59,897         8.3
      Automobile                                   132,049         17.4      103,551        14.4
      Other                                          7,193          0.9        4,901         0.7
                                                     -----          ---        -----         ---
    Total consumer loans                           200,709         26.4      168,349        23.4
                                                   -------         ----      -------        ----

      Total loans                                 $759,502        100.0%    $718,715       100.0%
                                                  ========        =====     ========       =====

----------------------------------------------------------------------------------------------------

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

The following table summarizes the activity in the allowance for possible loan losses (including amounts established for impaired loans) for the nine months ended September 30, 1998.

--------------------------------------------------------------------------------
                                                    (Dollars in thousands)

Balance at December 31, 1997                                $10,570
Acquired Allowance - Branch Acquisition                         765
Provision for possible loan losses                            1,160

Charge-offs
  Mortgage                                                      347
  Owner occupied commercial real estate                         ---
  Construction                                                  ---
  Commercial                                                    206
  Consumer                                                    1,496
                                                              -----
Total charge-offs                                             2,049
                                                              -----

Recoveries
  Mortgage                                                      547
  Owner occupied commercial real estate                         ---
  Construction                                                   10
  Commercial                                                    209
  Consumer                                                      145
                                                                ---
Total recoveries                                                911
                                                                ---

  Net charge-offs                                             1,138
                                                              -----

Balance at September 30, 1998                               $11,357
                                                            =======

Total loans at end of period                               $759,502
                                                           ========
Average loans for the period                                734,066
                                                            =======
Allowance to loans ratio                                       1.50%
                                                               ====
Net charge-offs to average loans ratio                         0.15%
                                                               ====

--------------------------------------------------------------------------------

Non-Performing Assets
---------------------

Non-performing assets consist of non-accruing loans (including loans impaired under SFAS No. 114), and foreclosed property. Non-performing assets totaled $6.5 million at September 30, 1998 and $6.4 million at December 31, 1997.

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

Interest income recognized on impaired loans (including restructured loans), using the cash basis of income recognition, amounted to approximately $234 and $402 thousand for the three and nine months ended September 30, 1998, compared to $38 and $186 thousand for the same periods in 1997. The average recorded investment of impaired loans for the three and nine months ended September 30, 1998 was $3.2 and $2.9 compared to $2.8 and $2.8 million for the same periods in 1997, and $2.6 million for the twelve month period ended December 31, 1997.

Foreclosed property consists mainly of real estate collateral from loans which were foreclosed.

The following table indicates the recorded investment of non-performing assets and the related valuation allowance for impaired loans.

------------------------------------------------------------------------------------------------------------------------

                                                     September 30, 1998                     December 31, 1997

                                                                 Impaired Loan                         Impaired Loan
                                               Recorded            Valuation           Recorded          Valuation
                                              Investment         Allowance (1)        Investment       Allowance (1)
                                              ----------         -------------        ----------       -------------

Non-accruing Loans
  Impaired Loans
    Requiring a valuation allowance             $1,977                $888              $1,577            $  590
    Not requiring a valuation allowance          1,133                 ---                 309               ---
                                                 -----                 ---                 ---               ---
                                                $3,110                 888               1,886               590

    Restructured Loans                             337                 172                 905               420
                                                   ---                 ---                 ---               ---

  Total impaired                                 3,447              $1,060               2,791            $1,010
                                                                    ======                                ======

  Residential Mortgage                           1,423                                   1,525
  Other                                          1,087                                   1,228
                                                 -----                                   -----

Total non-accruing                               5,957                                   5,544

Foreclosed property, net                           582                                     891
                                                   ---                                     ---

Total non-performing assets                     $6,539                                  $6,435
                                                ======                                  ======

Percentage of non-performing assets
  to total assets                                 0.53%                                   0.54%
Percentage of allowance for possible
  loan losses to non-accruing loans              190.6%                                  190.7%


(1) The valuation allowance for impaired loans is included in the allowance for possible loan losses on the balance sheet

------------------------------------------------------------------------------------------------------------------------

Investments
-----------

At September 30, 1998, the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank ("FHLB") stock and stock in the Savings Bank Life Insurance Company of Massachusetts, totaled $347.2 million or 28.0% of total assets, compared to $411.9 million or 34.4% of total assets at December 31, 1997.

To identify and control market risks associated with the investment portfolio, the Company has established policies and procedures, which include stop loss limits and stress testing on a periodic basis.

Deposits
--------

Deposits are the primary source of funds for lending and investment activities. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition. At September 30, 1998 the Bank had total deposits of $922.3 million representing a net increase of $177.9 million compared to total deposits of $744.3 million at December 31, 1997. Approximately $121.0 million of the deposit increase is attributed to the deposit liabilities assumed in the branch acquisition.

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

Borrowed Funds
--------------

The Bank is a member of the FHLB and is entitled to borrow from the FHLB by pledging certain assets. The Bank also utilizes short-term repurchase agreements with maturities less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. These borrowings are an alternative source of funds compared to deposits and decreased from $343.6 million at December 31, 1997 to $206.1 million at September 30, 1998 as the Bank was able to replace them with lower cost core deposits.




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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

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

The Bank's actual capital amounts and ratios are also presented in the table. As of September 30, 1998, the OTS did not deem it necessary for an interest-rate risk component to be deducted from capital in determining risk-based capital requirements.

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

The following table displays the Bank's capital calculations as defined under prompt corrective action for the periods indicated:
--------------------------------------------------------------------------------

                                                                                                           To Be Well
                                               First Essex Bank, FSB            For Capital         Capitalized Under Prompt
                                                  Actual    Actual           Adequacy  Purposes   Corrective Action Provision:
                                                  Amount    Ratio             Amount     Ratio       Amount          Ratio
                                                  ------    -----            --------  --------      ------          -----

September 30, 1998 (unaudited)
Tangible Capital (to Adjusted Assets)             $68,801    5.63%            $18,333  > 1.50%         n/a
                                                                                       -

Tier 1 (Core) Capital (to Adjusted Assets)         68,801    5.63              36,666    3.00        $61,110  >       5.00%
                                                                                                              -

Tier 1 (Core) (to Risk Weighted Assets)            68,801    9.08              30,308    4.00         45,462          6.00

Total Risk Based Capital
    (to Risk Weighted Assets)                      78,282    10.33             60,615    8.00         75,769         10.00


December 31, 1997
Tangible Capital (to Adjusted Assets)             $72,319    5.91%            $17,822  > 1.50%         n/a
                                                                                       -

Tier 1 (Core) Capital (to Adjusted Assets)         72,319    5.91              35,644    3.00        $59,408  >       5.00%
                                                                                                              -

Tier 1 Capital (to Risk Weighted Assets)           72,319    9.67              28,372    4.00         42,559          6.00

Total Risk Based Capital
    (to Risk Weighted Assets)                      81,194   10.92              56,744    8.00         70,931         10.00

Year 2000

The Company has addressed the issues inherent in the impending change of century, otherwise known as "Year 2000", or "Y2K". The potential problem with year 2000 concerns the inability of information systems, primarily software programs, to properly recognize and process date sensitive information for the year 2000 and beyond. A bank-wide project team has been organized to address and resolve Y2K issues. In addition, the Board has established a Year 2000 Compliance Oversight Committee to oversee activities of management and others in dealing with Y2K issues.

A principal issue with which the Company is faced is the Y2K preparedness of its third party vendor who supplies the Company's primary application systems. These systems are the loan and deposits systems, and the general ledger application. This vendor has developed plans to deal with the Y2K problem and the Company is closely monitoring the remediation progress of this plan. The Company is also involved in the testing of all applicable changes that have occurred in the vendor's software, together with addressing other mission critical systems.

A.  The Company's State of Readiness

In preparing for the change of century, the Company has reviewed and assessed both information technology (IT) and non-IT systems. IT systems include all significant operating systems (e.g., the deposit system, platform teller system, financial reporting system, payroll system, loan systems, etc.). The non-IT systems (otherwise known as "embedded technology") include items such as vault doors, elevators, and security systems. Monitoring the state of readiness is accomplished by reviewing the various phases of the Company's project plan. These phases are defined as follows:
1. Awareness - defining the Y2K problem, informing employees and customers, developing a strategy, project team and plan to resolve issues and risks attendant to the problem.
2. Assessment - determining the size and complexity of the Y2K problem together with the magnitude of the effort needed to correct the issues. It includes establishing an inventory of IT and non-IT systems, identification of the "mission critical" items, and a determination of the resources necessary to address the mission critical items.
3. Analysis, renovation (or remediation) and implementation analyzing and replacing hardware and software (e.g., personal computers, e-mail, voice response units, etc.), software reprogramming, third-party vendor certifications, and other associated changes necessary to correct the items determined to be mission critical.
4. Validation (or testing) and contingency planning - post-renovation incremental testing of new, existing and renovated hardware and software, together with testing the connectivity of new, existing and renovated systems to each other. The major validation for the Company relates to the renovation efforts of its third party provider of the Company's major application systems. Contingency planning accounts for the possibility that, even with renovation, Y2K issues may still arise.

The following table reflects the Company's progress to date, and expected completion date, with respect to these phases:

       ----------------------------------------------------
                               Estimated      Estimated
       Phase Description       Completion     Completion
                                 % (*)           Date
       ----------------------------------------------------
       Awareness                 100%         August 1998
       ----------------------------------------------------
       Assessment                100          August 1998
       ----------------------------------------------------
       Analysis, renovation
       and implementation         80          March 1999
       ----------------------------------------------------
       Validation and
       contingency planning       10          June 1999
       ----------------------------------------------------

       (*) Percentages are rounded to the nearest 10%.




B.  Costs To Address The Company's Year 2000 Issues

The following table details the expenditures (period and capital) incurred to date by the Company, together with the estimated expenditures that will be incurred to bring the Y2K project to closure. Period expenditures have been or will be expensed in the period incurred. Capital expenditures have been or will be capitalized and amortized over the estimated useful life of the item.

  ($000's)
-------------------------------------------------------------------------------------
Description             Incurred   Additional    Additional      Total         %
                         to date      1998          1999      Expenditures  Complete
                                  Expenditures  Expenditures                  (*)
-------------------------------------------------------------------------------------
Period expenditures:
-------------------------------------------------------------------------------------
Management and staff
salaries, and Board
fees                      $ 90        $ 40          $130          $260        30%
-------------------------------------------------------------------------------------
Y2K consulting fees         30          25            80           135        20
-------------------------------------------------------------------------------------
Third party vendor
expense and system
testing                     30          10            20            60        50
-------------------------------------------------------------------------------------
Capital expenditures:
-------------------------------------------------------------------------------------
Replacement of
noncompliant
IT and non-IT systems      140          60           200           400        35
-------------------------------------------------------------------------------------

         (*) Percentages are rounded to the nearest 10%.


C.  The Risks of the Company's Year 2000 Issues

The worst case scenario for the Company would be major and prolonged disruptions in electrical power and telephone communications. Due to the branch network's dependence on computer and telephone links for data retrieval and security mechanisms, it would be difficult to operate in either or both of these situations. The Company has been and will continue to interact with these suppliers, and review the results of their testing, to confirm their readiness for the Year 2000. Another risk scenario for the Company would be temporary business disruptions of its large commercial borrowers due to their failure(s) to be prepared for Y2K. The financial impact of this contingency on borrowers could cause income and cash flow shortfalls for the Company. The Company has begun a process of surveying and evaluating its commercial customers with respect to their readiness for the change of century by means of a questionnaire. This process allows the Company to be more proactive in planning for this contingency. If warranted, the Company's Reserve for Possible Loan Losses would be increased and an appropriate charge-off would be recorded for the estimated impact of the customer's failure to be compliant. New loans and loan renewals have clauses inserted in the loan documents to address the borrowers' Y2K readiness.

Because the more probable risk scenarios of the Company would be intermittent, minor and short-term IT systems failures that were not previously anticipated, the Company is addressing these risks by means of formulating "contingency plans".

D.  The Company's Contingency Plans

The Company intends to develop contingency plans for its core business operations. Core business operations are those processes that are required to maintain the ongoing business of the Company. To date, there have been nine (9) core operations identified. Initially, a template for contingency plan design will be developed for one of these operations. This template will then be used in the design of contingency plans for the other eight identified operations. The initial plan should be finalized by the end of November, 1998 and will include the possible contingencies along with other courses of action to be availed of in the event this contingency occurs. The final product of this phase will be the development and scenario testing of a "core business resumption plan" (CBRP) for the selected test case. Development and scenario testing of CBRP's for the other identified core business functions will follow.




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

Recent Accounting Developments
------------------------------

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information". This pronouncement is effective for the Company's 1998 financial statements. SFAS No. 131 requires additional disclosures regarding segments of an enterprise, if any, that are used by the enterprise for making operating decisions and assessing performance. Management continues to evaluate the applicability of this statement to the Company.

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

The Company has not yet quantified the impact of adopting SFAS No. 133 on the financial statements, and has not determined the timing of or method of the adoption of the Statement. The adoption of SFAS No. 133 could have the effect of increasing the volatility in reported earnings and other comprehensive income.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
-------  ---------------------------------------------------------

Market Risk
-----------

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

Interest Rate Risk
------------------

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

Net cash provided from operating activities totaled $21.7 million for the nine months ended September 30, 1998 compared to $4.6 million that was used in operating activities for the same period in 1997. The change is primarily related to the decrease in other assets and the growth in other liabilities together with the increased sales of mortgage loans experienced during the first nine months of 1998 compared to the prior period.

Net cash provided by investing activities totaled $140.2 million for the six months ended September 30, 1998 compared to cash used of $134.1 million for the comparable period in 1997. The change is due primarily to the sale of investment securities, and the cash received as part of the assumption of deposit liabilities connected with the branch acquisition in the second quarter of 1998.

Net cash used in financing activities totaled $105.4 million for the nine months ended September 30, 1998, compared to net cash provided of $128.3 million for the comparable period in 1997. The period to period change in the amount of cash provided from this funding source is primarily related to the repayment of borrowed funds incident to the sale of investment securities in the second quarter of 1998.

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

                            FIRST ESSEX BANCORP, INC.
                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
   (a)  Exhibits:
   (3)  Articles of Incorporation and By-laws:
    3.1 The Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 33-10966, filed with the Securities and Exchange commission on April 17, 1987 ("Amendment No. 1 to Form S-1").
    3.2 The Amended and Restated By-laws of the Company are incorporated herein by reference to Exhibit 4.1 of the Company's current report on Form 8-K filed on December 28, 1992.
 (10)   Material Contracts
 *10.1- The First Essex Bancorp, Inc. 1987 Stock Option Plan incorporated herein by reference to Appendix B to the prospectus included in the Company's Registration Statement on Form S-8, Registration No. 33-21292, filed on April 15, 1988.
  10.2- The Shareholder Rights Agreement incorporated herein by reference to the exhibit to the company's Current Report on Form 8-K filed on October 12, 1989, as amended by the Amendment to the Shareholder Rights Plan, incorporated herein by reference to Exhibit 28.2 to the company's Current Report on Form 8-K filed on February 12, 1990.
 *10.3- Executive Salary Continuation Agreement between First Essex Bancorp,
        Inc., First Essex Bank, FSB and Leonard A. Wilson incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for fiscal year ended December 31, 1988.
 *10.4- Amended and Restated Employment Agreement dated as of October 9, 1997 between Leonard A. Wilson and First Essex Bancorp, Inc., incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
 *10.5- Amended and Restated Employment Agreement dated as of October 9, 1997 between Leonard A. Wilson and First Essex Bank, FSB, incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
 *10.6- Amended and Restated Employment Agreement dated as of October 9, 1997 between David W. Dailey and First Essex Bancorp, Inc., incorporated herein by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
 *10.7- Amended and Restated Employment Agreement dated as of October 9, 1997 between David W. Dailey and First Essex Bank, FSB, incorporated herein by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
 *10.8- Amended and Restated Employment Agreement dated as of October 9, 1997 between Brian W. Thompson and First Essex Bancorp, Inc., incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
 *10.9- Amended and Restated Employment Agreement dated as of October 9, 1997 between Brian W. Thompson and First Essex Bank, FSB, incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
*10.10- Special Termination Agreement dated January 1, 1994 and restated as of October 9, 1997 between Leonard A. Wilson and First Essex Bancorp, Inc. incorporated by reference to Exhibit 10.10 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1997.
*10.11- Special Termination Agreement dated January 1, 1994 and restated as of
        October 9, 1997 between David W. Dailey and First Essex Bancorp, Inc. incorporated by reference to Exhibit 10.11 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1997.
*10.12- Special Termination Agreement dated January 1, 1994 and restated as of
        October 9, 1997 between Brian W. Thompson and First Essex Bancorp, Inc. incorporated by reference to Exhibit 10.12 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1997.
*10.13- Form of Special Termination Agreement between First Essex Bancorp, Inc.,
        First Essex Bank, FSB, and each of John M. DiGaetano, Wayne C. Golon, David L. Savoie and William F. Burke incorporated herein by reference to
        Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
*10.14- First Essex Bancorp, Inc. Senior Management Incentive Compensation
        Plan incorporated herein by reference to Exhibit 10.9 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
*10.15- Common Stock Option Plan for Brian W. Thompson incorporated herein by reference to Form S-8, Registration No. 333-22183, filed on February 21, 1997.
*10.16- First Essex Bancorp, Inc. 1997 Stock Incentive Plan incorporated herein by reference to Form S-8, Registration No. 333-35057, filed on September 5, 1997.
 11.1 A statement regarding the computation of earnings per share is included in Item 1 of this report (Note 2 to Notes to Consolidated Financial Statements).
 (27)   Financial Data Schedule

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


                                             FIRST ESSEX BANCORP, INC.
                                             -------------------------
                                             (Registrant)




  Date: November 13, 1998                 By /s/ Thomas P. Coursey
                                             ---------------------
                                             Thomas P. Coursey
                                             Senior Vice President
                                             and Principal Accounting Officer