Form 10-K
period 1998-12-31
FIRST ESSEX BANCORP INC
filed 1999-03-30
CIK 808246

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended                  Commission file number 0-16143
   December 31, 1998

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

                              Yes [X]       No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.                                                                   [ ]

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing sale price on The Nasdaq Stock Market on March 12, 1999 was $124,170,363.

As of March 12, 1999, 7,614,634 shares of the registrant's common stock, $.10 par value, were outstanding.

--------------------------------------------------------------------------------

                           DOCUMENTS INCORPORATED BY REFERENCE

Selected information from the Registrant's Proxy Statement for the annual meeting to be held May 6, 1999, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998, is incorporated by reference into Part III of this report


                    CAUTIONARY STATEMENT FOR PURPOSES OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

First Essex Bancorp, Inc. ( "First Essex" or the "Company") desires to take advantage of the new "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This Report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance, assumptions, and other statements which are other than statements of historical fact. The Company wishes to caution readers that the following important factors, among others, may have affected, and could in the future affect, the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company and the Bank must comply, the cost of compliance either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within in its market area, increasing consolidation within the banking industry, and increasing competition from larger regional and out-of-state banking organizations as well as nonbank providers of various financial services; (iv) the effect of unforeseen changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the New England and national economy.

                                TABLE OF CONTENTS

                                     Part I

 Item 1.  Business                                                                                  1
 Item 2.  Properties                                                                                9
 Item 3.  Legal Proceedings                                                                        11
 Item 4.  Submission of Matters to a Vote of Security Holders                                      11

                             Part II

 Item 5.  Market for the Registrant's Equity and Related Stockholder Matters                       12
 Item 6.  Selected Financial Data                                                                  13
 Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations    14
 Item 7A. Quantitative and Qualitative Disclosures About Market Risk                               29
 Item 8.  Financial Statements and Supplementary Data                                              34
 Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure     74

                            Part III

Item 10.  Directors and Executive Officers of the Registrant                                       74
Item 11.  Executive Compensation                                                                   74
Item 12.  Security Ownership of Certain Beneficial Owners and Management                           74
Item 13.  Certain Relationships and Related Transactions                                           74

                             Part IV

Item 14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K                        74

Signatures                                                                                         77

                                     PART I

                                ITEM 1. BUSINESS

                                     GENERAL

First Essex Bancorp, Inc.

The Company is a Delaware corporation whose primary activity is to act as the parent holding company for First Essex Bank, FSB (the "Bank"). Until December 1, 1993, the business of First Essex Bancorp, Inc. was conducted through two banking subsidiaries, First Essex Savings Bank, a Massachusetts-chartered savings bank and First Essex Savings Bank of New Hampshire, a Guaranty Savings Bank. The New Hampshire bank was owned through a second tier holding company, First Essex Bancorp of New Hampshire, Inc., which was merged into First Essex Bancorp, Inc. on December 1, 1993.

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

Pursuant to a Purchase and Assumption Agreement, the Bank purchased certain assets and assumed certain deposit liabilities of another financial institution in June 1998. Because this branch acquisition was an acquisition of assets and not the acquisition of a business, separate entity or a subsidiary, no historical financial statements or pro-forma financial statements are required, and because the deposit liabilities assumed exceed the assets acquired, there was a cash payment made to the Bank as a result of this transaction.

At December 31, 1998, the Bank had total assets of $1.2 billion. The Bank is principally engaged in the business of attracting deposits from the general public and investing in residential mortgage, construction, commercial real estate, commercial and consumer loans. The Bank also makes investments in various investment securities to provide a source of interest and dividend income. The Bank currently maintains 19 full service banking offices at various locations throughout its market area. The Bank's deposits are insured by the Federal Deposit Insurance Corporation (the "FDIC").

                                   MARKET AREA

First Essex's market area is centered approximately 25 miles north of Boston at the intersection of two major highways: Interstate Route 93, the major north-south roadway connecting Boston with the northern Boston suburban communities and New Hampshire, and Interstate Route 495. The Bank's principal executive offices are located in Andover, Massachusetts, and its main banking office and two of its branches are located in Lawrence, Massachusetts. Other branches are in the surrounding communities of Andover, North Andover, Haverhill, Lowell and Methuen, Massachusetts and Concord, Hillsboro, Londonderry, Manchester, Pelham, Salem and Windham, New Hampshire.

                            CURRENT MARKET CONDITIONS

The New England region, including those portions of northeastern Massachusetts and southern New Hampshire that constitute First Essex's market area, continues to experience growth.

Loan demand to finance new and existing home sales has remained strong for the last three years. Commercial loans to small and mid-size businesses in the area continue to benefit from a growing economy characterized by expansion with little price inflation, although the competition among lenders for these loans remains intense. Automobile sales continued to show strength in 1998 and First Essex participated in that growth through an indirect automobile lending program that was begun early in 1994. The general improvement in consumer confidence and the consumer's willingness to take on additional debt was reflected in the growth in direct lending to consumers.

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

Limitation on Capital Distributions

OTS regulations impose limitations upon all capital distributions, other than stock dividends, by savings institutions. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that meets or exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier I Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the percentage by which its capital to assets ratio exceeds the ratio of its fully phased-in capital requirements to its assets) at the beginning of the calendar year; or

(ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its fully-phased in requirement or the OTS notified the Bank that it was in need of more than normal supervision, the Bank's ability to make capital distributions would be restricted. In addition, the OTS could prohibit any proposed capital distribution by any institution if it determines that such distribution would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, which took effect on December 19, 1992, the Bank generally would be prohibited from making any capital distribution if, after the distribution, the Bank would have (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a Tier I core capital ratio of less than 3%. As of December 31, 1998, the Bank exceeds all fully-phased in capital requirements.

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

Quantitative measures are established by regulation regarding minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 1998, the most recent notification received from the OTS categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain the total risk-based, Tier I risk-based and Tier I adjusted asset ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

FDICIA required that the OTS revise risk-based capital standards, with appropriate transition rules, to ensure that they take account of interest rate risk, concentration of risk and the risks of nontraditional activities. Under OTS regulation effective January 1, 1994, a savings institution with interest rate risk exposure above a specified percentage must deduct a specified interest rate risk component when calculating total capital for purposes of determining whether it meets OTS risk-based capital requirements. As of December 31, 1998, the OTS did not deem it necessary for an interest-rate risk component to be deducted from capital in determining risk-based capital requirements.

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

                               LENDING ACTIVITIES

General

At December 31, 1998, the loan portfolio, before deducting the allowance for loan losses, was $733.9 million, representing 58.8% of total assets and an increase of $15.2 million over the prior year. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses."

During 1998, every category of loans evidenced growth with the exception of residential real estate, which experienced sizable paydowns as a result of the significant refinancings that took place in the first half of the year. The overall increase reflects the loans acquired in the branch acquisition (Note 2) together with the stronger marketing effort by the Bank in the commercial and consumer loan areas. First Essex originates residential first mortgage loans, commercial real estate loans, construction loans, consumer loans and commercial loans. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."

The following table sets forth information concerning First Essex's loan portfolio, including mortgage loans held for sale, at the dates indicated. The balances shown in the table are net of unadvanced funds and unearned discounts and fees. Required disclosure regarding maturity distribution is shown on pages 26 and 27.

--------------------------------------------------------------------------------

                                                                        Years Ended December 31,
                                     1998               1997                1996                 1995               1994
                             ----------------    -----------------   ----------------    -----------------    -----------------
                                                           (Dollars in Thousands)
Real Estate:
     Residential             $189,983    25.9%   $274,865    38.2%   $301,869    42.9%   $235,204     47.0%   $264,848     61.6%
     Commercial                88,774    12.1      83,077    11.6     102,718    14.6      53,504     10.7      25,786      6.0
     Construction              43,220     5.9      31,851     4.4      24,855     3.5      14,210      2.8      15,527      3.6
                             --------   -----    --------   -----    --------   -----    --------    -----    --------    -----
Total real estate loans      $321,977    43.9    $389,793    54.2    $429,442    61.0    $302,918     60.5    $306,161     71.2
                             --------   -----    --------   -----    --------   -----    --------    -----    --------    -----

Owner occupied commercial
     real estate               62,800     8.6      52,335     7.3      29,465     4.2          --       --          --       --

Commercial loans               89,690    12.2      67,018     9.3      63,695     9.0      66,737     13.4      55,377     12.9

   Aircraft loans              59,657     8.1      41,220     5.8      33,802     4.8      14,478      2.9         522      0.1

Consumer loans:
      Home Equity, Home
        Improvement
        & Second Mortgage      59,003     8.0      59,897     8.3      52,280     7.4      35,257      7.1      25,263      5.9
      Automobile              134,613    18.4     103,551    14.4      92,175    13.1      76,590     15.3      34,906      8.1
      Other                     6,143     0.8       4,901     0.7       3,800     0.5       4,071      0.8       7,582      1.8
                             --------   -----    --------   -----    --------   -----    --------    -----    --------    -----
Total consumer loans          199,759    27.2     168,349    23.4     148,255    21.0     115,918     23.2      67,751     15.8
                             --------   -----    --------   -----    --------   -----    --------    -----    --------    -----

Total loans                  $733,883   100.0%   $718,715   100.0%   $704,659   100.0%   $500,051    100.0%   $429,811    100.0%
                             --------   -----    --------   -----    --------   -----    --------    -----    --------    -----

--------------------------------------------------------------------------------

Residential Mortgage Loans

The Bank originates residential first mortgage loans in its market area. At December 31, 1998, the residential mortgage loan portfolio was $190.0 million, representing 25.9% of the loan portfolio. The Bank's residential first mortgage loan products consist of six-month, one-year, three-year, five-year and seven-year adjustable-rate mortgages and fixed-rate mortgages, having terms of 15 to 30 years.

Commercial Real Estate Loans

The Bank also holds loans secured by commercial real estate, such as manufacturing, retail, apartment and office buildings. At December 31, 1998, the commercial real estate loan portfolio had an outstanding balance of $88.8 million, representing 12.1% of the Bank's loan portfolio.

Generally, commercial real estate loans in the portfolio have been made to finance the acquisition or retention of income producing properties. The current policy of the Company is to limit commercial real estate loans primarily to properties in eastern Massachusetts and southern New Hampshire.

Commercial real estate loans generally reprice over periods ranging from six months to five years based on a published prime rate or other index.

Construction Loans

Construction loans are primarily made to developers and builders for the construction of commercial and single family properties. Construction loans have generally been made with maturities of one year or less and a price based on the published prime rate, subject to renewal or extension by the Bank. Additionally, loans are made to qualified individuals for construction of single-family owner-occupied homes that convert to permanent mortgages upon completion of construction. At December 31, 1998, the Bank's construction loan portfolio had an outstanding balance of $43.2 million, representing 5.9% of the loan portfolio.

Owner-Occupied Commercial Real Estate Loans

Owner-occupied commercial real estate loans are extensions of credit to commercial borrowers for the construction or purchase of business space, primarily for the borrower's own use, or loans to commercial borrowers for operating purposes in which the Bank has taken real estate occupied by the borrower as collateral. In these instances, the cash flow of the borrower's business is the primary source of repayment. At December 31, 1998, this portfolio had total outstandings of $62.8 million, representing 8.6% of the Bank's loan portfolio.

Commercial Loans

At December 31, 1998, the portfolio of commercial loans totaled $89.7 million, representing 12.2% of the loan portfolio. The Bank offers secured and unsecured demand loans, time loans, term loans, lines of credit and working capital loans which are short term or have adjustable rates. Commercial loans are originated by the Bank's commercial lending officers who are supported by a credit, processing and documentation staff.

Aircraft Loans

The Bank also has a niche market in commercial and consumer aircraft lending, which represented 8.1% of the loan portfolio, at December 31, 1998. Commercial aircraft loans totaled $54.8 million and consumer aircraft loans totaled $4.9 million of the $59.7 million aircraft portfolio.

Consumer Loans

The portfolio of consumer loans, representing 27.2% of the loan portfolio, consists of automobile loans, fully or partially secured personal loans, boat loans, second mortgage loans, home equity loans and education loans, as well as unsecured personal loans, which totaled $199.8 million at December 31, 1998. Automobile loans include dealer indirect loans, as well as loans originated directly in retail branches. The Bank offers a variable rate home equity line of credit called "First Line Equity Credit". This product consists of a line of credit, secured by a second mortgage on residential property, with a monthly adjustable interest rate at a margin above a published prime rate.

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

At December 31, 1998, the Bank's residential loan servicing portfolio totaled $23.2 million.

                              NONPERFORMING ASSETS

General

Nonperforming assets consist of nonaccruing loans (including impaired and restructured loans) and foreclosed property. For further information regarding the impairment of loans see "Provision for Loan Losses" included in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Nonaccruing Loans

It is the general practice of the Bank to discontinue accrual of interest on loans for which payment of interest or principal is 90 days or more past due and such other loans where collection of interest and principal is doubtful. All previously accrued but uncollected interest is reversed against current period interest income when a loan is placed on nonaccrual status. At December 31, 1998, the Bank's nonaccruing loans totaled $5.5 million which was essentially the same amount at December 31, 1997. For further information regarding the Bank's nonaccruing loans, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Non-Performing Assets."

Restructured Loans

These are loans on which concessions have been made in light of the debtor's financial difficulty with the objective of maximizing recovery and with respect to which the renegotiated payment terms are being met. At December 31, 1998 and 1997, the Bank had restructured loans with outstanding principal balances of $447,000 and $905,000 respectively. For further information regarding restructured loans, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Nonperforming Assets."

Foreclosed Property

Foreclosed property at December 31, 1998 totaled $575,000 compared to $891,000 at December 31, 1997.

Foreclosed property consists of real or tangible property that collateralized a loan prior to foreclosure or repossession. These properties are carried at the lower of cost or the estimated net realizable values. Any decreases in value prior to sale are charged to operations.

For further information regarding the Bank's foreclosed property, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Nonperforming Assets."

                              INVESTMENT ACTIVITIES

The Bank maintains an investment portfolio to provide a source of interest and dividend income and a potential source of liquidity to meet lending demand and deposit flows. At December 31, 1998, the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, stock in the Federal Home Loan Bank of Boston and stock of the Savings Bank Life Insurance Company of Massachusetts, was $367.0 million, or 29.4% of total assets.

Interest and dividend income on the investment portfolio generated 29.4% of total interest and dividend income for the year ended December 31, 1998. See
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Investments" for further information regarding the investment portfolio.

The Bank's investment strategy seeks to provide liquidity and realize current income while preserving principal. The Bank will generally invest only in government or corporate bonds or securities issued in the United States and will only purchase bonds which are rated A or higher at the time of purchase.

                                    DEPOSITS

The Bank offers a range of deposit accounts including regular and passbook savings, NOW, money market and demand deposit accounts. The Bank offers a number of relationship products which allow customers to combine balances in checking and savings accounts in order to avoid service and maintenance fees, and obtain free banking services. These relationship products also include discounts on installment loans and bonus rates on certificates of deposit. The Bank also offers 60-day to 7 year term deposit certificates. Interest rates on these certificates vary according to the term selected. From time to time, the Bank promotes various types of accounts with the intention of changing the maturity schedule of its liabilities. See also Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operation - Deposits."

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

                                    EMPLOYEES

At December 31, 1998, the Bank had 340 employees, of whom 81 were part-time. None of the employees of the Bank are represented by a collective bargaining group and management considers its relations with its employees to be good.

                               ITEM 2. PROPERTIES

The following table sets forth certain information relating to properties owned or used in banking activities at December 31, 1998

                                  Owned              Lease              Renewal           Total Office Space
            First Essex Bank    or Leased       Expiration Date     Option Through          in Square Feet
            ----------------    ---------       ---------------     --------------          --------------

Corporate Headquarters (1):
   71 Main Street                 Leased       January 31, 2005    January 31, 2015             12,859
   Andover, MA

Main Banking Office (2):
   296 Essex Street               Owned               N/A                 N/A                   32,000
   Lawrence, MA

Operations Center:
   900 Chelmsford Street          Leased         May 12, 2000        May 12, 2010               31,478
   Lowell, MA

Mortage Origination Office:
   216 Lafayette Road             Leased       October 31, 1999           N/A                     661
   North Hampton, NH

Consumer Lending Office:
   211 North Main Street          Leased         May 30, 1999        May 30, 2001                1,260
   Andover, MA                                   May 30, 2000        May 30, 2010                 800

Branch Offices:
   460 South Union Street         Leased       February 28, 2009   February 28, 2029             3,500
   Lawrence, MA

   555 Broadway                   Owned               N/A                 N/A                    2,000
   Lawrence, MA

   750 Main Street                Owned               N/A                 N/A                    3,100
   Haverhill, MA

   555 Chickering Road            Leased        March 31, 2002      March 31, 2012               4,549
   North Andover, MA

   211 North Main Street          Leased        April 30, 2002      April 30, 2007               4,710
   Andover, MA

   125 Merrimack Street           Owned               N/A                 N/A                    3,000
   Methuen, MA

                               Item 2. Properties
                                   (continued)

                                 Owned             Lease                 Renewal        Total Office Space
         First Essex Bank      or Leased      Expiration Date        Option Through       in Square Feet
         ----------------      ---------      ---------------        --------------       --------------

Branch Offices (continued):
   15 Burnham Road               Leased        June 30, 2000          June 30, 2015            3,700
   Methuen, MA

   539 South Broadway (3)        Leased     September 30, 2002     September 30, 2012          5,400
   Salem, NH

   1 Wall Street (4)             Owned              N/A                    N/A                 7,400
   Windham, NH

   100 Bridge Street             Leased        June 30, 2003          June 30, 2008            6,899
   Pelham, NH

   24 Orchard View Drive         Leased      November 30, 2003      November 30, 2008          3,130
   Londonderry, NH

   900 Chelmsford Street         Leased     September 30, 2001     September 30, 2006          1,400
   Lowell, MA

   20 North Broadway             Owned              N/A                    N/A                 3,800
   Salem, NH

   73 West Street                Owned              N/A                    N/A                 5,600
   Concord, NH

   161 North State Street        Owned              N/A                    N/A                22,560
   Concord, NH

   53 West Main Street           Owned              N/A                    N/A                 4,276
   Hillsborough, NH

   1 Wall Street (5)             Leased        June 30, 2001          June 30, 2011           21,787
   Manchester, NH

(1) In February 1995, the address of the corporate headquarters and the principal executive offices of the Company moved to 71 Main Street, Andover, Massachusetts. This site also serves as a branch location.

(2) Includes two contiguous buildings at 284 Essex Street and 286-288 Essex Street which were aquired in 1972 and 1980, respectively, as well as an adjacent parking lot at 7 Lawrence Street which was acquired in 1981.

(3) Second floor of building is subleased for a two year term, commencing on April 1, 1998 and terminating on March 31, 2000. There is an option to renew for three additional 3 year terms.

(4) Second floor of building is leased for a two year term, commencing on March 1, 1999 and terminating on February 28, 2001. There is an option to renew for two additional 1 year terms.

(5) 1,500 s/f of space is subleased on a month to month basis.

Management believes that the Company's existing facilities are adequate for the conduct of its business.

                            ITEM 3. LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incident to its business, none of which are believed by management to be material to the financial condition or operations of the Company.

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders during the fourth quarter of 1998.

                                     PART II

                 ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND
                           RELATED STOCKHOLDER MATTERS

First Essex Bancorp, Inc. common stock is traded over-the-counter on the Nasdaq National Market System under the symbol FESX.

At December 31, 1998, there were 7,611,635 shares outstanding and 1,266 shareholders of record. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

The price information regarding the Company's common stock in the following table is based on high and low closing sales prices.

--------------------------------------------------------------------------------

                                                                  Dividend
                                   Price Per Share               Declared
 1998                          HIGH               LOW            per Share
 ----                          ----               ---            ---------

 First Quarter               $26.125           $20.000                $.14
 Second Quarter               25.250            21.250                 .14
 Third Quarter                23.984            15.000                 .14
 Fourth Quarter               18.875            13.750                 .16

 1997
 ----

 First Quarter               $16.750           $13.375                $.12
 Second Quarter               17.500            14.500                 .12
 Third Quarter                20.500            16.500                 .12
 Fourth Quarter               23.250            19.000                 .14

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

The Bank is prohibited from paying cash dividends, to the extent that any such payment would reduce its capital below required regulatory capital levels or would impair the liquidation account established in connection with its conversion from mutual to stock form. See Item 1. "Business - Regulation - Limitation on Capital Distributions" and Note 16 to the consolidated financial statements included in response to Item 8 - "Financial Statements and Supplementary Data" of this report for further discussion.

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

                         ITEM 6. SELECTED FINANCIAL DATA

                                                                           At December 31,
                                           1998                 1997               1996             1995            1994
                                           ----                 ----               ----             ----            ----
                                                                       (Dollars in thousands)
Balance Sheet Data:
 Total assets                            $1,248,014        $1,197,459         $1,067,175        $808,792        $806,872
 Loans receivable, net                      722,622           708,145            694,121         493,499         422,574
 Investment securities (1)                  367,407           416,021            315,749         275,900         346,943
 Foreclosed property                            575               891              1,880           1,756           3,038
 Deposits                                   934,695           744,322            690,953         491,469         456,878
 Borrowed funds                             201,499           343,557            274,958         245,569         279,948
 Stockholders' equity                        97,082            91,065             83,141          60,172          54,757

                                                                      Years Ended December 31,
                                           1998                 1997               1996             1995            1994
                                           ----                 ----               ----             ----            ----
                                                          (Dollars in thousands, except per share data)
Operating Data:
 Interest and
  dividend income                           $93,460           $90,078            $63,545         $60,914         $45,057
 Interest expense                            52,512            52,377             37,317          37,081          22,707
                                           --------           -------            -------         -------         -------

  Net interest income                        40,948            37,701             26,228          23,833          22,350
  Provision for loan losses                   1,440             2,040              1,415             770              --
  Net gain (loss) on sales
   of securities                              1,344               439                497             (13)             --
  Net gain on sales of mortgage loans
   and mortgage servicing rights              1,338             1,628              1,352           1,431             260
  Net gain on sales of
   foreclosed property                          373               502                109              53             141
  Other income                                4,183             3,021              2,416           2,290           2,301
  Noninterest expenses                       28,551            24,866             20,034          19,297          19,331
  Income tax
   expense (benefit)                          7,130             6,672                 40              75            (805)
                                           --------           -------            -------         -------         -------

 Net income                                 $11,065            $9,713             $9,113          $7,452          $6,526
                                           --------           -------            -------         -------         -------

Per Share Data:
  Earnings per share - basic (2)              $1.46             $1.30              $1.51           $1.24           $1.08
  Earnings per share - diluted (2)             1.41              1.25               1.47            1.22            1.08
  Dividends declared                           0.58              0.50               0.48            0.40            0.28
  Book value at
   end of period                              12.75             12.08              11.20            9.99            9.10

  Selected Financial Ratios:
  Return on average assets                     0.90%             0.80%              1.08%           0.91%           0.94%
  Return on average equity                    11.73             10.54              14.37           12.79           12.42
  Average equity as a
   percentage of average assets                7.63              7.32               7.54            7.09            7.56
  Weighted average interest
   rate spread                                 2.84              2.77               2.72            2.56            3.02
  Net yield on average
   earning assets                              3.44              3.31               3.22            2.99            3.33

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

(2) Earnings per share computed in accordance with Statement of Financial Accounting Standards No. 128.

--------------------------------------------------------------------------------

                  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

General

The results of operations of the Company consist primarily of the results of operations of the Bank which is the Company's sole subsidiary. Net income for the year ended December 31, 1998 totaled $11.1 million (or $1.41 per diluted share) compared to $9.7 million (or $1.25 per diluted share) for the same period in 1997, an increase of 14% or $1.4 million. The improvement was in part due to the increase in net average earnings assets combined with the increase in the weighted average interest rate spread.

Analysis of Average Yields Earned and Rates Paid

The following table presents an analysis of average yields earned and rates paid for the years indicated:

                                                                       Years Ended December 31,
                                                                       ------------------------

                                                  1998                                  1997                           1996
                                       ---------------------------     ----------------------------    ---------------------------
                                                 Interest  Average                Interest  Average              Interest  Average
                                       Average    Earned/   Yield/     Average    Earned/    Yield/    Average    Earned/   Yield/
                                       Balance     Paid      Rate      Balance      Paid      Rate     Balance     Paid      Rate
                                       -------     ----      ----      -------      ----      ----     -------     ----      ----
                                                                     (Dollars in thousands)
                Assets
                ------
Earning assets:
   Short-term investments               $42,580   $2,318     5.45%      $9,826      $585     5.95%     $8,589      $451      5.25%
   Investment securities                390,182   25,054     6.42      405,639    26,418     6.51     267,493    16,202      6.06
   Other earning assets                  17,336    1,043     6.02        7,333       517     7.05          --        --
   Total loans (1)                      739,091   65,045     8.80      715,772    62,558     8.74     538,758    46,892      8.70
                                     ----------  -------            ----------   -------             --------   -------

   Total earning assets               1,189,189   93,460     7.86    1,138,570    90,078     7.91     814,840    63,545      7.80
                                     ----------  -------            ----------   -------             --------   -------

Allowance for loan losses               (11,037)                       (10,197)                        (6,734)
                                     ----------                     ----------                       --------

Total earning assets less
   allowance for loan losses          1,178,152                      1,128,373                        808,106
   Other assets                          57,071                         57,841                         32,652
                                     ----------                     ----------                       --------
Total Assets                         $1,235,223                     $1,186,214                       $840,758
                                     ----------                     ----------                       --------

Liabilities and Stockholders' Equity
------------------------------------
   NOW accounts                          44,048      518     1.18%      40,806       527     1.29%     32,846       399      1.21%
   Money market accounts                 66,263    2,200     3.32       73,571     1,698     2.31      72,632     1,606      2.21
   Savings accounts                     196,343    7,037     3.58      123,204     4,134     3.36      49,822       862      1.73
   Time deposits                        450,104   25,602     5.69      422,978    24,870     5.88     320,649    19,079      5.95
                                     ----------  -------            ----------   -------             --------   -------
Total interest bearing
   deposits                             756,758   35,357     4.67      660,559    31,229     4.73     475,949    21,946      4.61
Borrowed funds                          289,229   17,155     5.93      359,390    21,148     5.88     259,070    15,371      5.93
                                     ----------  -------            ----------   -------             --------   -------
Total interest bearing deposits
   and borrowed funds                 1,045,987   52,512     5.02    1,019,949    52,377     5.14     735,019    37,317      5.08
Demand deposits                          77,467                         62,220                         30,804
Other liabilities                        17,473                         17,204                         11,530
                                     ----------                     ----------                       --------
 Total liabilities                    1,140,927                      1,099,373                        777,353
Stockholders' equity                     94,296                         86,841                         63,405
                                     ----------                     ----------                       --------
Total liabilities and
 stockholders' equity                $1,235,223                     $1,186,214                       $840,758
                                     ----------                     ----------                       --------

Net interest income                              $40,948                         $37,701                        $26,228
                                                 -------                         -------                        -------

Weighted average rate spread                                 2.84%                           2.77%                           2.72%
                                                             ----                            ----                            ----

Net yield on earning assets (2)                              3.44%                           3.31%                           3.22%
                            --                               ----                            ----                            ----

(1)  Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for loan losses divided by average interest earnings assets

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

--------------------------------------------------------------------------------

                                                                        Years ended December 31,
                                                                        ------------------------

                                                1998 Compared to 1997                      1997 Compared to 1996
                                                ---------------------                      ---------------------
                                                  Increase (Decrease)                  Increase (Decrease)
                                                        Due to                              Due to
                                                  -------------------                  --------------------
                                                Volume        Rate       Total       Volume       Rate       Total
                                                ------        ----       -----       ------       ----       -----
                                                                        (Dollars in thousands)
Interest and dividend income:
 Loans before the allowance for
  loan losses                                    $2,038        $449     $2,487      $15,392        $274      $15,666
 Investment securities                           (1,007)       (357)    (1,364)       8,917       1,299       10,216
 Interest on other earning assets                   705        (179)       526          517           0          517
 Federal funds sold and short-term investments    1,788         (55)     1,733           70          64          134
                                                 ------       -----     ------      -------        ----      -------

Total interest and dividend income                3,524        (142)     3,382       24,896       1,637       26,533
                                                 ------       -----     ------      -------        ----      -------

Interest expense:
 Savings deposits                                 2,457         449      2,906        2,122       1,370        3,492
 Time deposits                                    1,162          60      1,222        6,089        (298)       5,791
 Borrowed funds                                  (4,125)       132      (3,993)       5,952        (175)       5,777
                                                 ------       -----     ------      -------        ----      -------

  Total interest expense                           (506)        641        135       14,163         897       15,060
                                                 ------       -----     ------      -------        ----      -------

 Net interest and dividend income                $4,030       ($783)    $3,247      $10,733        $740      $11,473
                                                 ------       -----     ------      -------        ----      -------

--------------------------------------------------------------------------------

Net Interest Income

Net interest income increased by $3.2 million to $40.9 million for the year ended December 31, 1998, representing an 8.6% increase from $37.7 million in 1997. The increase in net interest income was primarily due to the increase of 13 basis points in the net yield on average earning assets combined with the volume increases in outstanding loans and short term investments partially offset by the decreased investment securities.

Net interest income increased by $11.5 million to $37.7 million for the year ended December 31, 1997, representing a 43.7% increase from $26.2 million in 1996. The increase in net interest income was primarily due to the $323.7 million increase (39.7%) in average earning assets (primarily associated with the Finest acquisition) along with an increase of 9 basis points in the net yield on average earning assets. As reflected in the above rate/volume table, the primary contributor to the 1997 increase was the volume increases in outstanding loans.

Interest and Dividend Income

Interest and dividend income increased by $3.4 million (3.8%) to $93.5 million for the year ended December 31, 1998 from $90.1 million for the year ended December 31, 1997. This increase was due to an overall increase in average earning assets from $1,138.6 million in 1997 to $1,189.2 million in 1998, a 4.4% increase. The net yield on average earning assets rose 13 basis points from the 1997 yield of 3.31% to 3.44% in 1998 primarily due to a decrease in the cost of funds and secondarily due to a shift to higher yielding commercial loans.

Interest and dividend income increased by $26.5 million (41.8%) to $90.1 million for the year ended December 31, 1997 from $63.5 million in 1996. This increase was due to the increase in average earning assets associated with the Finest acquisition and the increased leveraging. Average earning assets increased from $814.8 million in 1996 to $1,138.6 million in 1997, a 39.7% increase. The net yield on average earning assets rose 9 basis points from the 1996 yield of 3.22% to 3.31% in 1997 due primarily to the volume increases associated with the Finest acquisition.

Interest Expense

Interest expense increased marginally ($135,000 or 0.3%) to $52.5 million for the year ended December 31, 1998 from $52.4 million in 1997. The volume increases in savings and time deposits were more than offset by the volume decreases in borrowed funds. The total weighted cost of funds decreased 12 basis points from 5.14% in 1997 to 5.02% in 1998.

Interest expense increased by $15.1 million (40.4%) to $52.4 million for the year ended December 31, 1997 from $37.3 million in 1996. The increase was also volume related and attributable to deposits acquired in the Finest acquisition together with increased borrowings. The total weighted cost of funds increased slightly from a level of 5.08% in 1996 to 5.14% in 1997.

Provision for Loan Losses

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

Losses on loans are provided for under the accrual method of accounting. Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management's evaluation of the amount required to meet estimated losses inherent in the loan portfolio after weighing various factors. Among the factors management may consider are the quality of specific loans, risk characteristics of the loan portfolio generally, the level of non-accruing loans, current economic conditions, trends in delinquencies and charge-offs and collateral values of the underlying security. See "Financial Condition - Allowance for Loan Losses". Ultimate losses may vary significantly from the current estimates. Losses on loans, including impaired loans, are charged against the allowance when management believes the collectability of principal is doubtful.

Provisions for loan losses totaled $1.4 million, $2.0 million, and $1.4 million for the years ended December 31, 1998, 1997 and 1996, respectively. The 1998 provision was net of a $463,000 reversal of previous provisions for impaired loans. Included in the other provision amounts were $635,000 and $659,000, respectively, of provisions for losses related to impaired loans for fiscal 1997 and 1996. Provisions result from management's continuing internal review of the loan portfolio as well as its judgment as to the adequacy of the reserves in light of the condition of the regional real estate market and the economy generally. As a result of increased loans, there is an expectation that the Bank will continue to find it necessary to make provisions for loan losses in the future. See "Financial Condition - Non-Performing Assets."

The Bank's total allowance for loan losses was $11.3 million or 204.8% of non-accruing loans at December 31, 1998 compared to $10.6 million or 190.7% at December 31, 1997 and $10.5 million or 222.4% at December 31, 1996.

Noninterest Income

Noninterest income consists of net gains from sales of securities, net gains from sales of loans and loan servicing rights, fee and other noninterest income.

Noninterest income increased 34.9% to $6.9 million for the year ended December 31, 1998 compared to $5.1 million in 1997. The primary reasons for this $1.8 million increase were a $905,000 increase in gains on the sales of investment securities (of which approximately $231,000 were the result of gains realized on the sale of securities transferred from the held-to-maturity classification), and a $71,000 increase in total fee income, offset by a $290,000 decrease in gains on sales of mortgage loans. Other noninterest income was a result of a special payment received from the Massachusetts Depositors Insurance Fund of $346,000 and interest on a state tax refund of $145,000.

Noninterest income increased 19.3% to $5.1 million for the year ended December 31, 1998 compared to $4.3 million in 1996. The primary reason for the increase from 1996 to 1997 was a $631,000 increase in fee income from $2.4 million in 1996 to $3.0 million in 1997. Gains on the sales of mortgage loans and mortgage servicing rights also rose by $276,000 from $1.4 million in 1996, to $1.6 million in 1997

Noninterest Expenses

Noninterest expenses increased by $3.8 million (15.7%) to $28.2 million for the year ended December 31, 1998 compared to $24.4 million in 1997. The majority of this increase relates to the acquisition of four banking offices in June 1998, and the operation, throughout the reminder of the year, of these additional banking offices.

Noninterest expenses increased by $4.4 million (22.3%) to $24.4 million for the year ended December 31, 1997 compared to $19.9 million in 1996. Much of this increase is attributable to operating five more banking offices in 1997 than in 1996.

Salaries and employee benefits increased by $1.4 million (12.2%) to $13.0 million for the year ended December 31, 1998 from $11.6 million in 1997 and $10.1 million in 1996. The increases were primarily due to costs associated with personnel to support the business growth associated with the acquisition of four additional banking offices for half of 1998, and a full year of operations at five new banking offices in 1997 when compared to 1996.

Amortization of intangible assets associated with the branch acquisition in 1998 and the purchase of Finest Financial Corp. in 1996 amounted to $1.7 million in 1998 and $780,000 in 1997.

All other operating expenses increased in total by $1.5 million (12.7%) to $13.4 million for the year ended December 31, 1998 compared to $11.9 million in 1997 and $9.8 million in 1996.

Income Taxes

The net provision for income taxes amounted to $7.1 million in 1998 compared to provisions of $6.7 million and $40,000 recorded in 1997 and 1996, respectively. The Company returned to the position of providing income taxes at the full statutory rates in 1997.


                               FINANCIAL CONDITION

Total assets remained constant at $1.2 billion at December 31, 1998 compared to the previous period.

Loans

At December 31, 1998, the loan portfolio, excluding the allowance for loan losses, and including mortgage loans held-for-sale, was $733.9 million, representing 58.8% of total assets, compared to $718.7 million or 60.0% of total assets at December 31, 1997. See Item 1 - "Business - Lending Activities - General" for a table setting forth the composition of the loan portfolio of the Bank at the end of each of the past five years.

The Bank's indirect automobile lending program had total loans outstanding of $134.6 million, $103.6 million and $92.2 million for the years ending December 31, 1998, 1997 and 1996, respectively. Aircraft loans, an increasing lending activity for the Bank, totaled $59.7 million at December 31, 1998 compared to $41.2 million and $33.8 million at December 31, 1997 and 1996, respectively.

Nonperforming Assets

Nonperforming assets consist of nonaccruing and restructured loans (including impaired loans), and foreclosed property. Nonperforming assets totaled $6.1 million at December 31, 1998, compared to $6.4 million at December 31, 1997 and $6.6 million at December 31, 1996.

The Bank's general practice is to discontinue the accrual of interest on loans (including impaired loans) for which payment of interest or principal is ninety days or more past due or for such other loans as considered necessary by management if collection of interest and principal is doubtful. When a loan is placed on nonaccrual status, all previously accrued but uncollected interest is reversed against current period interest income.

The principal balance of restructured loans was $447,000 for the year ended December 31, 1998, $905,000 for the year ended December 31, 1997 and $1.0 million for the year ended December 31, 1996.

If the nonaccruing loans at December 31, 1998 and 1997 had been current in accordance with their original terms, the amount of interest income that would have been recorded is $456,000 and $570,000, respectively. The amount of interest that was collected and recorded as income on non-performing loans was $494,000 and $465,000 for the years ended December 31, 1998 and 1997 respectively, of which $265,000 and $293,000, respectively, represented interest income on impaired loans.

Foreclosed property at December 31, 1998 totaled $575,000 compared to $891,000 at December 31, 1997 and consists mainly of real estate collateral from loans which were foreclosed together with repossessed automobiles.

At December 31, 1998, the recorded investment in loans that are considered to be impaired totaled $2.6 million of which $940,000 had a related allowance for loan losses of $547,000. The remaining $1.6 million of impaired loans did not require a related allowance for loan losses. The average recorded investment in impaired loans during 1998 was approximately $3.0 million.

The following table shows the composition of nonperforming assets for the five years ended December 31, 1998:

--------------------------------------------------------------------------------

                                 1998           1997          1996          1995           1994
                                 ----           ----          ----          ----           ----
                                              (Dollars in thousands)
Nonaccruing loans:
 Real estate                     $3,260        $3,159         $2,693        $2,559        $6,548
 Other                            1,792         1,480          1,004           814           776
 Restructured loans                 447           905          1,042         1,043            --
                                 ------        ------         ------        ------       -------
Total nonaccruing loans           5,499         5,544          4,739         4,416         7,324


Foreclosed property                 575           891          1,880         1,756         3,038
                                 ------        ------         ------        ------       -------
Total nonperforming assets       $6,074        $6,435         $6,619        $6,172       $10,362
                                 ------        ------         ------        ------       -------

Percentage of nonperforming
 to total assets                   0.49%         0.54%          0.62%         0.76%         1.28%
Percentage of allowance for
 loan losses
 to nonaccruing loans             204.8%        190.7%         222.4%        148.4%         98.8%

--------------------------------------------------------------------------------
The following table summarizes the activity of foreclosed property during the year ended December 31, 1998:

                                                                                Other
                               Residential     Construction    Commercial    Repossessed
                               Real Estate     Real Estate     Real Estate      Assets        Total
                               -----------     -----------     -----------      ------        -----
                                                    (Dollars in thousands)
Balance at beginning of year       $500              $0            $303           $88          $891

 Transfer from loans                341              --             320         2,436         3,097
 Write-downs                          0              --             (16)                        (16)
 Sales                             (841)             --            (331)       (2,225)       (3,397)
                                   ----             ----           ----        ------        ------

Balance at end of year               $0              $0            $276          $299          $575
                                   ----             ----           ----        ------        ------

--------------------------------------------------------------------------------

Allowance for Loan Losses

The allowance for loan losses is maintained at a level determined by management to be adequate to provide for probable losses inherent in the loan portfolio including commitments to extend credit. The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operations. The potential for loss in the portfolio reflects the risks and uncertainties inherent in the extension of credit.

The determination of the adequacy of the allowance of loan losses is based upon management's assessment of risk elements in the portfolio, factors affecting loan quality and assumptions about the economic environment in which the Company operates. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant individual problem credits. In addition, management reviews overall portfolio quality through an analysis of current levels and trends in charge-off, delinquency and nonaccruing loan data, forecasted economic conditions and the overall banking environment. These reviews are of necessity dependent upon estimates, appraisals and judgments, which may change quickly because of changing economic conditions and the Company's perception as to how these factors may affect the financial condition of debtors.

The methodology for assessing the appropriateness of the allowance consists of a review of the following key elements:

     o A formula allowance for the various loan portfolio classifications,

     o A valuation allowance for loans identified as impaired, and

     o The unallocated allowance.

The formula allowance is a percentage-based reflection of historical loss experience and assigns required allowance allocations by loan classification based on a fixed percentage of all outstanding loan balances and commitments to extend credit. The formula allowance employs a risk-rating model that grades loans based on general characteristics of credit quality and relative risk. As credit quality becomes more suspect, so-called "watch list" loans, the risk rating and allocation percentage increase. The sum of these allocations comprise the Company's "formula" or "general" allowance.

The Company also has "valuation" allowances for impaired loans. Loans are evaluated for impairment by measuring the net present value of the expected future cash flows using the loan's original effective interest rate, or looking at the fair value of the collateral if the loan is collateral dependent. When the difference between the net present value of a loan (or fair value of the collateral if the loan is collateral dependent) is lower than the recorded investment of the loan, the difference is provided to expense with a resulting "valuation" allowance.

In addition to the formula and valuation components, there is an unallocated allowance that is composed of two additional elements. The first element, which is based on the Company's credit policy, consists of an amount that is at least 20% to 25% of the formula and valuation allowances. This element recognizes the estimation risks associated with the formula model and the valuation allowance. The second element is based upon management's evaluation of various conditions, the effects of which are not directly measured in determining the formula and valuation allowances. The evaluation of the inherent loss resulting from these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following:

     - then-existing general economic and business conditions affecting the Company's key lending areas,

     - credit quality trends, including trends in nonperforming loans expected to result from existing conditions,

     - collateral values,

     - loan volumes and concentrations,

     - seasoning of the loan portfolio,

     - specific industry conditions within portfolio segments,

     - recent loss experience in particular segements of the portfolio,

     - duration of the current business cycle,

     - bank regulatory examination results, and

     - findings of our internal credit examiners.

When an evaluation of these conditions signifies a change in the level of risk, the Company adjusts the formula allowance. Periodic credit reviews enable further adjustment to the allowance through the risk-rating of loans and identification of loans requiring a valuation allowance. In addition, the formula model is designed to be self-correcting by taking into account recent loss experience

The annual provision for loan losses is set based on the factors discussed above. In addition, it is management's intent to maintain the allowance at a level consistent with the Company's peers in the banking industry. The allowance to loans ratio of 1.53% at December 31, 1998 was slightly below the Company's peer group's average allowance ratio of 1.7%.

The following table summarizes the activity in the allowance for loan losses for the five years ended December 31, 1998:

--------------------------------------------------------------------------------

                                               1998          1997          1996          1995           1994
                                               ----          ----          ----          ----           ----
                                                                   (Dollars in thousands)
Balance at beginning of year                 $10,570       $10,538       $6,552          $7,237       $7,747
Acquired allowance - Finest                       --            --        4,080              --           --
Acquired allowance - branch acquisition          765            --           --              --           --
Provision for loan losses                      1,440         2,040        1,415             770           --

Charge-offs:
 Mortgage                                       (709)       (1,212)      (1,148)         (1,448)      (1,703)
 Construction                                     --            --           (1)            (96)          (5)
 Owner-occupied commercial
   real estate                                    --            --           --              --           --
 Commercial                                     (726)           (2)        (157)           (230)        (248)
 Consumer                                     (2,111)       (1,612)      (1,029)           (711)        (155)
                                            --------      --------     --------        --------     --------
Total Charge-offs                             (3,546)       (2,826)      (2,335)         (2,485)      (2,111)

Recoveries:
 Mortgage                                      1,288           575          277             234          535
 Construction                                     12            14            6             279          240
 Owner-occupied commercial
   real estate                                    --            --           --              --           --
 Commercial                                      578            85          461             431          727
 Consumer                                        154           144           82              86           99
                                            --------      --------     --------        --------     --------
  Total Recoveries                             2,032           818          826            1,030        1,601

Net Charge-offs                               (1,514)       (2,008)      (1,509)         (1,455)        (510)
                                            --------      --------     --------        --------     --------

Balance at end of year                       $11,261       $10,570      $10,538          $6,552       $7,237
                                            --------      --------     --------        --------     --------

Total loans at end of year                  $733,883      $718,715     $704,659        $500,051     $429,811
Average loans for the year                   739,091       715,772      538,758         473,069      325,922
Allowance to loans ratio                        1.53%         1.47%        1.50%           1.31%        1.68%
Net Charge-offs to average loans ratio          0.20%         0.28%        0.28%           0.30%        0.16%

--------------------------------------------------------------------------------

Investments

At December 31, 1998, the Company's investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank ("FHLB") stock and Savings Bank Life Insurance Company of Massachusetts stock, totaled $367.4 million or 29.4% of assets, compared to $416.0 million or 34.7% of assets at December

31, 1997. The portfolio included U.S. government and agency obligations having a book value of $100.1 million and mortgage-backed securities with a value of $244.1 million. Interest and dividend income on the Company's investment portfolio which amounted to $27.4 million generated 29.3% of total interest and dividend income for the year ended December 31, 1998. During 1998, the investment portfolio decreased by $48.6 million.

To identify and control risks associated with the investment portfolio, the Company has established policies and procedures, which include stop loss limits and stress testing on a periodic basis. During the second quarter of 1998, the Company reclassified to available-for-sale all securities previously classified as held-to-maturity. This reclassification was the result of an analysis of the strategic alternatives for the securities portfolio. Under Securities and Exchange Commission guidelines, this reclassification prohibits the Company from classifying securities as held-to-maturity for a period of at least two years.

The Company does not have any investments in off-balance-sheet financial instruments, except as noted in Note 11 to the consolidated financial statements included in response to Item 8 - "Financial Statements and Supplementary Data" of this report.

The following table sets forth the composition of the investment portfolio for the years indicated

--------------------------------------------------------------------------------

                                                           1998             1997                1996
                                                           ----             ----                ----
                                                                 (Dollars in thousands)
Short-term investments:
 Interest bearing deposits                                 $107             $122              $3,507
 Federal funds sold                                         281            4,000              16,350
                                                       --------         --------            --------
Total short-term investments                                388            4,122              19,857

Investment securities held-to-maturity:
 U.S. government & agency obligations                        --           54,421               9,978
 Mortgage backed securities                                  --          109,661              94,487
 Other bonds and obligations                                 --           14,917                  --
                                                       --------         --------            --------
Total investment securities held-to-maturity                 --          178,999             104,465

Investment securities available-for-sale:
 U.S. government & agency obligations                   100,122           67,960              41,962
 Mortgage-backed securities                             244,083          121,977             111,062
 Other bonds and obligations                              1,635           21,966              21,692
                                                       --------         --------            --------
Total investment securities available for sale          345,840          211,903             174,716

Stock in Federal Home Loan Bank of Boston                19,985           19,803              15,517
Stock in Savings Bank Life Insurance Company              1,194            1,194               1,194
                                                       --------         --------            --------

Total investments                                      $367,407         $416,021            $315,749
                                                       --------         --------            --------

Percent of total assets                                    29.4%            34.7%               29.6%

For further information regarding the Company's investment portfolio, including information regarding amortized cost and fair value as of December 31, 1997, see notes 1, 3, and 20 to the Company's consolidated financial statements included in response to Item 8 hereof.
--------------------------------------------------------------------------------

Set forth below is a breakdown of yields and contractual maturities for the amortized cost of indicated investment securities at December 31, 1998.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                              U.S.            Other
                           government         bonds          Mortgage-
                           and agency          and             backed
                           obligations     obligations       securities         Total
                           -----------     -----------       ----------         -----
                                          (Dollars in thousands)
Due in 1 year or less:
 Amount                             --      $1,511           $59,768          $61,279
 Yield                              --        5.24%             5.85%            5.47%

Due from 1 to 2 years:
 Amount                            398          --            45,596           45,994
 Yield                            7.24%         --              5.99%            7.25%

Due from 2 to 3 years:
 Amount                         14,531          --            22,427           36,958
 Yield                            6.86%         --              6.00%            6.73%

Due from 3 to 5 years:
 Amount                         25,947          --            45,289           71,236
 Yield                            6.75%         --              6.27%            6.48%

Due from 5 to 10 years:
 Amount                         55,793          --            41,109           96,902
 Yield                            6.55%         --              6.16%            6.88%

Due after 10 years:
 Amount                          1,476         126            30,749           32,351
 Yield                            4.20%       4.50%             6.41%            6.07%
                               -------      ------          --------         --------

 Total:
 Amount                        $98,145      $1,637          $244,938         $344,720
 Yield                            6.84%       5.17%             6.08%            6.31%

--------------------------------------------------------------------------------

Deposits

Deposits have historically been the Bank's primary source of funds for lending and investment activities. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition. At December 31, 1998 the Bank had total deposits of $934.7 million, representing a net increase of $190.4 million compared to $744.3 million at December 31, 1997. The majority of this increase is represented by the deposit liabilities assumed in the branch acquisition in June.

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

The following table sets forth the composition of average deposits and rates for the years indicated with respect to categories exceeding 10% of total average deposits:

--------------------------------------------------------------------------------

                                      1998                      1997                       1996
                                      ----                      ----                       ----
                                            Weighted                   Weighted                   Weighted
                                             Average                    Average                    Average
                                            Interest                   Interest                   Interest
                                Amount        Rate         Amount        Rate        Amount         Rate
                                ------        ----         ------        ----        ------         ----
                                                             (Dollars in thousands)

NOW                              $44,048         1.18 %     $40,806         1.29 %    $32,846          1.21 %
Money market accounts             66,263         3.32        73,571         2.31       72,632          2.21
Savings and notice accounts      196,343         3.58       123,204         3.36       49,822          1.73
Time deposits                    450,104         5.69       422,978         5.88      320,649          5.95

Total interest bearing deposits  756,758         4.67       660,559         4.73      475,949          4.61

Demand deposits                   77,467                     62,220                    30,804
                                --------                   --------                  --------

Total deposits                  $834,225                   $722,779                  $506,753
                                --------                   --------                  --------

--------------------------------------------------------------------------------
At December 31, 1998, 1997 and 1996, outstanding certificates of deposits in denominations of $100,000 and over had maturities as follows:
--------------------------------------------------------------------------------

Remaining Term to Maturity                       1998             1997             1996
--------------------------                       ----             ----             ----
                                                                  (Dollars in thousands)

Three months or less                              $13,220          $10,644          $13,993
Three to six months                                 8,709            6,673            3,998
Six to twelve months                               36,688           27,543           11,816
Over twelve months                                 12,494           16,926           18,530
                                                  -------          -------          -------

Total                                             $71,111          $61,786          $48,337
                                                  -------          -------          -------

--------------------------------------------------------------------------------

Borrowed Funds

The primary source of the Bank's borrowings come from the Federal Home Loan Bank ("FHLB"). The Bank also utilizes short-term repurchase agreements, generally with maturities less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. Borrowings are an alternative source of funds compared to deposits and totaled $201.5 million at December 31, 1998 compared to $343.6 million and $275.0 million at December 31, 1997 and 1996, respectively. The decrease in borrowings in 1998 to 1997 reflects the growth in deposits and the Company's diminished need to borrow funds to support its assets. The increase in borrowings in 1997 from 1996 was used to fund the investment portfolio and loan growth throughout the year.

The following table summarizes the maximum and average amounts of borrowings outstanding, the majority of which are short-term, during 1998, 1997 and 1996 together with the weighted average interest rates thereon.

================================================================================

                                    For the Year Ended December 31, 1998                    At December 31, 1998
                                    ------------------------------------                    --------------------
                                       Maximum          Average        Weighted                         Weighted
                                       Amount           Amount          Average          Amount          Average
                                     Outstanding     Outstanding     Interest Rate    Outstanding     Interest Rate
                                     -----------     -----------     -------------    -----------     -------------
                                                            (Dollars in thousands)

FHLB Borrowings                          $411,605         $261,662            6.07 %      $161,582             5.93 %
Repurchase Agreements                      49,495           27,567            4.65          39,917             4.04

                                    For the Year Ended December 31, 1997                    At December 31, 1997
                                    ------------------------------------                    --------------------
                                       Maximum          Average        Weighted                         Weighted
                                       Amount           Amount          Average          Amount          Average
                                     Outstanding     Outstanding     Interest Rate    Outstanding     Interest Rate
                                     -----------     -----------     -------------    -----------     -------------
                                                            (Dollars in thousands)

FHLB Borrowings                          $394,184         $342,975            5.94 %      $319,744             5.98 %
Repurchase Agreements                      27,708           16,415            4.75          23,813             4.90

                                    For the Year Ended December 31, 1996                    At December 31, 1996
                                    ------------------------------------                    --------------------
                                       Maximum          Average        Weighted                         Weighted
                                       Amount           Amount          Average          Amount          Average
                                     Outstanding     Outstanding     Interest Rate    Outstanding     Interest Rate
                                     -----------     -----------     -------------    -----------     -------------
                                                            (Dollars in thousands)

FHLB Borrowings                          $278,318         $249,278            5.89 %      $267,275             5.74 %
Repurchase Agreements                      33,473           12,732            5.28           7,683             5.18

--------------------------------------------------------------------------------

                                    YEAR 2000

The Company is addressing the issues inherent in the impending change of century, otherwise known as "Year 2000", or "Y2K". The following constitutes the Company's Year 2000 Readiness disclosure under the Year 2000 Information and Readiness Disclosure Act. The potential problem with Year 2000 concerns the inability of information systems, primarily software programs, to properly recognize and process date sensitive information for the year 2000 and beyond. A bank-wide project team has been organized to address and resolve Y2K issues. In addition, the Board has established a Year 2000 Compliance Oversight Committee to oversee activities of management and others in dealing with Y2K issues.

A principal issue the Company faces is the Y2K readiness of its third party vendor who supplies the Company's primary application systems which are the loan systems, deposits systems and the general ledger application. This vendor has developed plans to deal with the Y2K problem and the Company is closely monitoring the remediation progress of this plan. The Company is also involved in the testing of all applicable changes that have occurred in the vendor's software, together with addressing other mission critical systems.

A. The Company's State of Readiness

In preparing for the change of century, the Company has reviewed and assessed both information technology (IT) and non-IT systems. IT systems include all significant operating systems (e.g., the deposit system, platform teller system, financial reporting system, payroll system, loan systems, etc.). The non-IT systems (otherwise known as "embedded technology") include items such as vault doors, elevators and security systems. Monitoring the state of readiness is accomplished by reviewing the various phases of the Company's project plan. These phases are defined as follows:

1. Awareness - defining the Y2K problem, informing employees and customers, developing a strategy, project team and plan to resolve issues and risks attendant to the problem.
2. Assessment - determining the size and complexity of the Y2K problem together with the magnitude of the effort needed to correct the issues. It includes establishing an inventory of IT and non-IT systems, identification of the "mission critical" items, and a determination of the resources necessary to address the mission critical items.
3. Analysis, renovation (or remediation) and implementation - analyzing and replacing hardware and software (e.g., personal computers, e-mail, voice response units, etc.), software reprogramming, third-party vendor certifications, and other associated changes necessary to correct the items determined to be mission critical.
4. Validation (or testing) and contingency planning - post-renovation incremental testing of new, existing and renovated hardware and software, together with testing the connectivity of new, existing and renovated systems to each other. The major validation for the Company relates to the renovation efforts of its third party provider of the Company's major application systems. Contingency planning accounts for the possibility that, even with renovation, Y2K issues may still arise

The following table reflects the Company's progress to date, and expected completion date, with respect to these phases:

--------------------------------------------------------------------------------
                                     Estimated                Estimated
                                    Completion            Completion/Completed
                                        %  (*)                   Date
================================================================================
Awareness                                100%                August 1998
--------------------------------------------------------------------------------
Assessment                               100                 August 1998
--------------------------------------------------------------------------------
Analysis, renovation and
Implementation                            90                 April 1999
--------------------------------------------------------------------------------
Validation and contingency
Planning                                  80                 June 1999
--------------------------------------------------------------------------------

(*) Percentages are rounded to the nearest 10%.

B. Costs To Address the Company's Year 2000 Issues

The following table details the expenditures (period and capital) incurred to date by the Company, together with the estimated expenditures that will be incurred to bring the Y2K project to closure. Period expenditures have been or will be expensed in the period incurred. Capital expenditures have been or will be capitalized and amortized over the estimated useful life of the item. All capital expenditures reflect hardware and software upgrades that were either previously planned or would have occurred in the normal course, and not as a direct result of Y2K remediation efforts.

--------------------------------------------------------------------------------------------
                                                   Additional                          %
Description                           1998           1999             Total        Complete
                                  Expenditures    Expenditures     Expenditures       (*)
============================================================================================
Period expenditures:                                ($000's)
--------------------------------------------------------------------------------------------
Management and staff salaries
and Board fees                       $ 130          $ 130             $ 260            50%
--------------------------------------------------------------------------------------------
Y2K consulting fees                     45             80               135            30
--------------------------------------------------------------------------------------------
Third party vendor expense and
system testing                          40             20                60            70
--------------------------------------------------------------------------------------------
Capital expenditures:
--------------------------------------------------------------------------------------------
Replacement of noncompliant
IT and non-IT systems                  180            370               550            30
--------------------------------------------------------------------------------------------

(*) Percentages are rounded to the nearest 10%.

C. The Risks of the Company's Year 2000 Issues

The reasonably likely worst case risk related to Y2k for the Company would be major and prolonged disruptions in electrical power and telephone communications. Due to the branch network's dependence on computer and telephone links for data retrieval and security mechanisms, it would be difficult to operate in either or both of these situations. The Company has been and will continue to interact with these suppliers, and review the results of their testing, to confirm their readiness for the Year 2000. Another risk scenario for the Company would be temporary business disruptions of its large commercial borrowers due to their failure(s) to be prepared for Y2K. The financial impact of this contingency on borrowers could cause income and cash flow shortfalls for the Company. The Company has begun a process of surveying and evaluating its commercial customers with respect to their readiness for the change of century by means of a questionnaire. This process allows the Company to be more proactive in planning for this contingency. If warranted, the Company's Allowance for Loan Losses would be increased and an appropriate charge-off would be recorded for the estimated impact of the customer's failure to be compliant. New loans and loan renewals have clauses inserted in the loan documents to address the borrowers' Y2K readiness. Because the more probable risk scenarios of the Company would be intermittent, minor and short-term IT systems failures that were not previously anticipated, the Company is addressing these risks by means of formulating contingency plans.

D. The Company's Contingency Plans

The Company has developed contingency plans for its core business operations. Core business operations are those processes that are required to maintain the ongoing business of the Company. There have been 10 core operations identified. Contingency plans for these 10 core business operations have been developed and are 100% complete. These contingency plans will next be tested to validate the feasibility of each plan by means of simulations and/or walk through scenarios. The testing and validation of these plans will be completed by June 30, 1999, which corresponds with the guideline date imposed by the Federal Financial Institutions Examination Council (FFIEC) for all financial institutions.


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

In order to achieve a better repricing balance between its assets and liabilities, the Bank continued to originate and hold in portfolio adjustable rate residential mortgage loans. The Bank generally writes substantially all newly originated fixed rate residential loans to meet the requirements for sale in the secondary market. During 1998, the Bank sold $110.3 million of residential loans. As a result of this strategy and the low interest rate environment, which resulted in increased refinancing activity, residential loans decreased by $75.6 million during the year.

The Bank's commercial real estate, construction, consumer and commercial business lending programs also provide opportunities to better match the interest rate sensitivity of its loan portfolio and liabilities due to the adjustable rate or short term characteristics of these types of loans. These types of loans increased by $71.1 million during the year. This growth was due in part to the addition of approximately $60 million in loans as a result of a branch acquisition completed June 1998. Total loans increased by $24.4 million during the year.

During 1998, investments decreased by $45.1 million. This decline was due to maturities, amortization, prepayments, and the sale of approximately $126.3 million of securities. Most of the proceeds from these sales were utilized to pay off maturing Federal Home Loan Bank borrowings as well as fund the prepayment of additional advances. Total Federal Home Loan Bank borrowings decreased by $158.2 million during the year.

Deposits increased by $190.4 million in 1998. This increase was primarily due to the addition of approximately $140.3 million of deposits acquired in the branch acquisition. The Bank also continued to administer an aggressive marketing campaign for savings and money market products, which resulted in a significant increase in the balances of these products at December 31, 1998 compared to December 31, 1997.

It is management's opinion that interest rates will continue to exhibit volatility. With this in mind, the Bank will continue to follow a strategy which seeks to achieve a balance in the repricing characteristics of its assets and liabilities and provide adequate earnings in a variety of interest rate environments.

                                   MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The Company's primary market risk exposure is interest rate risk. The ongoing monitoring and management of this risk is an important component of the Company's asset/liability management process which is governed by policies established by its Board of Directors that are reviewed and approved annually. The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee ("ALCO"). In this capacity ALCO develops guidelines and strategies impacting the Company's asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12 month period is assumed. The following reflects the Company's NII sensitivity analysis as of December 31, 1998.

                                               Estimated
                    Rate Change             NII Sensitivity
                    -----------             ---------------
                      + 200 bp                    (1.56%)
                      - 200 bp                     0.02%

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

The following table sets forth the maturity and repricing information relating to interest sensitive assets and liabilities at December 31, 1998.

Fixed-rate investment securities, fixed rate mortgage-backed investments, fixed rate loans, loans held for sale, short-term investments, and other earning assets are shown in the table in the time period corresponding to computed principal amortization based on their respective contractual maturity. Adjustable rate investment securities, adjustable rate mortgage-backed investments, and adjustable rate loans are allocated to the period in which the rates are next adjusted. The table reflects an "expected" prepayment assumption on residential loans and mortgage-backed investments. Certificates of deposit and borrowed funds are shown in the table in the time period based on their respective contractual maturity. Money market deposit accounts and anniversary savings accounts are not subject to contractual interest rate adjustments, however, these products are generally more interest rate sensitive and are assumed to re-price within the 1-180 day time period. Regular savings and NOW accounts ("other deposits") are assumed to re-price within the 5 years + period. These deposit products are not subject to contractual interest rate adjustments either, however, the bank believes that these deposits are less interest rate sensitive over long periods of time.

--------------------------------------------------------------------------------

                                                                       December 31,
                                         1-180           181-365           1-3            3-5           5+
                                          Days            Days           Years           Years         Years         Total
                                          ----            ----           -----           -----         -----         -----

                                                                                  (Dollars in thousands)
Interest-earning assets:

    Short-term  investments                  $388           -----          -----           -----        -----           $388
    Investment securities                  20,085           1,412         15,144          26,443       59,852        122,936
    Mortgage-backed securities             68,921          36,953         38,223          43,743       56,243        244,083
    Loans held for sale                     2,566           -----          -----           -----        -----          2,566
    Loans in process                        -----           -----          -----           -----        -----         -----
    Fixed rate loans                       47,755          42,403        144,542          94,312       78,972        407,984
    Adjustable rate loans                 152,084          67,604         49,030          37,437       17,178        323,333
    Other earning assets                    -----           -----          -----           -----       17,388         17,388
                                        ---------       ---------      ---------        --------      -------      ---------

    Total rate sensitive assets           291,799         148,372        246,939         201,935      229,633      1,118,678
                                        ---------       ---------      ---------        --------      -------      ---------

Interest-bearing liabilities:

    Money market deposit accounts          96,773           -----          -----           -----        -----         96,773
    Certificates of deposit               217,214         166,302         70,534           9,898          835        464,783
    Other deposits                        130,251           -----          -----           -----      149,923        280,174
    Borrowed funds                         91,917          25,000         81,603           -----        2,979        201,499
                                        ---------       ---------      ---------        --------      -------      ---------

    Total rate sensitive liabilities      536,155         191,302        152,137           9,898      153,737      1,043,229
                                        ---------       ---------      ---------        --------      -------      ---------

Excess (deficiency) of
    interest sensitive assets
    over interest sensitive
    liabilities                         ($244,356)       ($42,930)       $94,802        $192,037      $75,896        $75,449
                                        ---------       ---------      ---------        --------      -------      ---------
Cumulative excess
    (deficiency) of interest
    sensitive assets over
    interest sensitive
    liabilities                         ($244,356)      ($287,286)     ($192,484)          ($447)     $75,449
                                        ---------       ---------      ---------        --------      -------
Cumulative excess
    (deficiency)
    percentage of
    total assets                           (19.58)%        (23.02)%       (15.42)%         (0.04)%       6.05 %

The following table reflects the scheduled maturities of selected loans at December 31, 1998:

--------------------------------------------------------------------------------

                                                                          One
                                                           One          Through        Over
                                                          Year           Five          Five
                                                         or Less         Years         Years          Total
                                                         -------         -----         -----          -----
                                                                   (Dollars in thousands)

   Construction loans                                   $23,686         $8,357       $11,177         $43,220
   Owner-occupied commercial real estate                  7,519         22,388        32,893          62,800
   Commercial loans                                      19,626         57,729        12,335          89,690
                                                        -------        -------       -------        --------

       Total                                            $50,831        $88,474       $56,405        $195,710
                                                        -------        -------       -------        --------

A summary of the above categories of loans due after one year as to the rate variability follows (dollars in thousands):

With predetermined rates                                                 $45,308
With floating or adjustable rates                                         99,571
                                                                        --------

Total maturing or repricing after one year                              $144,879
                                                                        --------

--------------------------------------------------------------------------------

                         LIQUIDITY AND CAPITAL RESOURCES

The Bank's principal sources of liquidity are customer deposits, borrowings from the FHLB, repurchase agreements, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities and prepayments of various investments and loan sales.

Management believes it is prudent to maintain an investment portfolio that not only provides a source of income, but also provides a potential source of liquidity to meet lending demand and deposit flows. The Bank adjusts the level of its liquid assets and the mix of its loans and investments based upon management's judgment as to the quality of specific investment opportunities and the relative attractiveness of their maturities and yields. At December 31, 1998, short-term investments, bonds and obligations and mortgage-backed investments totaled $367.4 million, 34.8% of which either matures or is estimated to be prepaid within one year. At December 31, 1997, short-term investments, bonds and obligations and mortgage backed investments totaled $416.0 million, 14.4% of which matured within one year.

At December 31, 1998, the Bank had total outstanding borrowings of $201.5 million, 58% of which matures within one year. At year-end 1997, the Bank had outstanding borrowings of $343.6 million, 74% of which matured in one year.

At December 31, 1998, the Bank had outstanding commitments to loan funds under mortgage, construction and commercial loans and home equity lines of credit, amounting to $97.6 million, compared to $86.2 million in 1997. Management believes the sources of liquidity previously discussed are sufficient to meet its commitments.

Net cash provided by operating activities totaled $23.8 million in 1998 compared to net cash provided of $10.7 million in 1997. Net income was $11.1 million compared to a net income of $9.7 million for the respective periods. The provision for loan losses recorded in 1998 was $1.4 million compared to $2.0 million in 1997. Net cash provided by operating activities totaled $10.7 million in 1997 compared to $13.5 million provided in 1996. Net income was $9.7 million compared to a net income of $9.1 million for the respective periods. Provisions for loan losses recorded in 1997 totaled $2.0 million compared to $1.4 million in 1996.

Net cash provided by investing activities totaled $142.9 million for the year ended December 31, 1998 compared to cash used of $145.0 million in 1997 and $67.3 million in 1996. The 1998 increase in net cash provided by investing activities over 1997 was primarily attributable to the cash received in the branch acquisition, the increased sales of investment securities and the increased levels of loan repayments. The 1997 increase in net cash used by investing activities over 1996 was primarily attributable to increased purchases of investment securities.

Net cash used in financing activities totaled $98.9 million for the year ended December 31, 1998 compared to net cash provided of $118.7 million and $64.5 million for the comparable periods in 1997 and 1996. Net cash used to repay borrowed funds (net of new borrowings) totaled $144.5 million in 1998, compared to cash provided by increased borrowings of $68.6 million in 1997 and $29.4 million in 1996. Net cash provided by increased deposits totaled $50.1 million in 1998 compared to increases of $53.4 million in 1997 and $37.3 million in 1996. Net cash of $4.2 million, $3.6 million and $2.9 million was used to pay dividends in 1998, 1997 and 1996, respectively.

The Bank is in compliance with and exceeds Federal regulatory capital requirements. The minimum standards are (i) a total risk-based capital ratio of 8%, (ii) a Tier I risk-based capital ratio of 4% or (iii) a Tier I core capital ratio of 3%. As of December 31, 1998, the Bank exceeds all fully phased in capital requirements.

                               IMPACT OF INFLATION

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

An important concept in understanding the effect of inflation on financial institutions is the distinction between monetary and nonmonetary items. In a stable environment, monetary items are those assets and liabilities which are or will be converted into a fixed amount of dollars regardless of changes in prices. Examples of monetary items include cash, investment securities, loans, deposits and borrowings. Nonmonetary items are those assets and liabilities which gain or lose general purchasing power as a result of the relationships between specific prices for the items and price change levels. Examples of nonmonetary items include premises and equipment and real estate in foreclosure. If real estate values decreased sharply, the deflationary impact of changing prices of real estate securing loans foreclosed upon could significantly affect a financial institution's performance. Additionally, interest rates do not necessarily move in the same direction, or in the same magnitude, as the prices of goods and services as measured by the consumer price index. In a volatile interest rate environment, liquidity and the management of the maturity structure of assets and liabilities are critical in maintaining acceptable profitability levels.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of FIRST ESSEX BANCORP, INC.:

We have audited the accompanying consolidated balance sheets of First Essex Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Essex Bancorp, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                               ARTHUR ANDERSEN LLP

Boston, Massachusetts
January 26, 1999

                            FIRST ESSEX BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                                       December 31,
                                                                                       ------------
                                    ASSETS

                                                                               1998                1997
                                                                               ----                ----
                                                                                  (Dollars in thousands)

Cash and cash equivalents                                                         $90,383            $22,542
Investment securities available-for-sale (Note 4)                                 345,840            211,903
Investment securities held-to-maturity
    (fair value of  $180,743 at December 31, 1997) (Note 4)                          ----            178,999
Stock in Savings Bank Life Insurance Company                                        1,194              1,194
Stock in Federal Home Loan Bank of Boston (Note 8)                                 19,985             19,803
Mortgage loans held-for-sale                                                        2,566             11,807
Loans receivable, less allowance for loan losses of
    $11,261 and $10,570 (Note 5)                                                  720,056            696,338
Accrued interest receivable                                                         9,170              8,084
Foreclosed property                                                                   575                891
Bank premises and equipment, net (Note 6)                                          11,715             10,545
Intangible assets                                                                  24,394             10,991
Other assets                                                                       22,136             24,362
                                                                               ----------         ----------

    Total assets                                                               $1,248,014         $1,197,459
                                                                               ----------         ----------


          LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Depositors' accounts (Note 7)                                                    $934,695           $744,322
Borrowed funds (Note 8)                                                           201,499            343,557
Mortgagors' escrow accounts                                                           702                561
Other liabilities                                                                  14,036             17,954
                                                                               ----------         ----------

    Total liabilities                                                           1,150,932          1,106,394
                                                                               ----------         ----------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (Note 15)
Serial preferred stock $.10 par value per share; 5,000,000 shares authorized, no shares issued
Common stock $.10 par value per share; 25,000,000 shares
    authorized, 9,708,135 and 9,522,424 shares issued                                 971                952
Additional paid-in-capital                                                         77,383             75,303
Retained earnings                                                                  36,359             29,685
Treasury stock, at cost, 2,096,500 and 1,986,000 shares                           (18,335)           (15,842)
Unrealized  gains on investment
    securities available-for-sale, net (Note 1)                                       704                967
                                                                               ----------         ----------

    Total stockholders' equity                                                     97,082             91,065
                                                                               ----------         ----------

    Total liabilities and stockholders' equity                                 $1,248,014         $1,197,459
                                                                               ----------         ----------


The accompanying notes are an integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              Year ended December 31,
                                                    1998               1997               1996
                                                    ----               ----               ----
                                           (Dollars in thousands, except share and per share amounts)
Interest and dividend income:
    Interest on mortgage loans                     $36,682           $38,820             $25,753
    Interest on other loans                         28,363            23,738              21,139
    Interest and dividends on investment
      securities available-for-sale                 18,788            14,138               7,865
    Interest and dividends on investment
      securities held-to-maturity                    6,266            12,280               8,337
    Interest on other earning assets                 1,043               517                  --
    Interest on short term investments               2,318               585                 451
                                                 ---------         ---------           ---------

    Total interest and dividend income              93,460            90,078              63,545
                                                 ---------         ---------           ---------

Interest expense:
    Interest on depositors' accounts                35,357            31,229              21,946
    Interest on borrowed funds                      17,155            21,148              15,371
                                                 ---------         ---------           ---------

Total interest expense                              52,512            52,377              37,317
                                                 ---------         ---------           ---------

Net interest income                                 40,948            37,701              26,228
Provision for loan losses (Note 5)                   1,440             2,040               1,415
                                                 ---------         ---------           ---------

Net interest income after provision
    for loan losses                                 39,508            35,661              24,813
                                                 ---------         ---------           ---------

Noninterest income:
    Net gain on sales of mortgage loans and
      mortgage servicing rights                      1,338             1,628               1,352
    Net gain on sales of investment
      securities                                     1,344               439                 497
    Loan fees                                          693               561                 513
    Other fee income                                 2,999             2,460               1,877
    Other                                              491                --                  26
                                                 ---------         ---------           ---------

Total noninterest income                             6,865             5,088               4,265
                                                 ---------         ---------           ---------

Noninterest expense:
    Salaries and employee benefits                  13,036            11,618              10,051
    Buildings and equipment                          4,193             4,124               3,605
    Professional services                            1,103             1,488               1,093
    Information processing                           2,296             1,654               1,240
    Insurance                                          264               324                 192
    Expenses, gains and losses on,
      and write-downs of, foreclosed property          350               609                 666
    Amortization of intangible assets                1,724               780                  --
    Other                                            5,212             3,767               3,078
                                                 ---------         ---------           ---------

    Total noninterest expense                       28,178            24,364              19,925
                                                 ---------         ---------           ---------

Income before provision for income taxes            18,195            16,385               9,153

Provision for income taxes (Note 9)                  7,130             6,672                  40
                                                 ---------         ---------           ---------

Net income                                         $11,065            $9,713              $9,113
                                                 ---------         ---------           ---------

Earnings per share - basic                           $1.46             $1.30               $1.51
                                                 ---------         ---------           ---------
                   - diluted                         $1.41             $1.25               $1.47
                                                 ---------         ---------           ---------

Weighted average number of shares - basic        7,563,859         7,497,944           6,047,237
                                                 ---------         ---------           ---------
                                  - diluted      7,840,213         7,795,405           6,188,857
                                                 ---------         ---------           ---------


The accompanying notes are an integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                 Years ended December 31, 1998, 1997 and 1996
                                                       -----------------------------------------------------------------
                                                                                                      Unrealized Gains
                                                                                                         (Losses) on
                                                                                                         Investment
                                                                    Additional                           Securities
                                           Comprehensive  Common      Paid in   Retained   Treasury  Available-For-Sale,
                                             Income       Stock     Capital     Earnings    Stock            Net           Total
                                             ------       -----     -------     --------    -----            ---           -----
                                                                             (Dollars in thousands)

Balance at December 31, 1995                                $801      $58,208    $17,682   ($15,842)         ($677)       $60,172
Comprehensive income:
Net income                                     $9,113       ----         ----      9,113       ----           ----          9,113
Other comprehensive income:
 - Unrealized securities gains,
   net of $0 of tax expense,
   arising during the period                    1,081
 - Less: reclassifcation adjustment
   for security gains included in
   net income, net of $0 tax expense              497
                                               ------
Total other comprehensive income                  584       ----         ----      -----      -----            584            584
                                               ------
Total comprehensive income                     $9,697
                                               ------
Cash dividends declared                                     ----         ----     (3,068)      ----           ----         (3,068)
Stock options exercised                                        4          329      -----      -----          -----            333
Issuance of common stock in conjunction
with the acquisition of Finest Financial Corp.               136       15,871      -----      -----          -----         16,007
                                                            ----      -------    -------   --------          -----        -------
Balance at December 31,1996                                  941       74,408     23,727    (15,842)           (93)        83,141

Compehensive income:
Net income                                     $9,713       ----         ----      9,713       ----           ----          9,713
Other comprehensive income:
 - Unrealized securities gains,
   net of $907 tax expense,
   arising during the period                    1,320
 - Less: reclassifcation adjustment
   for security gains included in
   net income, net of $179 tax expense            260
                                              --------
Total other comprehensive income                1,060       ----         ----      -----      -----          1,060          1,060
                                              --------
Total comprehensive income                    $10,773
                                              --------
Cash dividends declared                                     ----         ----     (3,755)      ----           ----         (3,755)
Stock options exercised                                       11          895      -----      -----          -----            906
                                                            ----      -------    -------   --------          -----        -------
Balance at December 31, 1997                                $952      $75,303    $29,685   ($15,842)          $967        $91,065
                                                            ----      -------    -------   --------          -----        -------


The accompanying notes are an integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (continued)


                                                                     Years ended December 31, 1998, 1997 and 1996
                                                           ---------------------------------------------------------------
                                                                                                          Unrealized Gains
                                                                                                            (Losses) on
                                                                                                            Investment
                                                                       Additional                           Securities
                                              Comprehensive   Common     Paid in   Retained    Treasury  Available-For-Sale,
                                                 Income       Stock     Capital    Earnings     Stock           Net          Total
                                                 ------       -----     -------    --------     -----           ---          -----

                                                                                  (Dollars in thousands)

Balance at December 31, 1997                                    $952    $75,303     $29,685     ($15,842)       $967        $91,065
Compehensive income:
Net income                                         $11,065      ----       ----      11,065         ----        ----         11,065
Other comprehensive income:
 - Unrealized securities gains,
   net of $357 tax expense,
   arising during the period                          554
 - Less: reclassifcation adjustment
   for security gains included in
   net income, net of $527 tax expense                817
                                                  -------                                                       ----           ----
Total other comprehensive income (expense)           (263)      ----       ----        ----         ----        (263)          (263)
                                                  -------                                                       ----           ----
Total comprehensive income                        $10,802
                                                  -------
Cash dividends declared                                         ----       ----      (4,391)        ----        ----         (4,391)
Common stock repurchases                                        ----       ----       -----       (2,493)       ----         (2,493)
Stock options exercised                                           19      2,080       -----        -----        ----          2,099
                                                                ----    -------     -------     --------        ----        -------
Balance at December 31, 1998                                    $971    $77,383     $36,359     ($18,335)       $704        $97,082
                                                                ----    -------     -------     --------        ----        -------


The accompanying notes are an integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Year ended December 31,
                                                             -----------------------
                                                          1998          1997         1996
                                                          ----          ----         ----
                                                                (Dollars in thousands)
Cash flows from operating activities:
  Net income                                              $11,065        $9,713       $9,113
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Provision for loan losses                                 1,440         2,040        1,415
  Provision for depreciation and amortization               1,963         1,900        1,719
  Gain on sale of foreclosed property                        (373)         (502)        (109)
  Write-down of foreclosed property                            16            35           82
  Amortization of investment securities discounts
    and premiums, net                                       1,192           511        1,396
  Amortization of intangible assets                         1,724           780           --
  Provision for deferred (prepaid) income taxes               (88)        2,294       (1,908)
  Proceeds from sales of mortgage loans and
    mortgage servicing rights                             111,618        96,821       94,826
  Mortgage loans originated for sale                     (101,039)      (98,085)     (96,568)
  Realized gains on sales of investment securities         (1,344)         (439)        (497)
  Realized gains on sales of mortgage loans and
    mortgage servicing rights, net                         (1,338)       (1,628)      (1,352)
Changes in assets and liabilities, net of the
  effect of the purchase of Finest Financial Corp.
  Increase in accrued interest receivable                  (1,086)       (2,114)        (112)
  Decrease (increase) in other assets                       4,545        (1,559)       1,704
  Increase (decrease) in other liabilities                 (4,453)          947        3,830
                                                         --------       -------      -------

  Net cash provided by operating activities                23,842        10,714       13,539
                                                         --------       -------      -------

Cash flows from investing activities:
  Acquisition of branch assets and assumed
    deposit liabilities, net of cash acquired              65,033            --           --
  Acquisition of Finest Financial, Corp., net of
    cash acquired                                              --            --        3,041
  Proceeds from sales of available-for-sale securities    209,926        71,043       48,217
  Proceeds from maturities and principal payments
    of available-for-sale securities                       70,002        38,547       32,339
  Proceeds from maturities and principal payments
    of held-to-maturity securities                         36,771        21,071       55,785
  Purchases of available-for-sale securities             (251,087)     (145,407)     (78,243)
  Purchases of held-to-maturity securities                (21,892)      (96,125)     (25,864)
  Purchases of Federal Home Loan Bank stock                  (182)       (4,286)          --
  Purchase of a Federal Home Loan Bank certificate
    of deposit                                                 --       (17,244)          --
  Loans originated and purchased, net of principal
    collected                                              31,411       (16,651)    (103,446)
  Proceeds from sales of foreclosed property                3,795         4,910        2,604
  Purchases of bank premises and equipment                   (911)         (836)      (1,697)
                                                         --------       -------      -------

    Net cash provided by (used in) investing activities   142,866      (144,978)     (67,264)
                                                         --------       -------      -------
Cash flows from financing activities:
  Net increase in demand deposits, NOW accts and
    savings accounts                                       70,097        56,579        6,153
  Net increase (decrease) in term deposits                (20,023)       (3,210)      31,122
  Net increase (decrease) in borrowed funds with
    maturities of three months or less                    (73,298)      (49,869)      74,806
  Proceeds from borrowed funds with maturities
    in excess of three months                             158,000       159,000       92,500
  Repayments of borrowed funds with maturities
    in excess of three months                            (229,162)      (40,532)    (137,917)
  Increase (decrease) in mortgagors' escrow accounts          141          (555)         398
  Dividends paid                                           (4,228)       (3,591)      (2,900)
  Stock options exercised                                   2,099           906          333
  Common stock repurchases                                 (2,493)           --           --
                                                         --------       -------      -------

      Net cash provided by (used in) financing
        activities                                        (98,867)      118,728       64,495
                                                         --------       -------      -------

      Net increase (decrease) in cash and cash
        equivalents                                        67,841       (15,536)      10,770

Cash and cash equivalents at beginning of the year         22,542        38,078       27,308
                                                         --------       -------      -------

Cash and cash equivalents at end of the year              $90,383       $22,542      $38,078
                                                         --------       -------      -------


The accompanying notes are an integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                  Year ended December 31,
                                                                                  -----------------------
                                                                            1998          1997            1996
                                                                            ----          ----            ----
                                                                                 (Dollars in thousands)
Supplemental disclosures of cash flow information:

Interest paid during the year                                               $52,320        $51,666         $37,165
Income taxes paid during the year                                             7,240          7,247             324

Supplemental schedule of noncash financing and investing activities:
Real estate acquired through, or deeds in lieu of, foreclosure                  961          1,445           1,961
Held-to-maturity securities reclassified to available-for-sale (Note 1)     162,861            ---             ---

The accompanying notes are an integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

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

                              INVESTMENT SECURITIES

Investments in debt securities may be classified as held-to-maturity and measured at amortized cost only if the Company has the positive intent and ability to hold such securities to maturity. Investments in debt securities that are not classified as held-to-maturity and equity securities that have readily determinable fair values are classified as trading securities or available-for-sale securities. Trading securities are investments purchased and held principally for the purpose of selling in the near term; available-for-sale securities are investments not classified as trading or held-to-maturity. Unrealized holding gains and losses for trading securities are included in earnings; unrealized holding gains and losses for available-for-sale securities are reported in comprehensive income and as a separate component of stockholders' equity.

During the second quarter of 1998, the Company reclassified to available-for-sale all securities previously classified as held-to-maturity. This reclassification was the result of an analysis of the strategic alternatives for the securities portfolio. Under Securities and Exchange Commission guidelines, this reclassification prohibits the Company from classifying securities as held-to-maturity for a period of at least two years.

The amortized cost basis of the held-to-maturity securities transferred to the available-for-sale classification was $162.3 million. Subsequent to this reclassification, and as part of a balance sheet realignment, approximately $231 thousand of gains of the sale of some of these transferred investment securities were realized. Also as a result of this reclassification, approximately $612 thousand of unrealized gains, net of $408 thousand of tax expense, were reflected in other comprehensive income and on the Statement of Stockholders' Equity.

Dividend and interest income, including amortization of premiums and discounts, is included in earnings for all categories of investment securities. Discounts and premiums related to debt securities are amortized using a method that approximates the level-yield method, adjusted for estimated prepayments in the case of mortgage-backed securities. Realized gains and losses on security transactions are computed using the specific identification method.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

                                LOANS RECEIVABLE

Loans are stated at the amount of unpaid principal, net of the allowance for loan losses, unearned discounts and unearned net loan origination fees. Loan origination fees, discounts and certain direct loan origination costs are deferred and amortized as an adjustment to the related loan yield over the contractual life of the loan. When loans are sold or fully repaid, the unamortized fees, discounts and costs are recognized in income.

Interest on loans is included in income as earned based upon interest rates applied to unpaid principal. Interest is not accrued on loans 90 days or greater past due or on other loans when management believes collection is doubtful. Loans considered impaired, as defined below, are nonaccruing. When a loan is placed on nonaccrual status, all interest previously accrued is reversed against current-period interest income.

A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement. All loans are individually evaluated for impairment, except for smaller balance homogeneous residential and consumer loans which are evaluated in aggregate, according to the Bank's normal loan review process, including overall credit evaluation, nonaccrual status and payment experience. Loans identified as impaired are further evaluated to determine the estimated extent of impairment.

Impaired loans are measured based on the present value of expected future cash flows discounted at each loan's effective interest rate or, as a practical expedient, at each loan's observable market price or the fair value of the collateral if the loan is collateral-dependent. For collateral-based loans, the extent of impairment is the shortfall, if any, between the collateral value, less costs to dispose of such collateral, and the carrying value of the loan. Loans on nonaccrual status and restructured troubled debt are considered to be impaired.

The allowance for loan losses is based on management's estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date. The methodology for assessing the appropriateness of the allowance consists of a review of the following three key elements:

     o  A formula allowance for the various loan portfolio classifications,

     o  A valuation allowance for loans identified as impaired, and

     o  The unallocated allowance.

The formula allowance is a percentage-based reflection of historical loss experience and assigns required allowance allocations by loan classification based on a fixed percentage of all outstanding loan balances and commitments to extend credit. The formula allowance employs a risk-rating model that grades loans based on general characteristics of credit quality and relative risk. As credit quality becomes more suspect, so-called "watch list" loans, the risk rating and allocation percentage increase. The sum of these allocations comprise the Company's "formula" or "general" allowance.

The Company also has "valuation" allowances for impaired loans. When impaired loans are evaluated, if the difference between the net present value of the impaired loan (or fair value of the collateral if the loan is collateral-dependent) is lower than the recorded investment of the loan, the shortfall is provided to expense with a resulting "valuation" allowance.

In addition to the formula and valuation components, there is an unallocated allowance that is based on the Company's credit policy and consists of an amount that is at least 20% to 25% of the formula and valuation allowances. This element recognizes the estimation risks associated with the formula model and the valuation allowance. It is further adjusted for

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

qualitative factors including, among others, general economic and business conditions, credit quality trends, loan volumes and concentrations and specific industry conditions within portfolio segments.

There are inherent uncertainties with respect to the final outcome of loans and nonperforming loans. Because of these inherent uncertainties, actual losses may differ from the amounts reflected in these consolidated financial statements. Factors considered in evaluating the adequacy of the allowance include previous loss experience, current economic conditions and their effect on borrowers, the performance of individual loans in relation to contract terms, and the estimated fair values of underlying collateral. Losses are charged against the allowance when management believes the collectibility of principal is doubtful.

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

                            MORTGAGE SERVICING RIGHTS

On January 1, 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") SFAS No. 125, "Accounting Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS No. 125"). SFAS No. 125 requires the transfer of financial assets in which the Company surrenders control over those financial assets to be accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Each time the Company undertakes an obligation to service financial assets it recognizes either a servicing asset or a servicing liability for that contract, unless it securitizes the asset, retains all of the securities, and classifies them as debt securities held-to-maturity. Because the current practice of the Company is to sell most of the mortgage loans it originates, the adoption of this statement did not have a material effect on the financial position or results of operations of the Company. The carrying amount of capitalized mortgage servicing rights at December 31, 1998 and 1997 was $104,000 and $130,000, respectively.

                               FORECLOSED PROPERTY

Collateral acquired through foreclosure is recorded at the lower of cost or fair value, less estimated costs to sell, at the time of acquisition. The excess, if any, of the loan balance over the fair value of the property at the time of transfer from loans to foreclosed property is charged to the allowance for loan losses. Subsequent impairments in the fair value of foreclosed property are charged to expense in the period incurred. Net operating income or expense related to foreclosed property is included in noninterest expense in the accompanying consolidated statements of operations. Because of current market conditions, there are inherent uncertainties in the assumptions with respect to the estimated fair value of foreclosed property. Because of these inherent uncertainties, the amount ultimately realized on foreclosed property may differ from the amounts reflected in the consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

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

Bank premises and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on its review, the Company does not believe that any material impairment of its long-lived assets has occurred. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less cost to sell.

                                INTANGIBLE ASSETS

Intangible assets, comprised of goodwill and a core deposit premium, represent the excess of the purchase price over the fair value of net assets acquired in the acquisition of Finest Financial Corp. in 1996 (Note 3) and the 1998 branch acquisition (Note 2). Goodwill is being amortized on a straight-line basis over 15 and 20 years, respectively. The core deposit premium, is being amortized over an eight year period on an accelerated basis. At each balance sheet date, the Company evaluates the realizability of intangible assets based on expectations of nondiscounted future cash flows of the related acquired entity and branches. If the sum of the nondiscounted future cash flows is less than the carrying amount of the intangible asset, the Company would recognize an impairment loss. Based on its review, the Company does not believe that any material impairment of its intangible assets has occurred at December 31, 1998.

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

                                  OTHER ASSETS

Other assets include a $17.4 million long-term fixed rate certificate of deposit with the Federal Home Loan Bank of Boston at December 31, 1998 and $17.3 million as of December 31, 1997.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

                               EARNINGS PER SHARE

The Company adopted the provisions of SFAS No. 128, "Earnings per Share", in 1997. This statement requires the dual presentation of basic and dilutive earnings per share (EPS) on the face of the statement of operations and a reconciliation of the numerators and denominators of the basic and dilutive EPS calculations. Basic EPS amounts have been computed by dividing reported earnings available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the year. Dilutive EPS amounts have been computed using the weighted average number of common and common equivalent shares and the dilutive potential common shares (stock options outstanding and exercisable) outstanding during the year. Included in diluted EPS are 276,354, 297,461 and 141,620 dilutive potential common shares for 1998, 1997 and 1996, respectively.

                              COMPREHENSIVE INCOME

The Company adopted the provisions of SFAS No. 130, "Reporting Comprehensive Income", which requires the display of comprehensive income and its components. The Company has chosen, as permitted by SFAS No. 130, to disclose comprehensive income, which is comprised of net income and unrealized gains or losses on securities classified as available-for-sale, in the Consolidated Statements of Stockholders' Equity. All prior year data has been restated to conform to the SFAS No. 130 requirements.

                                RECLASSIFICATIONS

Certain reclassifications have been made to the 1997 and 1996 consolidated financial statements to conform to the 1998 presentation.

                        RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Statement 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998)

The Company has not yet quantified the impact of adopting SFAS No. 133 on the financial statements, and has not determined the timing of or method of the adoption of the statement. The adoption of SFAS No. 133 could have the effect of increasing the volatility in reported earnings and accumulated other comprehensive income.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." The statement requires that after the securitization of mortgage loans held for sale, a company engaged in mortgage banking activities classify the resulting mortgage-backed securtities or other retained interests based on its ability and intent to sell or hold those investments. The statement is not expected to have a material impact on the Company's financial condition or results of operations.

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed of Obtained for Internal use." SOP 98-1 requires computer software costs associated with internal software to be expensed as incurred until certain capitalization criteria are met. The Company does not believe that adoption of SOP 98-1 will have a material impact on the Company's financial statements.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." This position statement requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company will adopt SOP 98-5 beginning January 1, 1999, and does not believe the adoption will have a material impact on the Company's financial condition or results of operations.

2. BRANCH ACQUISITION

Pursuant to a Purchase and Assumption Agreement, the Company purchased certain assets from and assumed certain deposit liabilities relating to five branch offices of another financial institution on June 19 and June 26, 1998. The purchase price was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The assets acquired consisted of approximately $63.9 million of loans, fixed and other assets, real property related to the owned branches and cash at the branches. The premium, or the excess of the purchase price over the fair value of assets acquired, was approximately $15.1 million. Of this premium, approximately $10.5 million was allocated to a core deposit intangible (CDI) and the resulting residual amount, approximately $4.6 million, was recorded as goodwill. CDI will be amortized over eight years on a 125% declining balance method while the goodwill will be amortized over a twenty year life on a straight line basis.

Because the acquisition of the branches represents the acquisition of assets and does not represent the acquisition of a business, separate entity or subsidiary, no pro forma financial information is presented. Because the deposit liabilities assumed exceed the assets acquired, there was a cash payment made to the Company as a result of this transaction. The following is a summarization of the components of the transaction based on estimates of fair value at the date of acquisition (in thousands):

Loans, net                                                         $60,425
Bank premises and equipment                                          2,222
Core deposit intangible                                             10,544
Goodwill                                                             4,580
Prepaid expenses and other assets                                      434
Deposit and repurchase agreement liabilities assumed              (142,701)
Accrued expenses and other liabilities                                (537)
                                                                   -------
Net cash received                                                  $65,033
                                                                   -------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

3. ACQUISITION OF FINEST FINANCIAL CORP.

On December 30, 1996, the Company acquired all of the outstanding shares of the common stock of Finest Financial Corp. ("Finest"). The purchase price was composed of 1,353,998 shares of common stock issued at a price of $11.50 per share and a total cash outlay of $16.3 million. Included in the total acquisition cost was approximately $1.4 million of capitalized costs incurred in connection with the acquisition. This transaction was accounted for as a purchase and, accordingly, the consolidated statements of operations include the results of Finest's operations since the acquisition.

The purchase price was allocated to assets acquired and liabilities assumed based on estimates of fair value at the date of acquisition. The excess of purchase price over the fair value of assets acquired has been recorded as goodwill. The fair value of these assets and liabilities is summarized as follows (in thousands):

   Cash and cash equivalents                              $19,364
   Investment securities available-for-sale                62,128
   Net loans                                               97,458
   Premises and equipment                                   1,584
   Goodwill                                                11,800
   Foreclosed property                                        740
   Prepaid expenses and other assets                        3,571
   Deposits                                              (162,209)
   Accrued expenses and other liabilities                  (2,105)
                                                         --------

           Total acquisition cost                         $32,331
                                                         --------

The following is supplemental information reflecting selected unaudited pro forma results as if this acquisition had been consummated as of January 1, 1996:
--------------------------------------------------------------------------------

                                                      December 31,
                                                          1996
                                                          ----
                                                  (Dollars in thousands)

   Total revenue (1)                                     $39,798
   Income before taxes                                    12,010
   Net income                                             11,369
   Earnings per share - basic                              $1.54
   Earnings per share - diluted                            $1.50


(1) Total revenue includes net interest income and noninterest income.
--------------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

4. INVESTMENT SECURITIES

Investment securities at December 31,1998 and 1997 are as follows:
--------------------------------------------------------------------------------

                                                                 1998                                          1997
                                                                 ----                                          ----
                                                                             (Dollars in thousands)
                                         Amortized    Unrealized             Fair     Amortized  Unrealized             Fair
                                            Cost         Gain      Loss     Value        Cost       Gain      Loss      Value
                                            ----         ----      ----     -----        ----       ----      ----      -----
Investment securities held-to-maturity:
    U.S. government and
        agency obligations                 $     --      $   --  $  --    $     --     $54,421      $961      $  --    $55,382
    Mortgage-backed securities                   --          --     --          --     109,661       393         --   $110,054
    Other bonds and obligations                  --          --     --          --      14,917       390         --     15,307
                                           --------      ------  -----    --------    --------    ------      -----   --------
                                                 --          --     --          --     178,999     1,744         --    180,743
Investment securities available-for-sale:
    U.S. government and
        agency obligations                   98,145       1,977     --     100,122      67,177       827        (44)    67,960
    Mortgage-backed securities              244,938          --   (855)    244,083     121,008       969         --    121,977
    Other bonds and obligations               1,637          --     (2)      1,635      22,079        --       (113)    21,966
                                           --------      ------  -----    --------    --------    ------      -----   --------
                                            344,720       1,977   (857)    345,840     210,264     1,796       (157)   211,903

Total investment securities                $344,720      $1,977  ($857)   $345,840    $389,263    $3,540      ($157)  $392,646
                                           --------      ------  -----    --------    --------    ------      -----   --------

At December 31, 1998 and 1997, U.S. government obligations and mortgage-backed securities with amortized cost of $82,995,000 and $134,513,000, respectively, and fair value of $83,307,000 and $135,289,000, respectively, were pledged to collateralize certain borrowings, deposit accounts and repurchase agreements.

For the year ended December 31, 1998, there were realized gross gains of $1.3 million from the sale of investment securities available-for-sale. For the years ended December 31, 1997 and 1996, there were realized gains before taxes from the sale of investment securities of $439,000 and $497,000, respectively.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

The following table shows the maturity distribution of the amortized cost of the Company's investment securities at December 31, 1998.
--------------------------------------------------------------------------------

                                                     Less than                                  Greater than
                                                       1 year       1-5 years     5-10 years      10 years        Total
                                                       ------       ---------     ----------      --------        -----
                                                                                 (Dollars in thousands)
Investment securities available-for-sale:
    U.S. government and
            agency obligations                           $ ----        $40,876       $55,793         $1,476       $98,145
    Mortgage-backed securities (1)                       59,768        113,312        41,109         30,749       244,938
    Other bonds and obligations                           1,511           ----          ----            126         1,637
                                                        -------       --------       -------        -------      --------

                                                        $61,279       $154,188       $96,902        $32,351      $344,720
                                                        -------       --------       -------        -------      --------


(1) Maturities of mortgage-backed securities are based on contractual maturities with scheduled amortization based on expected prepayments. Actual maturities will differ from the scheduled maturities due to the timing of actual prepayments.
--------------------------------------------------------------------------------

The following table shows the maturity distribution of the fair value of the Company's investment securities at December 31, 1998.
--------------------------------------------------------------------------------

                                         Less than                          Greater than
                                          1 year    1-5 years   5-10 years   10 years        Total
                                          ------    ---------   ----------   --------        -----
                                                            (Dollars in thousands)
Investment securities available-for-sale:
    U.S. government and
            agency obligations             $    --     $41,595     $57,053        $1,474     $100,122
    Mortgage-backed securities (1)          59,482     112,846      40,999        30,756      244,083
    Other bonds and obligations              1,510          --          --           125        1,635
                                           -------    --------     -------       -------     --------

                                           $60,992    $154,441     $98,052       $32,355     $345,840
                                           -------    --------     -------       -------     --------


(1) Maturities of mortgage-backed securities are based on contractual maturities with scheduled amortization. Actual maturities will differ from contractual maturities due to prepayments.
--------------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

5. LOANS RECEIVABLE

Major classifications of loans receivable at December 31, 1998 and 1997 follow:

--------------------------------------------------------------------------------

                                                                              1998                  1997
                                                                              ----                  ----
                                                                               (Dollars in thousands)
Mortgage loans:
    Residential                                                           $187,417              $263,058
    Commercial                                                              88,774                83,077
    Construction                                                            43,220                31,851
                                                                          --------              --------
Total mortgage loans                                                      $319,411              $377,986
                                                                          --------              --------

Owner-occupied commercial real estate (1)                                   62,800                52,335

Commercial                                                                  89,690                67,018

Aircraft                                                                    59,657                41,220

Consumer loans:
    Second Mortgage,Home Equity
      & Home Improvement                                                    59,003                59,897
    Automobile                                                             134,613               103,551
    Other Consumer                                                           6,143                 4,901
                                                                          --------              --------
Total consumer loans                                                       199,759               168,349

Less:
    Allowance for loan losses                                              (11,261)              (10,570)
                                                                          --------              --------

        Total loans receivable                                            $720,056              $696,338
                                                                          --------              --------

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

Most loans originated by the Company are collateralized by real estate. The ability and willingness of the single family residential and consumer borrowers to honor their repayment commitments are generally dependent on the level of overall economic activity within the geographic areas and real estate values. The ability and willingness of commercial real estate, commercial and construction loan borrowers to honor their repayment commitments are generally dependent on the health of the real estate economic sector in the borrowers' geographic areas, the borrowers' financial conditions and the economy in general.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

A summary of changes in the allowance for loan losses for the years ended December 31, 1998, 1997 and 1996 follows:

--------------------------------------------------------------------------------

                                               1998                1997                 1996
                                               ----                ----                 ----
                                                            (Dollars in thousands)

Balance at beginning of year                  $10,570              $10,538               $6,552
Acquired allowance - Finest (Note 3)              ---                  ---                4,080
Acquired allowance - Branch (Note 2)              765                  ---                  ---
Provision for loan losses                       1,440                2,040                1,415
Charge-offs                                    (3,546)              (2,826)              (2,335)
Recoveries                                      2,032                  818                  826
                                              -------              -------              -------

Balance at end of year                        $11,261              $10,570              $10,538
                                              -------              -------              -------

--------------------------------------------------------------------------------

The Company considers a loan impaired if it is 90 days or more past due as to principal and interest, or if management's credit risk assessment determines that it is probable that principal and interest will not be collected as contractually scheduled. In addition, loans which are restructured at market rates and comparable to loans with similar risks are considered impaired only in the year of the restructuring, so long as they continue to perform according to the restructured terms. Excluded from the impaired category, but otherwise considered nonaccruing loans, are small balance homogeneous loans which are ninety days or more past due. Small balance homogeneous loans include residential mortgage loans, residential construction loans to individuals (excluding builder construction loans) and consumer loans. The Company evaluates a loan's level of impairment by measuring the net present value of the expected future cash flows using the loan's original effective interest rate, or considering the fair value of the collateral if the loan is collateral dependent. When the difference between the net present value of the impaired loan (or fair value of the collateral if the loan is collateral dependent) is lower than the recorded investment of the loan, the difference is provided to expense with a resulting valuation allowance. The average recorded investment in impaired loans was approximately $3.0 million in 1998 and $2.6 million in 1997.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

The following table indicates the recorded investment in nonperforming assets and the related valuation allowance for impaired loans.

--------------------------------------------------------------------------------

                                           December 31, 1998                  December 31, 1997
                                                      Impaired Loan                     Impaired Loan
                                         Recorded       Valuation           Recorded      Valuation
                                        Investment     Allowance (1)       Investment    Allowance (1)
                                        ----------     -------------       ----------    -------------
                                                       (Dollars in thousands)
Nonaccruing Loans:

  Impaired Loans
    Requiring a valuation allowance            $493           $393             $1,577           $590
    Not requiring a valuation allowance       1,619             --                309             --
                                             ------           ----             ------         ------
                                              2,112           $393              1,886           $590

    Restructured Loans                          447            154                905            420
                                             ------           ----             ------         ------

  Total impaired                              2,559           $547              2,791         $1,010
                                             ------           ----                            ------

  Residential Mortgage                        1,526                             1,525
  Other                                       1,414                             1,228
                                             ------                            ------

Total nonaccruing loans                       5,499                             5,544

Foreclosed property, net                        575                               891
                                             ------                            ------

Total nonperforming assets                   $6,074                            $6,435
                                             ------                            ------

Percentage of nonperforming assets
  to total assets                              0.49%                             0.54%
Percentage of allowance for loan losses
  to nonaccruing loans                        204.8%                            190.7%


(1) The valuation allowance for impaired loans is included in the allowance for loan losses on the balance sheet.
--------------------------------------------------------------------------------

Interest income recognized on impaired loans, using the cash basis of income recognition, amounted to approximately $265,000 for the year ended December 31, 1998 compared to $293,000 in 1997 and $244,000 in 1996.

The amount of interest that would have been earned had the nonaccrual and restructured loans performed in accordance with original terms and conditions was $456,000, $570,000 and $140,000 for the years ended December 31, 1998, 1997 and 1996 respectively.

The maximum amount of aggregate loans to directors, executive officers and principal stockholders for the year ended December 31, 1998 was less than 5% of stockholders' equity.

At December 31, 1998 and 1997, the Bank was servicing loans sold to the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Massachusetts Home Finance Agency and various other banks and institutions on a nonrecourse basis (except as discussed in Note 11), in the amount of $23,249,000 and $32,114,000, respectively. The amount of loans sold and serviced for others is not included in loans receivable.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

6. BANK PREMISES AND EQUIPMENT

A summary of bank premises and equipment at December 31, 1998 and 1997 follows:

--------------------------------------------------------------------------------

                                                                               Estimated Useful
                                                   1998             1997            Life
                                                   ----             ----            ----
                                                        (Dollars in thousands)

Land                                                 $1,595           $1,235
Buildings                                             8,965            7,706   20 to 30 years
Leasehold improvements                                5,402            4,930   1 to 13 years
Furniture and fixtures                               10,587            9,487   3 to 10 years
Construction in process                                 ---              11
                                                    -------          -------
                                                     26,549           23,369

Less accumulated depreciation
  and amortization                                   14,834           12,824
                                                    -------          -------

                                                    $11,715          $10,545
                                                    -------          -------


Depreciation and amortization expense was $1,963,000, $1,900,000, and $1,719,000 for 1998, 1997 and 1996, respectively.

--------------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998


7. DEPOSITORS' ACCOUNTS

A summary of depositors' accounts at December 31, 1998 and 1997 follows:

--------------------------------------------------------------------------------

                                                                       1998              1997
                                                                       ----              ----
                                                                       (Dollars in thousands)
Personal and business checking
      accounts (noninterest-bearing)                                     $92,965           $61,099
NOW accounts                                                              53,735            44,178
Money market accounts                                                     96,773            63,929
Savings accounts                                                         226,439           156,343
Time deposits                                                            464,783           418,773
                                                                        --------          --------

                                                                        $934,695          $744,322
                                                                        --------          --------

The following is a summary of original maturities of time deposits as of December 31, 1998:

                                                                (Dollars in thousands)

1999                                                                    $149,816
2000                                                                     241,647
2001                                                                      22,530
2002                                                                      10,758
2003                                                                      18,690
Thereafter                                                                21,342
                                                                        --------

                                                                        $464,783
                                                                        --------

The following table shows the remaining maturities of certificates of deposits with balances in excess of $100,000 at December 31, 1998.

                                                                (Dollars in thousands)

Three months or less                                                     $13,220
Over 3 months and less than 6 months                                       8,709
Over 6 months and less than 12 months                                     36,688
12 months and over                                                        12,494
                                                                         -------

                                                                         $71,111
                                                                         -------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

8. BORROWED FUNDS

Borrowed funds at December 31, 1998 and 1997 are summarized below:

--------------------------------------------------------------------------------

                                                                             1998              1997
                                                                             ----              ----
                                                                             (Dollars in thousands)

Due during 1998, interest rates from 5.65% to 6.42%                      $   ----            $229,597
Due during 1999, interest rates from 4.99% to 6.43%                        77,000              47,000
Due during 2000, interest rates from 5.29% to 6.52%                        78,149              36,412
Due during 2001, interest rates from 6.54% to 6.58%                         3,454               3,707
Due during 2005, interest rates at 6.08%                                       73                  76
Due during 2016, interest rates at 7.25%                                    2,906               2,952
Repurchase agreements                                                      39,917              23,813
                                                                         --------            --------

                                                                         $201,499            $343,557
                                                                         --------            --------

--------------------------------------------------------------------------------

Total lines of credit available under both short-term and long-term borrowings from the FHLB are dependent upon the amount of FHLB stock owned and other assets available as collateral with the total credit available being $407,105,000, of which $245,523,000 was unused at December 31, 1998. The advances from the FHLB are secured by all FHLB stock (book value of $19,985,000 and $19,803,000 at December 31, 1998 and 1997, respectively) and a pledge of certain assets as collateral. Repurchase agreements outstanding at December 31, 1998 mature in three months or less with average interest rates of 4.04% and are secured by certain U.S. government and agency securities.

The following table summaries the maximum and average amounts of borrowings outstanding during 1998 and 1997 together with the weighted average interest rates thereon.

--------------------------------------------------------------------------------

                                      For the Year Ended December 31, 1998                      At December 31, 1998
                                      ------------------------------------                      --------------------
                                          Maximum             Average           Weighted                             Weighted
                                          Amount              Amount             Average            Amount            Average
                                        Outstanding        Outstanding        Interest Rate      Outstanding         Int. Rate
                                        -----------        -----------        -------------      -----------         ---------
                                                                 (Dollars in thousands)
FHLB Borrowings                              $411,605            $261,662              6.07%           $161,582            5.93%
Repurchase Agreements                          49,495              27,567              4.65%             39,917            4.04%

                                      For the Year Ended December 31, 1997                      At December 31, 1997
                                      ------------------------------------                      --------------------
                                          Maximum             Average           Weighted                             Weighted
                                          Amount              Amount             Average            Amount            Average
                                        Outstanding         Outstanding       Interest Rate       Outstanding        Int. Rate
                                                                 (Dollars in thousands)
FHLB Borrowings                              $394,184            $342,975              5.94%           $319,744            5.98%
Repurchase Agreements                          27,708              16,415              4.75%             23,813            4.90%

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

9. INCOME TAXES

The provision for income taxes for each of the three years in the period ended December 31, 1998 consists of the following:

--------------------------------------------------------------------------------

                                                   1998            1997            1996
                                                   ----            ----            ----
                                                         (Dollars in thousands)
Current                                          $7,218          $4,378           1,948

Deferred (prepaid)                                  (88)          2,294          (1,908)
                                                 ------          ------          ------

                                                 $7,130          $6,672             $40
                                                 ------          ------          ------


The difference between the total expected provision for income taxes computed by applying the statutory federal income tax rate to income before provision for income taxes and the recorded provision for income taxes for the three years in the period ended December 31, 1998 follows:

--------------------------------------------------------------------------------

                                                               1998            1997             1996
                                                               ----            ----             ----
                                                                    (Dollars in thousands)

Provision at statutory rate                                  $6,369          $5,571           $3,112
State taxes, net of federal benefit                             511           1,181              783
Goodwill amortization                                           273             265              ---
Nondeductible expenses                                            5              10               23
Tax exempt interest                                             (10)            (14)             ---
Dividend received deduction                                     (25)            (39)              (2)
Tax Credits                                                    (107)           (101)             ---
Change in valuation allowance                                   ---             ---           (4,185)
Other, net                                                      114            (201)             309
                                                             ------          ------           ------

Provision for income taxes                                   $7,130          $6,672              $40
                                                             ------          ------           ------

In August of 1996, Congress passed the Small Business Job Protection Act of 1996. Included in the bill was the repeal of IRC Section 593, which allowed thrift institutions special provisions in calculating bad debt deductions for income tax purposes. Thrift institutions are now viewed as commercial banks for income tax purposes. The repeal is effective for tax years after December 31, 1995.

One effect of this legislative change was to suspend the Bank's bad debt reserve for income tax purposes as of its base year (October 31, 1988). Any bad debt reserve in excess of the base year amount is subject to recapture over a six-year time period. The suspended (i.e. base year) amount is subject to recapture upon the occurrence of certain events, such as a complete or partial redemption of the Bank's stock or if the Bank ceases to qualify as a bank for income tax purposes.

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

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998


The components of the net deferred tax asset at December 31, 1998 and 1997 follow:

--------------------------------------------------------------------------------

                                                                    1998                1997
                                                                    ----                ----
                                                                      (dollars in thousands)

   Allowance for loan losses                                        $2,664              $2,196
   Deferred tax loan loss reserve                                   (1,220)             (1,447)
   Depreciation                                                        687                 768
   Deferred loan fees                                                  ---                  36
   Deferred compensation                                               384                 335
   Pension accrual                                                     377                 424
   Limited partnership investments                                    (409)               (371)
   Accretion on bonds                                                 (126)                ---
   Purchase business combination                                       336                 880
   Charge-off remaining lease payments                                 ---                  17
   Unrealized gain on available-for-sale securities                   (376)               (329)
   State income taxes                                                1,090                 777
   Other, net                                                           43                  93
                                                                    ------              ------

   Net deferred tax asset included in other assets                  $3,450              $3,379
                                                                    ------              ------

--------------------------------------------------------------------------------

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

The data in the table below is presented in accordance with SFAS No. 132, "Employer's Disclosures About Pensions and Other Postretirement Benefits," which is effective for fiscal years beginning after December 15, 1997. This statement revises the Company's disclosures but does not change the measurement or recognition of pension benefits. The assumptions utilized include a weighted average discount rate of 7.25% and 7.50%, respectively, for the plan years ended in 1998 and 1997. The discount rates at October 31, 1998 and 1997, were 6.75% and 7.25%, respectively. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 4.0% in 1998, 1997 and 1996. The expected long-term rate of return on assets was 8.0% in 1998, 1997 and 1996.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

The following table sets forth the changes in the plan's benefit obligations and assets together with the plan's funded status and the amounts recognized in the Company's consolidated financial statements at December 31, 1998 and 1997 for the plan's October 31 fiscal year end.

--------------------------------------------------------------------------------

                                                                                           1998              1997
                                                                                           ----              ----
                                                                                           (Dollars in thousands)
Change in Benefit Obligation:
Projected benefit obligation at the beginning of the plan year                                $4,721           $4,093
Service cost                                                                                     479              436
Interest cost                                                                                    343              307
Actuarial loss                                                                                   321              222
Benefits paid                                                                                   (439)            (337)
                                                                                              ------           ------
Projected benefit obligation at the end of the plan year                                      $5,425           $4,721
                                                                                              ------           ------
Actuarial present value of vested benefits                                                    $3,713           $3,295
                                                                                              ------           ------
Actuarial present value of accumulated benefit obligation                                     $3,841           $3,364
                                                                                              ------           ------

Change in Plan Assets:
Fair value of plan assets at the beginning of the year                                        $5,738           $5,156
Return on assets                                                                                 458              919
Contributions                                                                                    337              ---
Benefits paid                                                                                   (439)            (337)
                                                                                              ------           ------
Fair value of plan assets at the end of the year                                              $6,094           $5,738
                                                                                              ------           ------

Reconciliation of the Funding Status of the Plan:
Transition liability                                                                             $68              $73
Deferred gain                                                                                 (1,926)          (2,338)
Accrued expense                                                                                1,189            1,248
                                                                                              ------           ------
Funded status                                                                                  ($669)         ($1,017)
                                                                                              ------           ------

Net periodic pension benefit cost for the years ended December 31, 1998, 1997 and 1996 included the following components:

                                                                            1998             1997              1996
                                                                            ----             ----              ----
                                                                                   (Dollars in thousands)
Service cost - benefits earned during the year                               $479              $436             $409
Interest cost on projected benefit obligation                                 343               307              297
Expected return on plan assets                                               (459)             (778)            (710)
Net amortization and deferral                                                 (85)              295              293
                                                                             ----              ----             ----

Net pension cost                                                             $278              $260             $289
                                                                             ----              ----             ----

--------------------------------------------------------------------------------

The Company has no material postretirement or postemployment benefit arrangements other than pension benefits with its employees, except as stated in
Note 11.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

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

Financial instruments with off-balance sheet risk at December 31, 1998 and 1997 follow:

--------------------------------------------------------------------------------

                                                         Contract
                                                          Amount
                                                         ---------
                                                1998                 1997
                                                ----                 ----
                                                  (Dollars in thousands)

Commitments to originate loans                   $27,389             $34,132
Unused lines of credit                            70,177              52,053
Commercial and standby letters of credit          11,807               4,430
Loans sold with recourse                           1,356               1,840
Unadvanced portions of
      construction loans                          28,400              21,074
Forward commitments                                2,566              11,808

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

                                LEASE COMMITMENTS

The Company has operating leases on twelve of its facilities. Most of the leases have renewal options. Total rent expense under these leases for 1998, 1997 and 1996 was $918,000, $853,000, $712,000, respectively.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

The following is a schedule of future minimum lease payments for operating leases (dollars in thousands):

Year ending December 31,
    1999                                                                  $1,088
    2000                                                                     913
    2001                                                                     631
    2002                                                                     463
    2003                                                                     372
    Thereafter                                                               567
                                                                          ------

Total future minimum lease payments                                       $4,034
                                                                          ------


                      EMPLOYMENT AND TERMINATION AGREEMENTS

The Company and the Bank have entered into employment agreements with two executive officers. One agreement, which commenced January 1, 1997, had an original term of three years and the other agreement had a commencement date of January 1, 1997 have an original term of two years. Each agreement is extended on a daily basis until terminated by the officer, the Company or the Board of Directors. The employment agreements generally provide for the continued payment of specified compensation and benefits to the executive officer for the remaining term of the contract after termination of employment, unless the termination is for "cause" as defined in the employment agreement.

In addition, the Company, the Bank and the officers, referred to above, have entered into special termination agreements that provide for the payment, under certain circumstances, of a lump-sum amount upon termination following a "change of control" which is generally defined to mean a person or group acquiring ownership of 25% or more of the outstanding common stock of the Company, or certain other events resulting in a change in control of the Company. The lump-sum amounts for these executive officers are based on three times their base annual compensation as defined in the agreements and would be in lieu of any benefits under the officers' employment agreements, but in addition to amounts payable pursuant to other benefit plans. Three other senior officers have similar termination agreements effective following a "change of control." The lump-sum amount for these officers is equivalent to two times the officer's base annual compensation.

The Company's former Chief Financial Officer, David W. Dailey, retired from the Company on December 31, 1998. In connection with his retirement, the Company entered into an agreement with Mr. Dailey which provides for certain retirement benefits, including a lump sum special payment of $237,500, accelerated vesting and extension of the exercise date of certain stock options held by him; and continuation of health insurance benefits for a period of six months following the date of retirement. Mr. Dailey's Employment Agreement and Special Termination Agreement terminated upon his retirement.

                                LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incidental to its business, none of which is believed by management, based on discussion with legal counsel, to be material to the financial condition or operations of the Company.

12. MANAGEMENT INCENTIVE COMPENSATION PLAN

The Company has a Management Incentive Compensation Plan (the "Incentive Plan") as a means of recognizing achievement on the part of individual officers and management as a whole. In 1998, 1997 and 1996 the Company awarded $457,000, $168,000, and $310,000, respectively, for bonuses in connection with the Incentive Plan.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

13. STOCK PLANS

The Company has three stock plans. The first was adopted in 1987 as a performance incentive for its directors, officers, employees and other key persons (the "1987 Stock Option Plan"). The 1987 Stock Option Plan provided for the granting of "Incentive Stock Options" and "Non-qualified Stock Options". Options granted under the 1987 Stock Option Plan have an exercise price per share equal to at least the fair market value of a share of the Company's common stock on the date the option is granted and expire no later than 10 years after the date of grant. As of December 31, 1998, 450,902 shares are reserved for issuance under this plan with respect to the current outstanding options; no more options may be granted under this plan.

The second stock plan (the "1996 Stock Option Plan") was assumed under the terms of the agreement related to the Company's purchase of Finest (Note 3) on December 30, 1996. Non-qualified options totaling 114,465 shares have been granted under this plan at an exercise price of $7.67 per share to two former officers of Finest. During 1997, 26,415 options were exercised. The remaining 88,050 options were vested and exercisable at December 31, 1998 and 1997, and expire October 1, 2005. None of these options were exercised during 1998. The weighted average life of these outstanding options is 6.8 years. The estimated fair value of these options was recorded as part of the acquisition price and, accordingly, the pro forma compensation cost discussed below excludes the effect of these options. No more options may be granted under this plan.

The third stock plan (the "1997 Stock Incentive Plan") was adopted in 1997 as a performance incentive for the Company's directors, officers, and employees. Incentive stock options, non-qualified stock options, unrestricted stock awards, conditioned stock awards, performance share awards, and stock appreciation rights may be granted pursuant to the 1997 Stock Incentive Plan. Incentive stock options granted under the 1997 Stock Incentive Plan have an exercise price per share equal to at least the fair market value of a share of the Company's common stock on the date the option is granted and expire no later than 10 years after the date of grant. The Company has reserved 800,000 shares for issuance pursuant to awards granted under the 1997 Stock Incentive Plan.

Effective January 1, 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to account for stock options at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. Had compensation costs for the stock option plans been determined using the fair value method based upon the Modified Black-Scholes American option model, the Company's 1998, 1997 and 1996 net income and earnings per share from operations would have been reduced to the following pro forma amounts (dollars in thousands except per share amounts).

--------------------------------------------------------------------------------

                                                1998       1997     1996
                                                ----       ----     ----
Net income:
      As reported                             $11,065    $9,713    $9,113
      Pro forma                                10,525     9,361     8,957

Basic EPS:
      As reported                               $1.46     $1.30     $1.51
      Pro forma                                 $1.39     $1.25     $1.48

Diluted EPS:
     As reported                                $1.41     $1.25     $1.47
     Pro forma                                  $1.35     $1.21     $1.45

--------------------------------------------------------------------------------

Pro forma compensation cost may not be representative of that in future years.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

The following table summarizes various facts and assumptions pertaining to the 1987 Stock Option Plan and the 1997 Stock Incentive Plan for the three years ended December 31, 1998, 1997 and 1996.

--------------------------------------------------------------------------------

                                                                  1998                1997               1996
                                                                  ----                ----               ----
Number of Options
    Outstanding at beginning of year                              804,019            686,899            421,733
    Granted                                                       169,200            230,366            356,000
    Expired                                                       (34,706)           (21,970)           (46,666)
    Exercised                                                    (185,711)           (91,276)           (44,168)
    Outstanding at end of year                                    752,802            804,019            686,899
    Exercisable at end of year                                    361,407            341,065            264,363

For options exercisable from
    $5.25 to $11.375 per share:

Weighted average price per share:
    Outstanding at beginning of year                               $9.223             $9.129             $7.191
    Granted                                                           ---                ---             11.375
    Expired                                                        11.375             11.039             10.283
    Exercised                                                       8.518              8.099              7.501
    Outstanding at end of year                                      9.497              9.223              9.129
    Exercisable at end of year                                      8.808              8.232              7.261

Weighted average remaining contractual life of
options outstanding at December 31, 1998                       6.33 years          6.9 years     Not applicable

Weighted average expected life of options at grant         Not applicable     Not applicable           10 years

Weighted average risk-free interest rates at grant         Not applicable     Not applicable              5.70%

Weighted average dividend yield at grant                   Not applicable     Not applicable              4.20%

Weighted average expected volatility at grant              Not applicable     Not applicable             27.20%

For options exercisable from
    $16.375 to $23.9837 per share:

Weighted average price per share:
    Outstanding at beginning of year                              $18.749             $  ---     Not applicable
    Granted                                                        23.883             18.752     Not applicable
    Expired                                                        20.589             19.750     Not applicable
    Exercised                                                      16.375                ---     Not applicable
    Outstanding at end of year                                     20.968             18.749     Not applicable
    Exercisable at end of year                                     18.838                ---     Not applicable

Weighted average remaining contractual life of
options outstanding at December 31, 1998                       9.02 years          9.6 years     Not applicable

Weighted average expected life of options at grant               10 years           10 years     Not applicable

Weighted average risk-free interest rates at grant                  5.38%              6.20%     Not applicable

Weighted average dividend yield at grant                            2.34%              2.60%     Not applicable

Weighted average expected volatility at grant                      27.20%             27.20%     Not applicable

--------------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

14. 401(k) PLAN

During 1994, the Company established a 401(k) plan (the "Plan") covering most of its employees and merged its former Employees' Stock Ownership Plan ("ESOP") into the Plan. Under the Plan, eligible employees ("participants") may make contributions up to 15% of their compensation, with certain limitations. The Company may elect to make basic matching contributions. During 1998, 1997 and 1996, the Company made basic matching contributions equal to 50% of the first 4% of each participant's compensation, or a maximum of 2%. Basic matching contributions for 1998, 1997 and 1996 amounted to $147,000, $136,000 and $116,000, respectively. The Plan also provides for discretionary supplemental matching contributions. These contributions are allocated to participants in the same manner as described above. Supplemental matching contributions to the Plan for 1997 and 1996 amounted to $66,000 and $58,000, respectively. There was no supplemental matching contribution in 1998.

15. STOCKHOLDERS' EQUITY

At the time of conversion to stock form, the Bank established a liquidation account in the amount of $41,426,000 (unaudited). In accordance with Massachusetts statutes, the liquidation account is maintained for the benefit of Eligible Account Holders who continue to maintain their accounts in the Bank after the conversion. The liquidation account is reduced annually to the extent that Eligible Account Holders have reduced their qualifying deposits. Subsequent increases will not restore an Eligible Account Holder's interest in the liquidation account. In the event of a complete liquidation, each Eligible Account Holder is entitled to receive a distribution from the liquidation account in a proportionate amount to the current adjusted qualifying balances for the account then held. The unaudited balance in the liquidation account was $3,160,000 at December 31, 1998.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

16. REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1998, the most recent notification from the Office of Thrift Supervision ("OTS") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management is aware of that would have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table. As of December 31, 1998, the OTS did not deem it necessary for an interest-rate risk component to be deducted from capital in determining risk-based capital requirements.

The Bank may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

The following table displays the Bank's capital calculations as defined under prompt corrective action for the periods indicated:

--------------------------------------------------------------------------------

                                                                          (Dollars in Thousands)                 To Be Well
                                                                                For Capital               Capitalized Under Prompt
                                                      Actual    Actual       Adequacy Purposes           Corrective Action Provision
                                                      Amount     Ratio    Amount            Ratio          Amount            Ratio
                                                      ------     -----    ------            -----          ------            -----
December 31, 1998
Tangible Capital (to Adjusted Assets)                 $71,154     5.79%   $18,429 > or =     1.50%         n/a               n/a %

Tier I (Core) Capital (to Adjusted Assets)             71,154     5.79     36,859            3.00          61,428 > or =      5.00

Tier I Capital (to Risk Weighted Assets)               71,154     9.45     30,114            4.00          45,172             6.00

Total Risk Based Capital (to Risk Weighted Assets)     80,459    10.69     60,229            8.00          75,286            10.00

                                                                                                                 To Be Well
                                                                                For Capital               Capitalized Under Prompt
                                                      Actual    Actual       Adequacy Purposes           Corrective Action Provision
                                                      Amount     Ratio    Amount            Ratio          Amount            Ratio
                                                      ------     -----    ------            -----          ------            -----
December 31, 1997
Tangible Capital (to Adjusted Assets)                 $72,319     6.09%   $17,822 > or =     1.50%         n/a               n/a %

Tier I (Core) Capital (to Adjusted Assets)             72,319     6.09     35,644            3.00          59,408 > or =      5.00

Tier I Capital (to Risk Weighted Assets)               72,319    10.20     28,372            4.00          42,559             6.00

Total Risk Based Capital (to Risk Weighted Assets)     81,194    11.45     56,744            8.00          70,931            10.00

--------------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998


17. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS - FIRST ESSEX BANCORP, INC.

Condensed financial statements of First Essex Bancorp, Inc. as of December 31, 1998 and 1997, and for the years ended December 31, 1998, 1997 and 1996 follow:

--------------------------------------------------------------------------------

                                                                 1998                               1997
                                                                 ----                               ----
                                                                           (Dollars in thousands)
Balance Sheets
--------------

Assets:
      Cash and cash equivalents                                     $890                             $7,928
      Investment in First Essex Bank, FSB                         96,262                             84,412
      Other assets                                                 1,640                                195
                                                                 -------                            -------

Total assets                                                     $98,792                            $92,535
                                                                 -------                            -------

Liabilities and stockholders' equity:

      Other liabilities                                           $1,710                             $1,470
      Stockholders' equity                                        97,082                             91,065
                                                                 -------                            -------

Total liabilities and stockholders' equity                       $98,792                            $92,535
                                                                 -------                            -------

--------------------------------------------------------------------------------

                                                                 1998              1997             1996
                                                                 ----              ----             ----
                                                                           (Dollars in thousands)
Statements of Operations
------------------------

Income:

      Interest on investments                                       $112              $473             $241
      Distributed income of First Essex Bank,FSB                    ----              ----            7,000
      Other Income                                                   145              ----             ----
                                                                 -------            ------           ------
          Total income                                               257               473            7,241
                                                                 -------            ------           ------

Expenses:

      Operating expenses (income)                                   ----               (17)              5
                                                                 -------            ------           ------

Income before provision for income taxes and equity in
      undistributed net income of First Essex Bank, FSB              257               490            7,236
Provision for income taxes                                           105               204               40
                                                                 -------            ------           ------
Income before equity in subsidiary                                   152               286            7,196
Equity in undistributed net income of First Essex Bank, FSB       10,913             9,427            1,917
                                                                 -------            ------           ------

Net income                                                       $11,065            $9,713           $9,113
                                                                 -------            ------           ------

--------------------------------------------------------------------------------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

                                                              1998            1997            1996
                                                              ----            ----            ----

                                                                      (Dollars in thousands)
Statements of Cash Flows
------------------------

Cash flows from operating activities:

    Net income                                                $11,065         $9,713           $9,113
    Adjustments to reconcile net income
      to net cash provided by operating activities:
    Equity in income of First Essex Bank, FSB                 (10,913)        (9,427)          (8,917)
    Provision for deferred (prepaid) income taxes                 (88)         2,294           (1,908)
    Increase (Decrease) in other assets                           (57)         4,706            1,908
    Increase (Decrease) in other liabilities                       80           (336)             (50)
                                                              -------         ------          -------

    Net cash provided by operating activities                      87          6,950              146
                                                              -------         ------          -------

Cash flows from investing activities:

    Acquisition cost, net of cash received (Note 3)               ---            ---          (14,224)
    Dividends and other capital distributions
      received from (paid to) First Essex Bank, FSB            (2,000)           ---           14,380
                                                              -------         ------          -------


    Net cash provided by (used in) investing activities        (2,000)           ---             156
                                                              -------         ------          -------

Cash flows from financing activities:

  Common Stock Repurchase                                      (2,493)           ---             ---
    Stock options exercised                                     1,596            906              333
    Dividends paid                                             (4,228)        (3,591)          (2,900)
                                                              -------         ------          -------

    Net cash used in financing activities                      (5,125)        (2,685)          (2,567)
                                                              -------         ------          -------

    Net increase (decrease) in cash and cash equivalents       (7,038)         4,265           (2,265)

    Cash and cash equivalents at beginning of year              7,928          3,663            5,928
                                                              -------         ------          -------

    Cash and cash equivalents at end of year                     $890         $7,928           $3,663
                                                              -------         ------          -------


18. RESTRICTIONS ON SUBSIDIARY BANK LOANS, ADVANCES AND DIVIDENDS

The Federal Reserve Act restricts the Bank with respect to lending or advancing funds to the Company unless such loans are collateralized by specific obligations and limits collateralized loans to 10% of the Bank capital stock and surplus. At December 31, 1998, no amounts were available to be transferred from the Bank to the Company in the form of loans or advances. In addition, under the OTS prompt corrective action regulations, which took effect on December 19, 1992, the Bank generally would be prohibited from making any capital distribution if, after the distribution, the Bank would have (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a Tier I core capital ratio of less than 3%.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

19. QUARTERLY DATA (UNAUDITED)

A summary of quarterly financial data for the years ended December 31, 1998 and 1997 follows:

--------------------------------------------------------------------------------

                                                                    Year Ended December 31, 1998
                                                        Fourth           Third         Second          First
                                                        Quarter         Quarter        Quarter        Quarter
                                                        -------         -------        -------        -------
                                                            (Dollars in thousands, except per share amounts)

Interest and dividend income                             $23,361         $23,405        $23,344        $23,350
Interest expense                                          12,048          12,942         13,943         13,579
                                                         -------         -------        -------        -------
Net interest income                                       11,313          10,463          9,401          9,771
Provision for loan losses                                    280             290            435            435
                                                         -------         -------        -------        -------
Net interest income after
    provision for loan losses                             11,033          10,173          8,966          9,336
Noninterest income                                         1,871           1,732          2,272            990
Noninterest expense                                        8,286 (1)       7,409          6,675          5,808
                                                         -------         -------        -------        -------

Income before income taxes                                 4,618           4,496          4,563          4,518
Provision for income taxes                                 1,798           1,698          1,814          1,820
                                                         -------         -------        -------        -------
    Net income                                            $2,820          $2,798         $2,749         $2,698
                                                         -------         -------        -------        -------

Earnings per share - basic                                  $.37            $.37           $.36           $.36
                                                         -------         -------        -------        -------

Earnings per share - diluted                                $.36            $.36           $.35           $.34
                                                         -------         -------        -------        -------

--------------------------------------------------------------------------------

                                                                    Year Ended December 31, 1997
                                                        Fourth           Third         Second          First
                                                        Quarter         Quarter        Quarter        Quarter
                                                        -------         -------        -------        -------
                                                            (Dollars in thousands, except per share amounts)

Interest and dividend income                             $22,978         $23,265        $22,765        $21,070
Interest expense                                          13,389          13,905         13,170         11,913
                                                         -------         -------        -------        -------
Net interest income                                        9,589           9,360          9,595          9,157
Provision for loan losses                                    510             510            510            510
                                                         -------         -------        -------        -------
Net interest income after
    provision for loan losses                              9,079           8,850          9,085          8,647
Noninterest income                                         1,379           1,250          1,256          1,203
Noninterest expense                                        6,668           5,529          6,003          6,164
                                                         -------         -------        -------        -------

Income before income taxes                                 3,790           4,571          4,338          3,686
Provision for income taxes                                 1,400           1,921          1,812          1,539
                                                         -------         -------        -------        -------
    Net income                                            $2,390          $2,650         $2,526         $2,147
                                                         -------         -------        -------        -------

Earnings per share - basic                                  $.32            $.35           $.34           $.29
                                                         -------         -------        -------        -------

Earnings per share - diluted                                $.30            $.34           $.33           $.28
                                                         -------         -------        -------        -------

--------------------------------------------------------------------------------

(1) Approximately $525,000 of the increase in the quarter was due to one-time write-downs in the carrying values of certain assets.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

20. PREFERRED STOCK

The Company's Board of Directors has authorized a series of 100,000 shares of preferred stock designated as Series A Junior Participating Cumulative Preferred Stock, par value $0.10 per share ("Series A Stock") and has declared a dividend distribution of one Preferred Stock Purchase Right (the "Right") for each outstanding share of the Company's common stock.

Pursuant to the Company's Shareholder Rights Plan, each Right entitles the holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Stock, par value $0.10 per share, at an initial cash exercise price of $28 per unit, subject to adjustment. The Rights are not exercisable and remain attached to all outstanding shares of the Company's common stock until the earliest of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an "Acquiring Person") has acquired beneficial ownership of 20% or more of the outstanding shares of the Company's common stock (the date of said announcement being referred to as the "Stock Acquisition Date"), (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person or (iii) the declaration by the Company's Board of Directors that a person is an "Adverse Person," as such term is defined in the Company's Shareholder Rights Plan.

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

                              INVESTMENT SECURITIES

Fair values for investment securities, excluding Federal Home Loan Bank (FHLB) and Savings Bank Life Insurance (SBLI) stock, are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The carrying values of FHLB and SBLI stock approximate fair value.

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

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

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

                                 BORROWED FUNDS

The carrying amount of borrowings payable within 90 days approximates fair value. Fair values of other borrowings are estimated using discounted cash flow analyses based on the Company's current borrowing rates for similar types of borrowing arrangements. The carrying value for repurchase agreements approximates fair value due to the short-term nature of these instruments.

                          OFF-BALANCE-SHEET INSTRUMENTS

The fair values of the Company's off-balance-sheet instruments (lending commitments and letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the counterparties' credit standing.

At December 31, 1998 and 1997, the estimated fair value of off-balance-sheet financial instruments, consisting primarily of loan commitments, were not material.

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

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

The estimated fair values of the Company's financial instruments follow:

--------------------------------------------------------------------------------

                                                      December 31, 1998                 December 31, 1997
                                                      -----------------                 -----------------

                                                  Carrying           Fair           Carrying            Fair
                                                   Amount           Value            Amount            Value
                                                   ------           -----            ------            -----
                                                                      (Dollars in thousands)
Financial assets:
    Cash and cash equivalents                        $90,383          $90,383          $22,543           $22,543
    Investment securities available-for-sale         345,840          345,840          211,903           211,903
    Investment securities held-to-maturity             -----            -----          178,999           180,743
    Stock in Federal Home Loan Bank
      of Boston and Savings Bank Life
      Insurance Company                               21,179           21,179           20,997            20,997
    Loans receivable, net                            720,056          730,219          696,338           700,967
    Mortgage loans held-for-sale                       2,566            2,566           11,807            11,807
    Other earning assets                              17,388           17,388           17,291            17,291
    Accrued interest receivable                        9,170            9,170            8,084             8,084

Financial liabilities:
    Depositors' accounts                             934,695          939,152          744,322           746,127
    Borrowed funds                                   201,499          200,859          343,557           343,445

--------------------------------------------------------------------------------

22. BUSINESS SEGMENTS

In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting operating segments of a business enterprise and descriptive information about the operating segments in financial statements. Operating segments are components of an enterprise which are evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker is the Chief Executive Officer and Chairman of the Board of the Company. The adoption of SFAS No. 131 did not have a material effect on the Company's primary financial statements, but did result in the disclosure of segment information contained herein. The Company has identified its reportable operating business segment as Community Banking, based on the products and services provided to its customers.

The Company's community banking business segment consists of commercial banking and retail banking. The community banking segment is managed as a single strategic unit and derives its revenues from a wide range of banking services, including lending activities, and the acceptance of demand, savings and time deposits.

Nonreportable operating segments of the Company's operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the other category in the disclosure of business segments below. The nonreportable segment represents the holding company financial information (Note 17).

The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (Note 1). The consolidation adjustments reflect certain eliminations of intersegment revenue, cash and investments in subsidiaries.

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998

The following tables reflect reportable community banking segment specific information and a reconciliation of the community banking segment information to the consolidated financials.

                                                                                   (Dollars in Thousands)
                                                                            1998            1997           1996

Additions to bank premises and equipment                                    $ 3,134         $   836        $ 3,277
Depreciation and amortization                                               $ 1,963         $ 1,900        $ 1,719
                                                                                  1
Interest and dividend income:
  Interest on loans                                                         $65,045         $62,558        $46,892
  Interest and dividend on investment securities                             25,054          26,418         16,127
  Interest on other earning assets                                            1,039             517              -
  Interest on short term investments                                          2,318             452            285
                                                                            -------         -------        -------
Total interest income                                                        93,456          89,945         63,304

Interest expense:
  Interest on depositor's accounts                                           35,465          31,569         21,946
  Interest on borrowed funds                                                 17,155          21,148         15,371
                                                                            -------         -------        -------
Total interest expense                                                       52,620          52,717         37,317

Provision for possible loan losses                                            1,440           2,040          1,415

Noninterest income:
  Net gain on sales of mortgage loans and
  mortgage servicing rights                                                   1,338           1,628          1,352
  Net gain on sales of investment securities                                  1,344             439            497
  Loan fees                                                                     693             561            513
  Other fee income                                                            2,999           2,460          1,877
  Other                                                                         346           -----             26
                                                                            -------         -------        -------
Total noninterest income                                                      6,720           5,088          4,265

Noninterest expenses:
  Salaries and employee benefits                                             13,036          11,618         10,051
  Building and equipment                                                      4,193           4,124          3,605
  Professional                                                                1,103           1,488          1,093
  Other noninterest expenses                                                  9,846           7,149          5,171
                                                                            -------         -------        -------
Total noninterest expense                                                    28,178          24,379         19,920

Income before provision for income taxes                                     17,938          15,897          8,917
Provision for income taxes                                                    7,022           6,473              4
                                                                            -------         -------        -------

Net income                                                                  $10,916          $9,424         $8,913
                                                                            -------         -------        -------

                            FIRST ESSEX BANCORP, INC.
                   NOTES to CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1998


                                                                                        Consolidation
                                               Community                                 Adjustments
                                                Banking                Other           and Eliminations        Consolidated
                                                -------                -----           ----------------        ------------
December 31, 1998
  Investment securities                         $367,019              $  ----              $  -----              $367,019
  Net loans                                      722,622                 ----                 -----               722,622
  Total assets                                 1,246,213               49,856               (48,055)            1,248,014
  Total deposits                                 935,424                 ----                  (729)              934,695
  Borrowed funds                                 201,499                 ----                 -----               201,499
  Total liabilities                            1,149,950                1,711                  (729)            1,150,932

  Total interest income                           93,456                  112                  (108)               93,460
  Total interest expense                          52,620                 ----                  (108)               52,512
  Net interest income                             40,836                  112                 -----                40,948
  Provision for loan losses                        1,440                 ----                 -----                 1,440
  Total noninterest income                         6,720                  145                 -----                 6,865
  Total noninterest expense                       28,178                 ----                 -----                28,178
  Provision for income taxes                       7,022                  105                     3                 7,130
  Net income                                      10,916                  152                    (3)               11,065

December 31, 1997
  Investment securities                          411,899                 ----                 -----               411,899
  Net loans                                      708,145                 ----                 -----               708,145
  Total assets                                 1,197,128               54,400               (54,069)            1,197,459
  Total deposits                                 752,114                 ----                (7,792)              744,322
  Borrowed funds                                 343,557                 ----                 -----               343,557
  Total liabilities                            1,112,722                1,465                (7,793)            1,106,394

  Total interest income                           89,945                  473                  (340)               90,078
  Total interest expense                          52,717                 ----                  (340)               52,377
  Net interest income                             37,228                 ----                 -----                37,701
  Provision for loan losses                        2,040                 ----                 -----                 2,040
  Total noninterest income                         5,088                 ----                 -----                 5,088
  Total noninterest expense                       24,379                  (15)                -----                24,364
  Provision for income taxes                       6,473                  199                 -----                 6,672
  Net income                                       9,424                  289                 -----                 9,713

December 31, 1996
  Investment securities                          295,892                 ----                 -----               295,892
  Net loans                                      694,121                 ----                 -----               694,121
  Total assets                                 1,063,473               40,910               (37,208)            1,067,175
  Total deposits                                 691,109                 ----                  (156)              690,953
  Borrowed funds                                 274,958                 ----                 -----               274,958
  Total liabilities                              989,550                1,424                (6,784)              984,190

  Total interest income                           63,304                  241                 -----                63,545
  Total interest expense                          37,317                 ----                 -----                37,317
  Net interest income                             25,987                  241                 -----                26,228
  Provision for loan losses                        1,415                 ----                 -----                 1,415
  Total noninterest income                         4,265                 ----                 -----                 4,265
  Total noninterest expense                       19,920                    5                 -----                19,925
  Provision for income taxes                           4                   36                 -----                    40
  Net income                                       8,913                  200                 -----                 9,113

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in, or disagreements with, accountants on accounting and financial disclosures.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will appear under the headings "Information Regarding Directors and Nominees", "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 6, 1999 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1998 (the "Proxy Statement"), and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will appear in the Proxy Statement under the headings "Summary Compensation Table," "Stock Options Granted in Fiscal 1998," " Aggregated Option/SAR Exercises in Last Fiscal Year and FY-end Option/SAR Values," "Pension Plan," "Executive Salary Continuation Agreement," "Employment Contracts, Termination of Employment and Change in Control Arrangements," and "Compensation/Nominating Committee Interlocks and Insider Participation" and is incorporated herein by reference.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) (1) Index of Financial Statements: The following financial statements appear in response to Item 8 of this Report.
        Reports of Independent Public Accountants
        Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996
        Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1998, 1997 and 1996
        Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996
        Notes to Consolidated Financial Statements

    (a) (2) Index of Financial Statement Schedules: The following financial statement schedules appear in response to Item 8 of this Report or as part of this Item 14:
        Schedule I - Indebtedness to Related Parties. The information required by this schedule is not material and is therefore omitted.
        Schedule II - Guarantees of Securities of other Issuers. Not applicable.

    (b) Reports on Form 8-K:
            No reports on Form 8-K were filed by First Essex during the fiscal quarter ended December 31, 1998.

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

(10) Material Contracts:
*10.1- The First Essex Bancorp, Inc. 1987 Stock Option Plan is incorporated herein by reference to Appendix B to the prospectus included in the Company's Registration Statement on Form S-8, registration number 33-21292, filed on April 15, 1988;
10.2- The Shareholder Rights Agreement is incorporated herein by reference to the exhibit to the Company's Current Report on Form 8-K filed on October 12, 1989, as amended by the Amendment to the Shareholder Rights Plan, incorporated herein by reference to Exhibit 28.2 to the Company's Current Report on Form 8-K filed on February 12, 1990;
*10.3- Executive Salary Continuation Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and Leonard A. Wilson incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988;
*10.4- Amended and Restated Employment Agreement dated as of October 9, 1997 between Leonard A. Wilson and First Essex Bancorp, Inc., incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
*10.5- Amended and Restated Employment Agreement dated as of October 9, 1997 between Leonard A. Wilson and First Essex Bank, FSB, incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
*10.6- Amended and Restated Employment Agreement dated as of October 9, 1997 between Brian W. Thompson and First Essex Bancorp, Inc., incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
*10.7- Amended and Restated Employment Agreement dated as of October 9, 1997 between Brian W. Thompson and First Essex Bank, FSB, incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
*10.8- Special Termination Agreement dated January 1, 1994 and restated as of October 9, 1997 between Leonard A. Wilson and First Essex Bancorp, Inc. incorporated by reference to Exhibit 10.10 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1997.
*10.9- Special Termination Agreement dated January 1, 1994 and restated as of October 9, 1997 between Brian W.Thompson and First Essex Bancorp, Inc. incorporated by reference to Exhibit 10.12 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1997.
*10.10- Form of Special Termination Agreement between First Essex Bancorp, Inc.,
        First Essex Bank, FSB, and each of William F. Burke, John M. DiGaetano, and Wayne C. Golon, incorporated herein by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
*10.11- Common Stock Option Agreement with Brian W. Thompson incorporated herein by reference to Form S-8, Registration No.333-22183, filed on February 21, 1997.
*10.12- First Essex Bancorp, Inc. 1997 Stock Incentive Plan incorporated herein by reference to Form S-8, Registration No. 333-35057, filed on September 5, 1997.
*10.13- Deferred Compensation Plan for Directors of First Essex Bancorp, Inc.
        and Its Subsidiaries.
*10.14- First Essex Bancorp, Inc. Senior Management Incentive Compensation Plan.

*10.15- Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and
        David W. Dailey.
*10.16- Agreement between First Essex Bank, FSB and David L. Savoie.

  (12) Statements Regarding Computation of Ratios: Not applicable, as First Essex does not have any debt securities registered under Section 12 of the Securities Exchange Act of 1934.
  (21)  Subsidiaries of Registrant:
        A list of the subsidiaries of the Company is attached hereto as Exhibit 21.
  (23)  Consent of Experts and Counsel:
        Consent of Arthur Andersen LLP is attached hereto as Exhibit 23.
  (27)  Financial Data Schedule

* Management contract or compensatory plan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            FIRST ESSEX BANCORP, INC.


Date:  March 11, 1999

                             by /s/Leonard A. Wilson
                             -----------------------
                                Leonard A. Wilson
                      Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following people on behalf of the registrant in the capacities and on the dates indicated.

/s/Leonard A. Wilson      Chairman and Chief Executive Officer
------------------------  (Principal Executive Officer)          March 11, 1999
Leonard A. Wilson


/s/William F. Burke       Chief Financial Officer
------------------------  (Principal Financial and
William F. Burke          Accounting Officer)                    March 11, 1999


/s/Thomas S. Barenboim    Director                               March 11, 1999
------------------------
Thomas S. Barenboim

/s/Augustine J. Fabiani   Director                               March 11, 1999
------------------------
Augustine J. Fabiani


/s/William L. Lane        Director                               March 11, 1999
------------------------
William L. Lane


/s/Frank J. Leone, Jr.    Director                               March 11, 1999
------------------------
Frank J. Leone, Jr.


------------------------
Robert H. Pangione        Director                               March 11, 1999


------------------------  President, Chief Operating Officer     March 11, 1999
Brian W. Thompson         and Director


/s/Walter W. Topham       Director                               March 11, 1999
------------------------
Walter W. Topham


/s/Robert H. Watkinson    Director                                March 11, 1999
------------------------
Robert H. Watkinson