Form 10-Q
period 1999-03-31
FIRST ESSEX BANCORP INC
filed 1999-05-13
CIK 808246

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For the quarterly period ended 3/31/99


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

                  Yes    X              No

The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 1999:

              TITLE OF CLASS                      SHARES OUTSTANDING

         Common Stock, $.10 par value                7,619,134

                    CAUTIONARY STATEMENT FOR PURPOSES OF THE

                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


First Essex Bancorp, Inc. (the Company) desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This Report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance, assumptions, and other statements which are other than statements of historical fact. The Company wishes to caution readers that the following important factors, among others, may have affected, and could in the future affect, the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company and its wholly owned banking subsidiary, First Essex Bank, FSB, must comply, and the associated costs of compliance with such laws and regulations, either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including increased competition from larger regional and out-of-state banking organizations as well as nonbank providers of various financial services; (iv) the effect of unforeseen changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional and national economies.

                            FIRST ESSEX BANCORP, INC.

                                      INDEX



PART I - FINANCIAL INFORMATION


                                                                                               Page
     ITEM 1.        Financial Statements (unaudited)
                    Consolidated Balance Sheets as of  March 31,1999
                         and December 31, 1998                                                    4

                    Consolidated Statements of Operations for the
                         three months ended March 31, 1999 and 1998                               5

                    Consolidated Statements of Stockholders' Equity
                         for the three months ended March 31, 1999 and 1998                       6

                    Consolidated Statements of Cash Flows for the
                         three months ended March 31, 1999 and 1998                               7

                    Notes to the Consolidated Financial Statements                                8


       ITEM 2.      Management's Discussion and Analysis of Financial
                         Condition and Results of Operations                                     10

       ITEM 3.      Quantitative and Qualitative Disclosure
                         About Market Risk                                                       21




PART II - OTHER INFORMATION

       ITEM 4.      Submission of Matters to a Vote of Security Holders                          23

       ITEM 6.       Exhibits and Reports on Form 8-K                                            23




ITEM 1.  FINANCIAL STATEMENTS

                            FIRST ESSEX BANCORP, INC.
                           Consolidated Balance Sheets
                                   (Unaudited)


                                                                    March 31,       December 31,
                                                                     1999                  1998
                                                                        (Dollars in thousands)
                         ASSETS
Cash and cash equivalents                                            $49,165               $90,383
Investment securities available-for-sale                             457,117               345,840
Stock in Savings Bank Life Insurance Company                           1,194                 1,194
Stock in Federal Home Loan Bank of Boston                             19,985                19,985
Mortgage loans held-for-sale                                           2,838                 2,566
Loans receivable, less allowance for loan losses of
  $11,343,000 and $11,261,000                                        719,807               720,056
Foreclosed property                                                      596                   575
Bank premises and equipment                                           11,544                11,715
Accrued interest receivable                                            8,861                 9,170
Goodwill and core deposit intangibles                                 23,731                24,394
Other assets                                                          22,380                22,136
                                                                 -----------            ----------

      Total assets                                                $1,317,218            $1,248,014
                                                                 -----------            ----------
                                                                 -----------            ----------

     LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Depositors' accounts                                                $933,993              $934,695
Borrowed funds                                                       269,049               201,499
Mortgagors' escrow accounts                                            1,487                   702
Other liabilities                                                     15,260                14,036
                                                                 -----------            ----------
    Total liabilities                                              1,219,789             1,150,932
                                                                 -----------            ----------

STOCKHOLDERS' EQUITY
Serial preferred stock: $.10 par value per share;
  5,000,000 shares authorized, no shares issued or outstanding
Common stock, $.10 par value per share; 25,000,000 shares
  authorized, 9,715,634 and 9,708,135 shares issued                      972                   971
Additional paid-in-capital                                            77,484                77,383
Retained earnings                                                     38,011                36,359
Treasury stock, at cost, 2,096,500 and 2,096,500 shares              (18,335)              (18,335)
Unrealized gains(losses) on securities available for sale, net          (703)                  704
                                                                  ----------            ----------

 Total stockholders' equity                                           97,429                97,082
                                                                  ----------            ----------

Total liabilities and stockholders' equity                        $1,317,218            $1,248,014
                                                                 -----------            ----------
                                                                 -----------            ----------


                            FIRST ESSEX BANCORP, INC.
                      Consolidated Statement of Operations
                                   (Unaudited)


                                                                      Three Months Ended March 31,
                                                                       1999                  1998
                                                                       ----                  ----
                                                                   (Dollars in thousands, except per share amounts)
Interest and dividend income:
   Interest on mortgage loans                                               $8,084       $9,247
   Interest on other loans                                                   7,662        6,272
   Interest and dividends on investment securities available-for-sale        6,685        3,988
   Interest and dividends on investment securities held-to-maturity              0        3,409
   Interest on short-term investments                                          243          174
   Interest on other earning assets                                            263          260
                                                                        ----------   ----------
       Total interest and dividend income                                   22,937       23,350
                                                                        ----------   ----------

Interest expense
   Interest on depositors' accounts                                          8,715        8,072
   Interest on borrowed funds                                                3,146        5,507
                                                                        ----------   ----------
       Total interest expense                                               11,861       13,579
                                                                        ----------   ----------

Net interest income                                                         11,076        9,771
   Provision for loan losses                                                   600          435
                                                                        ----------   ----------

Net interest income after provision
   for loan losses                                                          10,476        9,336
Noninterest income
   Net gain on sales of mortgage loans and mortgage servicing rights           315          282
   Net gain on sale of investment securities                                     0           17
   Loan fees                                                                   176          123
   Other fee income                                                            914          568
                                                                        ----------   ----------
       Total noninterest income                                              1,405          990

Noninterest expense
   Salaries and employee benefits                                            3,345        2,852
   Buildings and equipment                                                   1,179          996
   Professional services                                                       297          198
   Information processing                                                      596          509
   Insurance                                                                    74           63
   Expenses, gains and losses on
   and write-downs of, foreclosed property                                     192          141
   Other                                                                       936          853
   Amortization of intangibles                                                 666          196
                                                                        ----------   ----------
       Total noninterest expenses                                            7,285        5,808
                                                                        ----------   ----------

Income before provision for income taxes                                     4,596        4,518

Provision for income taxes                                                   1,725        1,820
                                                                        ----------   ----------
Net income                                                                  $2,871       $2,698
                                                                        ----------   ----------
                                                                        ----------   ----------

Earnings per share-Basic                                                     $0.38        $0.36
                                                                        ----------   ----------
                                                                        ----------   ----------
Earnings per share-Diluted                                                   $0.37        $0.34
                                                                        ----------   ----------
                                                                        ----------   ----------
Dividends declared per share                                                 $0.16        $0.14
                                                                        ----------   ----------
                                                                        ----------   ----------

Weighted average number of shares-basic                                  7,613,831    7,550,568
                                                                        ----------   ----------
                                                                        ----------   ----------
Weighted average number of shares-diluted                                7,807,966    7,878,053
                                                                        ----------   ----------
                                                                        ----------   ----------


                            FIRST ESSEX BANCORP, INC.
                 Consolidated Statements of Stockholders' Equity

               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)





                                                                        Components of Stockholders' Equity
                                                            ---------------------------------------------------------

                                                                                                     Unrealized Gains
                                                                                                        (Losses) on
                                                                                                         Investment
                                                            Additional                                   Securities
                                    Comprehensive  Common    Paid In      Retained      Treasury    Available-For-Sale
                                        Income     Stock     Capital      Earnings        Stock              Net         Total
                                       --------  --------     -------      -------       --------    ----------------  --------
                                                                                 (Dollars in thousands)
Balance at December 31, 1997                         $952    $75,303      $29,685        $(15,842)          $967       $91,065
Comprehensive income:
Net income                             $2,698          --         --        2,698              --             --         2,698
Other comprehensive income:
 - Unrealized securities gains,
   net of $31 of tax expense,
   arising during the period               47
                                       --------
 Total other comprehensive income          47                                                                 47            47
                                       --------
 Total comprehensive income            $2,745
                                       --------
                                       --------
Cash dividends declared                                --          --      (1,055)             --             --        (1,055)
Treasury stock repurchases                             --          --          --          (2,492)            --        (2,492)
Stock options exercised                                11         858          --              --             --           869
                                                 --------     -------      -------       --------       ---------      --------
Balance at March 31, 1998                            $963     $76,161     $31,328        $(18,334)        $1,014       $91,132
                                                 --------     -------      -------       --------       ---------      --------
                                                 --------     -------      -------       --------       ---------      --------

                                       --------  --------     -------      -------       --------       ---------      --------
Balance at December 31, 1998                         $971     $77,383     $36,359        $(18,335)        $  704       $97,082
Comprehensive income:
Net income                             $2,871          --          --        2,871            --              --         2,871
Other comprehensive income:
 - Unrealized securities losses,
   net of ($845) of tax benefit,
   arising during the period           (1,407)
                                       --------
 Total other comprehensive                                                                                (1,407)       (1,407)
   income                              (1,407)
                                       --------
 Total comprehensive income            $1,464
                                       --------
                                       --------
Cash dividends declared                                --          --      (1,219)             --              --       (1,219)
Stock options exercised                                 1         101        ----            ----            ----          102
                                                 --------     -------      -------       --------       ---------      --------
Balance at March 31, 1999                            $972     $77,484      $38,011      $(18,335)          $(703)      $97,429
                                                 --------     -------      -------       --------       ---------      --------
                                                 --------     -------      -------       --------       ---------      --------



                            FIRST ESSEX BANCORP, INC
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                                      Three Months Ended
                                                                                                   1999                1998
                                                                                                   ----                ----
Cash flows from operating activities
    Net income                                                                                         $2,871             $2,698
Adjustments to reconcile net income to net cash provided by operating activities
   Provision for loan losses                                                                              600                435
   Provision for depreciation and amortization                                                            515                489
   Gain on sales of foreclosed property                                                                   (12)               (39)
   Amortization of intangibles                                                                            666                196
   Amortization of investment securities discounts and premiums, net                                      202                448
   Proceeds from sales of mortgage loans and mortgage servicing rights                                 22,060             26,026
   Mortgage loans originated for sale                                                                 (22,017)           (29,320)
   Realized gains on the sale of investment securities                                                     --                (17)
   Realized gains on the sale of mortgage loans and mortgage servicing rights, net                       (315)              (282)
   (Increase) decrease in accrued interest receivable                                                     309               (220)
   (Increase) decrease in other assets                                                                   (244)               120
   Increase in other liabilities                                                                        2,020              3,660
                                                                                                    ----------            --------

Net cash provided by operating activities                                                               6,655              4,194

Cash flows from investing activities
   Proceeds from sales of available-for-sale securities                                                    --              1,217
   Proceeds from calls, maturities and principal payments of available-for-sale securities             28,377             16,256
   Proceeds from maturities and principal payments of held-to-maturity securities                          --             21,586
   Purchases of available-for-sale securities                                                        (142,062)           (89,963)
   Purchases of held-to-maturity securities                                                                --            (21,892)
   Purchases of Federal Home Loan Bank stock                                                               --               (182)
   Loans (originated and purchased), net of principal collected                                        (1,085)             9,832
   Proceeds from sales of foreclosed property                                                             725                674
   Purchases of bank premises and equipment                                                              (344)                (8)
                                                                                                    ----------           --------

Net cash used in investing activities                                                                (114,389)           (62,480)

Cash flows from financing activities
   Net increase in demand deposits, NOW accounts and savings accounts                                   1,725             16,766
   Net increase in term deposits                                                                       (2,427)              (872)
   Net increase in borrowed funds with maturities of three months or less                              24,698                969
   Proceeds from borrowed funds with maturities in excess of three months                              65,000            146,000
   Repayments of borrowed funds with maturities in excess of three months                             (22,148)           (71,736)
   Increase in mortgagors' escrow accounts                                                                785                989
   Dividends paid                                                                                      (1,219)            (1,055)
   Stock options exercised                                                                                102                869
   Stock repurchased                                                                                      --              (2,492)
                                                                                                    ---------            --------
   Net cash provided by financing activities                                                           66,516             89,438
                                                                                                    ---------            --------
   Net decrease in cash and cash equivalents                                                          (41,218)            31,152
Cash and cash equivalents at beginning of period                                                       90,383             22,542
                                                                                                    ----------           --------
Cash and cash equivalents at end of period                                                            $49,165            $53,694
                                                                                                    ----------           --------
                                                                                                    ----------           --------

Supplemental disclosure of cash flow information:
     Interest paid during the year                                                                    $11,666            $13,118
     Income taxes paid during the year                                                                    654                560
Supplemental schedule of noncash financing and investing activities:
     Real estate acquired through, or deeds in lieu of, foreclosure                                      ----                513


                            FIRST ESSEX BANCORP, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999




1.  Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of the Company and its subsidiary, First Essex Bank, FSB. These financial statements reflect, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and the results of its operations and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 Form 10-K.

Earnings Per Share

Basic EPS amounts have been computed by dividing reported earnings available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. Dilutive EPS amounts have been computed using the weighted average number of common and common equivalent shares and the dilutive potential common shares (stock options outstanding and exercisable) during the period. Included in diluted EPS are 194,135 and 327,485 dilutive potential shares for the quarters ended March 31, 1999 and 1998, respectively.

2.  BUSINESS SEGMENTS

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

Nonreportable operating segments of the Company's operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the other category in the disclosure of business segments below. The nonreportable segment represents the holding company financial information.

The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies. The consolidation adjustments reflect certain eliminations of intersegment revenue, cash and investments in subsidiaries.

The following table provides a reconciliation of the community banking segment information to the consolidated financials.

                            FIRST ESSEX BANCORP, INC.
              RECONCILIATION TO CONSOLIDATED FINANCIAL INFORMATION


                                                           Consolidation
                               Community                    Adjustments
                                Banking         Other     and Eliminations  Consolidated
                             ------------    ----------  -----------------  ------------
March 31, 1999
     Investment securities     $478,296      $       --      $  --            $478,296
     Net loans                  722,645              --         --             722,645
     Total assets             1,315,439          48,878      (47,099)        1,317,218

     Total interest income       22,935               4           (2)           22,937
     Total interest expense      11,863              --           (2)           11,861
     Net interest income         11,072               4          --             11,076
     Net income                   2,869               2          --              2,871


March 31, 1998
     Investment securities      484,473              --          --            484,473
     Net loans                  700,209              --          --            700,209
     Total assets             1,292,911          51,776      (51,385)        1,293,302

     Total interest income       23,350              54          (54)           23,350
     Total interest expense      13,633              --          (54)           13,579
     Net interest income          9,717              54           --             9,771
     Net income                   2,672              31           (5)            2,698




ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            FIRST ESSEX BANCORP, INC.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                 March 31, 1999

                                     GENERAL

First Essex Bancorp, Inc. is a Delaware corporation whose primary activity is to act as the parent holding company for First Essex Bank, FSB (the "Bank").

The Company's net earnings depend to a large extent upon its net interest income, which is the difference between interest and dividend income earned on its loans and investments and interest expense paid on its deposits and borrowed funds. The Company's net earnings also depend upon its provision for loan loss, noninterest income, noninterest expense and income tax expense. Interest and dividend income and interest expense are significantly affected by general economic conditions. These economic conditions, together with conditions in the local real estate markets, affect the levels of non-performing assets and provisions for possible loan losses.



                              RESULTS OF OPERATIONS


GENERAL


Net income for the three months ended March 31, 1999 was $2.9 million compared to $2.7 million for same period in 1998, or a 6.4% increase. Net interest income totaled $11.1 million for the quarter compared to $9.8 million for the same period in 1998. The increase in net interest income of $1.3 million combined with an increase in noninterest income of $415 thousand offset by increases in noninterest expense of $1.5 million and the provision for loan losses totaling $165 thousand accounts for the $78 thousand increase in pretax income.

ANALYSIS OF AVERAGE YIELDS EARNED AND RATES PAID

The following table presents an analysis of average yields earned and rates paid for the periods indicated:


                                                           For the Three Months Ended March 31,
                                                          1999                                1998
                                           -------------------------------   -----------------------------------
                                                     Interest     Average                 Interest       Average
                                            Average  Earned/      Yield/      Average     Earned/        Yield/
                                            Balance     Paid       Rate       Balance     Paid            Rate
                                          ---------    ------     ----       ---------    ------          ----
                                                                        (Dollars in Thousands)
Assets
Earning Assets
    Short-term Investments                  $22,942      $243     4.24%        $13,215          $174      5.27%
    Investment Securities                   431,362     6,685     6.20         453,963         7,397      6.52
    Other Earning Assets                     17,398       263     6.05          17,300           260      6.01
    Total Loans (1)                         732,024    15,746     8.60         719,211        15,519      8.63
                                          ---------    ------                ---------        ------
           Total Earning Assets           1,203,726    22,937     7.62       1,203,689        23,350      7.76
     Allowance for Loan Losses              (11,286)                           (10,583)
                                          ---------                          ---------
     Total Earning Assets Less Allowance
                for Loan Losses           1,192,440                          1,193,106
     Other Assets                            72,624                             55,252
                                          ---------                          ---------
           Total Assets                  $1,265,064                         $1,248,358
                                          ---------                          ---------
                                          ---------                          ---------
Liabilities and Stockholders' Equity
Deposits
     NOW Accounts                           $50,165      $120     0.96%        $42,960          $146      1.36%
     Money Market Accounts                   99,352       770     3.10          66,704           429      2.57
     Savings Accounts                       222,685     1,679     3.02         164,489         1,549      3.77
     Time Deposits                          463,596     6,146     5.30         414,108         5,948      5.75
                                          ---------    ------                ---------        ------
Total Interest Bearing Deposits             835,798     8,715     4.17         688,261         8,072      4.69
Borrowed Funds                              228,412     3,146     5.51         388,213         5,507      5.67
                                          ---------    ------                ---------        ------
Total Interest Bearing Deposits and
        Borrowed Funds                    1,064,210    11,861     4.46       1,076,474        13,579      4.93
                                          ---------    ------                ---------        ------
Demand Deposits                              88,853                             59,495
Other Liabilities                            13,446                             20,785
                                          ---------                          ---------
       Total Liabilities                  1,166,509                          1,156,754
Stockholders' Equity                         98,555                             91,604
                                          ---------                          ---------
      Total Liabilities and
              Stockholders' Equity       $1,265,064                         $1,248,358
                                          ---------                          ---------
                                          ---------                          ---------
NET INTEREST INCOME                                   $11,076                                 $9,771
WEIGHTED AVERAGE INTEREST                              ------                                 ------
                                                       ------                                 ------
     RATE SPREAD                                                  3.16%                                  2.71%
                                                                  ----                                    ----
                                                                  ----                                    ----
Net yield on average
     EARNING ASSETS (2)                                           3.68%                                  3.25%
                                                                  ----                                    ----
                                                                  ----                                    ----

RETURN ON AVERAGE ASSETS                                          0.91%                                  0.89%
                                                                  ----                                    ----
                                                                  ----                                    ----
Return on average equity                                         11.65%                                 11.76%
                                                                  ----                                    ----
                                                                  ----                                    ----


(1) Loans on a non-accrual status are included in the average balance.
(2) Net interest income before provision for loan losses divided by average earning assets.

NET INTEREST INCOME

Net interest income increased by $1.3 million to $11.1 million for the three months ended March 31, 1999. This represents an increase of 13.4% from $9.8 million when compared to the same period in 1998.

INTEREST AND DIVIDEND INCOME

Interest and dividend income decreased by $413 thousand (1.8%) to $22.9 million for the three month period ended March 31, 1999, from $23.4 million in the same period in 1998. The changes primarily relate to decreases in the average yield on earning assets, partially offset by volume increases in both loans and investment securities.

INTEREST EXPENSE

Interest expense decreased by $1.7 million (12.7%) to $11.9 million, for the three period ended March 31, 1999 when compared to the same period in 1998. This decrease is primarily attributable to a shift to lower cost core deposit funding sources. The average balance of core deposits increased by $98.0 million, while time deposits and borrowed funds decreased by $110.3 million, reducing the cost of funds to 4.46% for the three months ended March 31, 1999, as compared to 5.05% for the same period of 1998.

PROVISION FOR LOAN LOSSES

Losses on loans are provided for under the accrual method of accounting. Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management's evaluation of the amount required to meet estimated losses inherent in the loan portfolio after weighing various factors. Among the factors management may consider are the quality of specific loans, risk characteristics of the loan portfolio generally, the level of non-accruing loans, current economic conditions trends in delinquencies and charge-offs and collateral values of the underlying security. Ultimate losses may vary significantly from the current estimates. Losses on loans, including impaired loans, are charged against the allowance when management believes the collectability of principal is doubtful.

The provisions for loan losses totaled $600 thousand for the three month period ended March 31, 1999. The provision for loan losses totaled $435 thousand for the comparable three month period in 1998. Provisions result from management's continuing internal review of the loan portfolio as well as its judgement as to the adequacy of the reserves in light of the condition of the regional real estate and other markets, and the economy in general. As a result of increased loans, there is an expectation that the Bank will continue to find it necessary to make provisions for loan losses in the future. See "Financial Condition - Non-Performing Assets."

NONINTEREST INCOME

Noninterest income consists of net gains from the sales of mortgage loans and mortgage loan servicing rights and gains on the sale of investment securities, together with fee and other noninterest income.

Noninterest income increased by $415 thousand (41.9%) to $1.4 million for the three months ended March 31, 1999 compared to the $990 thousand for the same period in 1998. The increase in noninterest income for the three months ended March 31, 1999 is attributable to volume increases associated with branches acquired at the close of the second quarter of 1998. Also contributing to the increase was an increase of $53 thousand in fees collected on loans, a $33 thousand increase in the gain on sales of loans and mortgage servicing rights and a $17 thousand reduction in the gain on the sale of investment securities, when compared to the same period in 1998.



NONINTEREST EXPENSE

Noninterest expense increased to $7.3 million for the three months ended March 31, 1999, compared to $5.8 million the same period in 1998. Of this $1.5 million increase (25.4%), approximately $470 thousand is related to the amortization of intangible assets associated with the branches acquired at the close of the second quarter of 1998. The remaining increase was spread throughout the components of noninterest expense and primarily relate to volume increases associated with those acquisitions.

INCOME TAX EXPENSE

The provision for income taxes decreased to $1.7 million for the three month period ended March 31, 1999 from $1.8 million for the three month period ended March 31, 1998. The effective tax rate in 1999 is lower due to favorable tax rates on certain investment income.

EARNINGS PER SHARE

The Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share", in 1997. This statement requires the dual presentation of basic and diluted earnings per share (EPS) on the face of the statement of operations together and a reconciliation of the numerators and denominators of the basic and diluted EPS computations. Basic EPS amounts have been computed by dividing reported earnings available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. Dilutive EPS amounts have been computed using the weighted average number of common and common equivalent shares and the dilutive potential common shares (stock options outstanding and exercisable) during the period. Included in diluted EPS are 194,135 and 327,485 dilutive potential shares for the quarters ended March 31, 1999 and 1998, respectively.




                               FINANCIAL CONDITION


Total assets amounted to $1,317.2 million at March 31, 1999, an increase of $69.2 million or 5.5% from $1,248.0 million at December 31, 1998.


LOANS


At March 31, 1999, the loan portfolio, including mortgage loans held for sale, and before consideration of the allowance for loan losses, was $734.0 million, representing 55.7% of total assets, compared to $733.9 million or 58.8% of total assets at December 31, 1998.

The following table sets forth information concerning the Company's loan Zportfolio at the dates indicated. The balances shown in the table are net of unadvanced funds and unearned discounts and fees.


                                                      March 31, 1999                 December 31, 1998
                                                 --------------------------     --------------------------
                                                                           (DOLLARS IN THOUSANDS)
REAL ESTATE:
          Residential                               $173,895           23.7   %    $189,983          25.9%
          Commercial                                  90,786           12.4          88,774          12.1
          Construction                                44,283            6.0          43,220           5.9
                                                    --------          -----        --------         -----
     Total Real Estate Loans                         308,964           42.1         321,977          43.9
                                                    --------          -----        --------         -----

     Owner Occupied Commercial Real Estate            61,801            8.4          62,800           8.6

     Commercial Loans                                 89,659           12.2          89,690          12.2

     Aircraft Loans                                   71,032            9.7          59,657           8.1

     Consumer Loans
               Sec Mtg+Home Equity+Home Imprmt        56,070            7.6          59,003           8.1
               Automobile                            136,469           18.6         134,613          18.3
               Other                                   9,993            1.4           6,143           0.8
                                                    --------          -----        --------         -----
          Total Consumer Loans                       202,532           27.6         199,759          27.2

               Total Loans                          $733,988          100.0%       $733,883         100.0%
                                                    --------          -----        --------         -----
                                                    --------          -----        --------         -----


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

The determination of the adequacy of the allowance of loan losses is based upon management's assessment of risk elements in the portfolio, factors affecting loan quality and assumptions about the economic environment in which the Company operates. The methodology includes a formula allowance based on identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant individual problem credits, a valuation allowance for impaired loans and an unallocated allowance. The unallocated allowance, based in part on credit policy, approximates 20% to 25% of the formula and valuation allowances. In addition, it reflects management's review of overall portfolio quality and analysis of current levels and trends in charge-off, delinquency and nonaccruing loan data, forecasted economic conditions and the overall banking environment. These reviews are of necessity dependent upon estimates, appraisals and judgments, whic may change quickly because of changing economic conditions and the Company's perception as to how these factors may affect the financial condition of debtors. When an evaluation of these conditions signifies a change in the level of risk, the Company adjusts the formula allowance. Periodic credit reviews enable further adjustment to the allowance through the risk-rating of loans and identification of loans requiring a valuation allowance. In, addition, the formula model is designed to be self-correcting b taking into account recent loss experience. The provision for loan losses is set based on the factors discussed above. In addition, it is management's intent to maintain the allowance at a level consistent with the Company's peers in the banking industry.

The following table summarizes the activity in the allowance for loan losses (including amounts established for impaired loans) for the three months ended March 31, 1999.






                                                                      (Dollars in thousands)



                  Balance at December 31, 1998                             11,261
                  Provision for possible loan losses                          600

                  Charge-offs
                       Mortgage                                                28
                       Owner occupied commercial real estate                   --
                       Construction                                            --
                       Commercial                                              19
                       Consumer                                               604
                                                                         --------
                  Total charge-offs                                           651
                                                                         --------

                  Recoveries
                       Mortgage                                                78
                       Owner occupied commercial real estate                   --
                       Construction                                             2
                       Commercial                                               6
                       Consumer                                                47
                                                                         --------
                  Total recoveries                                            133
                                                                         --------

                       Net charge-offs                                       518
                                                                         --------

                  Balance at March 31, 1999                               11,343
                                                                         --------
                                                                         --------

                  Total loans at end of period                           $733,988
                  Average loans for the period                            719,211
                  Allowance to loans ratio                                  1.55%
                  Net charge-offs to average loans ratio (annualized)       0.29%


NONPERFORMING ASSETS


Nonperforming assets consist of nonaccruing loans (including loans impaired under SFAS No. 114), and foreclosed property. Nonperforming assets totaled $5.2 million at March 31, 1999 and $6.1 million at December 31, 1998.

The Bank's policy is to discontinue the accrual of interest on all loans (including loans impaired under SFAS No. 114), for which payment of interest or principal is 90 days or more past due or for such other loans as considered necessary by management if collection of interest and principal is doubtful. When a loan is placed on nonaccrual status, all previously accrued but uncollected interest is reversed against the current period interest income.

Restructured loans are loans (1) on which concessions have been made in light of the debtor's financial difficulty with the objective of maximizing recovery and
(2) with respect to which the renegotiated payment terms continue to be met.

Interest income recognized on impaired loans (including restructured loans), using the cash basis of income recognition, amounted to approximately $55 thousand for the three months ended March 31, 1999, compared to $39 thousand for the same period in 1998. The average recorded investment of impaired loans for the three months ended March 31, 1999 was $2.2 million, compared to $2.8 million for the same period in 1998, and $3.0 million for the twelve month period ended December 31, 1998.

The following table indicates the recorded investment of nonperforming assets and the related valuation allowance for impaired loans.


                                                                March 31, 1999                 December 31, 1998

                                                                    Impaired Loan                     Impaired Loan
                                               Recorded               Valuation       Recorded          Valuation
                                               Investment             Allowance      Investment          Allowance
                                                ------                  ------          ------            ------
Nonaccruing Loans
     Impaired Loans
          Requiring a valuation allowance         $480                    $392            $493              $393
          Not requiring a valuation allowance      823                      --           1,619                --
                                                ------                  ------          ------            ------
                                                 1,303                     392           2,112               393

          Restructured Loans                       442                     154             447               154
                                                ------                  ------          ------            ------

     Total impaired                              1,745                    $546           2,559               547
                                                                        ------                            ------
                                                                        ------                            ------

     Residential Mortgage                        1,861                                   1,526
     Other                                       1,022                                   1,414
                                                ------                                  ------

Total nonaccruing                                4,628                                   5,499

Foreclosed property, net                           596                                     575
                                                ------                                  ------
Total nonperforming assets                      $5,224                                  $6,074
                                                ------                                  ------
                                                ------                                  ------
Percentage of nonperforming assets
     to total assets                             0.40%                                   0.49%
Percentage of allowance for
    loan losses to nonaccruing loans            271.0%                                  204.8%



The valuation allowance for impaired loans is included in the allowance for loan losses on the balance sheet.



INVESTMENTS

At March 31, 1999, the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank ("FHLB") stock and stock in the Savings Bank Life Insurance Company of Massachusetts, totaled $478.3 million or 36.3% of total assets, compared to $367.0 million or 29.4% of total assets at December 31, 1998. Interest and dividend income on the investment portfolio generated 30.2% of total interest and dividend income for the three months ended March 31, 1999 compared to 32.4% for the comparable period in 1998.

To identify and control market risks associated with the investment portfolio, the Company has established policies and procedures, which include stop loss limits and stress testing on a periodic basis.

DEPOSITS


Deposits are the primary source of funds for lending and investment activities. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition. At March 31, 1999 the Bank had total deposits of $934.0 million representing a net decrease of $702 thousand compared to total deposits of $934.7 million at December 31, 1998.

While deposit flows are by nature unpredictable, the Bank attempts to manage its deposits through selective pricing. Due to the uncertainty of market conditions, it is not possible for the Bank to predict how aggressively it will compete for deposits in future quarters or the likely effect of any such decision on deposit levels, interest expense and net interest income. Strategies are currently in place to aggressively market more stable deposit sources in products such accounts as savings accounts.


BORROWED FUNDS


The Bank is a member of the FHLB and is entitled to borrow from the FHLB by pledging certain assets. The Bank also utilizes short term repurchase agreements with maturities less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. These borrowings are an alternative source of funds compared to deposits and increased from $201.5 million at December 31, 1998 to $269.0 million at March 31, 1999 to augment the asset growth of the Company.

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

The following table displays the Bank's capital calculations as defined under prompt corrective action for the periods indicated:


                                                                                                         To Be Well
                                                                          For Capital               Capitalized Under Prompt
                                              Actual        Actual     Adequacy Purposes:          Corrective Action Provision:
                                              Amount        Ratio       Amount        Ratio        Amount            Ratio
                                             -------       --------   ---------      --------      --------        --------
March 31, 1999 (unaudited)
Tangible Capital ( to Adjusted Assets)       $73,501        5.67%         $19,442    >= 1.50%         n/a


Tier 1 (Core) Capital (to Adjusted Assets)    73,501        5.67           38,884       3.00          $64,807    >= 5.00%


Tier 1 (Core) (to Risk Weighted Assets)       73,501        9.31           31,577       4.00          47,365        6.00


Total Risk Based Capital
        (to Risk Weighted Assets)             83,392       10.56           63,153       8.00          78,941       10.00



December 31, 1998
Tangible Capital ( to Adjusted Assets)       $71,154        5.79          $18,429    >= 1.50%          n/a


Tier 1 (Core) Capital (to Adjusted Assets)    71,154        5.79           36,859       3.00          $61,428    >= 5.00%


Tier 1 Capital (to Risk Weighted Assets)      71,154        9.45           30,114       4.00           45,172        6.00


Total Risk Based Capital
         (to Risk Weighted Assets)            80,459       10.69           60,229       8.00            75,286       10.00



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


                                          ESTIMATED                ESTIMATED
                                         COMPLETION               COMPLETION/COMPLETED
                                           %  (*)                    DATE
                                         -----------              ---------------------
AWARENESS                                     100%                 August 1998
ASSESSMENT                                    100                  August 1998
ANALYSIS, RENOVATION AND
IMPLEMENTATION                                 90                   April 1999
VALIDATION AND CONTINGENCY
PLANNING                                       80                   June 1999


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


                                                                                                    %
                                                   EXPENDITURES   ADDITIONAL        TOTAL         COMPLETE
            DESCRIPTION                               TO DATE     EXPENDITURES    EXPENDITURES      (*)
           ------------                            ------------   ------------    ------------    --------
Period expenditures:                                               ($000's)
management and staff salaries and board fees
                                                      $130          $130             $260             50%
Y2K consulting fees                                     45            80              135             30
Third party vendor expense and system testing
                                                        40            20               60             70

Capital expenditures:
Replacement of noncompliant
IT and non-IT systems
                                                       180           370              550             30

(*) Percentages are rounded to the nearest 10%


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



RECENT ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currentl in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

On January 1, 1999, the Company adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." The statement requires that after the securitization of mortgage loans held for sale, a company engaged in mortgage banking activities classify the resulting mortgage-backed securtities or other retained interests based on its ability and intent to sell or hold those investments. The adoption did not have a material impact on the Company's financial condition or results of operations.

On January 1, 1999, the Company adopted Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed of Obtained for Internal use." SOP 98-1 requires computer software costs associated with internal software to be expensed as incurred until certain capitalization criteria are met. The adoption did not have a material impact on the Company's financial statements.

On January 1, 1999,the Company adopted SOP 98-5, "Reporting on the Costs of Start-Up Activities." This position statement requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The adoption did not have a material impact on the Company's financial condition or results of operations.


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

INTEREST RATE RISK


Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company's financial instruments also changes thereby impacting net interest income (NII), the primary component of the Company's earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk. There have been no material changes in the interest rate risk reported at the conclusion of the Company's December 31, 1998 year end.

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

Net cash provided from operating activities totaled $6.7 million for the three months ended March 31, 1999 compared to $4.2 million that was provided by operating activities for the same period in 1998. The change is primarily related to the growth in mortgage loans held for sale that was experienced during the first three months of 1998 as compared to the current period.

Net cash used for investing activities totaled $114.4 million for the three months ended March 31, 1999 compared to net cash used of $62.5 million for the comparable period in 1998. The increase in net cash used by investing activities during the first quarter of 1999 as compared to the same period of 1998 was primarily attributable to increased purchases of investment securities.

Net cash provided by financing activities totaled $66.5 million for the three months ended March 31, 1999, compared to net cash provided of $89.4 million for the comparable period in 1998. The change primarily reflects the reduced level of borrowed funds.

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

PART II - OTHER INFORMATION



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the registrant was held on May 6, 1999 All nominees of the Board of Directors of the registrant were re-elected for a three-year term. Votes were cast as follows:

1.           Election of Three Class III Directors


                        NOMINEE                     FOR              WITHHELD
                  Thomas S. Barenboim           6,304,240             143,104
                  William L. Lane               6,312,763             134,581
                  Robert H. Watlinson           6,314,031             133,313


Item 6. Exhibits and Reports on Form 8-K

    (A)EXHIBITS:

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

    *10.13- Deferred Compensation Plan for Directors of First Essex Bancorp,
            Inc. and Its Subsidiaries incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

    *10.14- First Essex Bancorp, Inc. Senior Management Incentive Compensation
            Plan incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

    *10.15- Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and David W. Dailey incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

    *10.16- Agreement between First Essex Bank, FSB and David L. Savoie incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     (27)   Financial Data Schedule

    *   Management contract or compensatory plan.

      (b) Reports on Form 8-K

             No reports on Form 8-K were filed by First Essex during the quarter ended March 31, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                  FIRST ESSEX BANCORP, INC.
                                                  ----------------------------
                                                  (Registrant)





    Date:  May 14, 1998                     By /S/ DOUGLAS E. MOISAN
                                               ---------------------
                                               Douglas E. Moisan
                                               Senior Vice President
                                               and Principal Accounting Officer