Form 10-Q
period 1999-06-30
FIRST ESSEX BANCORP INC
filed 1999-08-11
CIK 808246

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                    FORM 10-Q
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended 6/30/99
                                                    -------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to


                         COMMISSION FILE NUMBER 0-16143
                                                -------

                            FIRST ESSEX BANCORP, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                       04-2943217
           --------                                       ----------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                          Identification No.)


71 MAIN STREET, ANDOVER, MA                                01810
---------------------------                                -----
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

                  Yes   X         No
                       ---          ---

The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 1999:

        TITLE OF CLASS                       SHARES OUTSTANDING
  Common Stock, $.10 par value                  7,648,700


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

              TABLE OF CONTENTS





PART I - FINANCIAL INFORMATION


                                                                             Page
     ITEM 1.   Financial Statements

               Consolidated Balance Sheets as of June 30,1999
                  and December 31, 1998                                        4

               Consolidated Statements of Operations for the
                  three months ended June 30, 1999 and 1998                    5

               Consolidated Statements of Operations for the
                  six  months ended June 30, 1999 and 1998                     6

               Consolidated Statements of Stockholders' Equity
                  for the six months ended June 30, 1999 and 1998              7

                Consolidated Statements of Cash Flows for the
                  six months ended June 30, 1999 and 1998                      8

               Notes to the Consolidated Financial Statements                  9


     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                             11

     ITEM 3.   Quantitative and Qualitative Disclosure
               About Market Risk                                               22



PART II - OTHER INFORMATION

      ITEM 4.  Submission of Matters to a Vote of Security Holders             24

      ITEM 6.  Exhibits and Reports on Form 8-K                                24

ITEM 1.  FINANCIAL STATEMENTS

                            FIRST ESSEX BANCORP, INC.
                           Consolidated Balance Sheets
                                   (unaudited)


                                                                        June 30,          December 31,
                                                                          1999               1998
                                                                        -----------       -----------
                                                                             (Dollars in thousands)
ASSETS
Cash and cash equivalents                                               $    52,019       $    90,383
Investment securities available-for-sale                                    441,150           345,840
Stock in Savings Bank Life Insurance Company                                  1,194             1,194
Stock in Federal Home Loan Bank of Boston                                    19,985            19,985
Mortgage loans held-for-sale                                                  2,250             2,566
Loans receivable, less allowance for  loan losses of
  $11,311 and $11,261                                                       754,715           720,056
Foreclosed property                                                             467               575
Bank premises and equipment                                                  11,300            11,715
Accrued interest receivable                                                   8,456             9,170
Goodwill                                                                     23,065            24,394
Other assets                                                                 22,316            22,136
                                                                        -----------       -----------
                                                                        $ 1,336,917       $ 1,248,014
                                                                        -----------       -----------
                                                                        -----------       -----------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                $   948,717       $   934,695
Borrowed funds                                                              285,820           201,499
Mortgagors' escrow accounts                                                     638               702
Other liabilities                                                             9,287            14,036
                                                                        -----------       -----------
    Total liabilities                                                     1,244,462         1,150,932
                                                                        -----------       -----------
STOCKHOLDERS' EQUITY:
Serial preferred stock: $.10 par value per share; 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $.10 par value per share; 25,000,000 shares
 authorized, 9,745,200 and 9,708,135 shares issued                              975               971
Additional paid-in capital                                                   77,851            77,383
Retained earnings                                                            39,754            36,359
Treasury stock, at cost, 2,096,500 shares                                   (18,335)          (18,335)
Accumulated other comprehensive income                                       (7,790)              704
                                                                        -----------       -----------
 Total stockholders' equity                                                  92,455            97,082
                                                                        -----------       -----------
                                                                        $ 1,336,917       $ 1,248,014
                                                                        -----------       -----------
                                                                        -----------       -----------

                            FIRST ESSEX BANCORP, INC.
                      Consolidated Statement of Operations
                                   (unaudited)


                                                                             Three Months Ended June 30,
                                                                               1999               1998
                                                                              ---------          ---------
                                                                                 (Dollars in thousands,
                                                                                except per share amounts)
Interest and dividend income:
   Mortgage loans                                                                $7,730             $9,158
   Other loans                                                                    8,449              6,797
   Investment securities available-for-sale                                       7,368              4,733
   Investment securities held-to-maturity                                            --              2,111
   Short-term investments                                                           155                284
   Other earning assets                                                             262                261
                                                                              ---------          ---------
       Total interest and dividend income                                        23,964             23,344
                                                                              ---------          ---------
Interest expense
   Deposits                                                                       8,645              8,424
   Borrowed funds                                                                 3,781              5,519
                                                                              ---------          ---------
       Total interest expense                                                    12,426             13,943
                                                                              ---------          ---------
Net interest income                                                              11,538              9,401
   Provision for loan losses                                                        600                435
                                                                              ---------          ---------
Net interest income after provision for loan losses                              10,938              8,966

Non-interest income
   Net gain on sales of mortgage loans and mortgage servicing rights                220                400
   Net gain on sale of investment securities                                         54                949
   Loan fees                                                                        171                184
   Other fee income                                                                 927                739
                                                                              ---------          ---------
       Total non-interest income                                                  1,372              2,272

Non-interest expense
   Salaries and employee benefits                                                 3,441              3,256
   Buildings and equipment                                                        1,185              1,016
   Professional services                                                            365                420
   Information processing                                                           635                570
   Insurance                                                                         82                 65
   Expenses, gains and losses on
       and write-downs of, foreclosed property                                      156                (35)
   Other                                                                          1,019              1,186
   Amortization of intangible assets                                                665                197
                                                                              ---------          ---------
       Total non-interest expenses                                                7,548              6,675
                                                                              ---------          ---------
Income before provision for income taxes                                          4,762              4,563

Provision for income taxes                                                        1,797              1,814
                                                                              ---------          ---------
Net income                                                                       $2,965             $2,749
                                                                              ---------          ---------
                                                                              ---------          ---------
Earnings per share - Basic                                                        $0.39              $0.36
                                                                              ---------          ---------
                                                                              ---------          ---------
Earnings per share - Diluted                                                      $0.38              $0.35
                                                                              ---------          ---------
                                                                              ---------          ---------
Dividends declared per share                                                      $0.16              $0.14
                                                                              ---------          ---------
                                                                              ---------          ---------
Weighted average number of shares - basic                                     7,636,177          7,550,697
                                                                              ---------          ---------
                                                                              ---------          ---------
Weighted average number of shares - diluted                                   7,819,729          7,870,587
                                                                              ---------          ---------
                                                                              ---------          ---------


                            FIRST ESSEX BANCORP, INC.
                      Consolidated Statement of Operations
                                   (unaudited)


                                                                              Six Months Ended June 30,
                                                                               1999             1998
                                                                             ---------         ---------
                                                                                 (Dollars in thousands,
                                                                               except per share amounts)
Interest and dividend income:
   Mortgage loans                                                              $15,814           $18,405
   Other loans                                                                  16,111            13,069
   Investment securities available-for-sale                                     14,053             8,721
   Investment securities held-to-maturity                                           --             5,520
   Short-term investments                                                          398               458
   Other earning assets                                                            525               521
                                                                             ---------         ---------
       Total interest and dividend income                                       46,901            46,694
                                                                             ---------         ---------
Interest expense
   Deposits                                                                     17,360            16,496
   Borrowed funds                                                                6,927            11,026
                                                                             ---------         ---------
       Total interest expense                                                   24,287            27,522
                                                                             ---------         ---------
Net interest income                                                             22,614            19,172
Provision for loan losses                                                        1,200               870
                                                                             ---------         ---------
Net interest income after provision
   for loan losses                                                              21,414            18,302

Non-interest income
   Net gain on sales of mortgage loans and mortgage servicing rights               535               682
   Net gain on sale of investment securities                                        54               966
   Loan fees                                                                       347               307
   Other fee income                                                              1,841             1,307
                                                                             ---------         ---------
       Total non-interest income                                                 2,777             3,262

Non-interest expense
   Salaries and employee benefits                                                6,786             6,108
   Buildings and equipment                                                       2,364             2,012
   Professional services                                                           662               618
   Information processing                                                        1,231             1,079
   Insurance                                                                       156               128
   Expenses, gains and losses on
       and write-downs of, foreclosed property                                     348               106
   Other                                                                         1,955             2,039
   Amortization of intangible assets                                             1,331               393
                                                                             ---------         ---------
       Total non-interest expenses                                              14,833            12,483
                                                                             ---------         ---------
Income before provision for income taxes                                         9,358             9,081

Provision for income taxes                                                       3,522             3,634
                                                                             ---------         ---------
Net income                                                                      $5,836            $5,447
                                                                             ---------         ---------
                                                                             ---------         ---------
Earnings per share - basic                                                       $0.77             $0.72
                                                                             ---------         ---------
                                                                             ---------         ---------
Earnings per share - diluted                                                     $0.75             $0.69
                                                                             ---------         ---------
                                                                             ---------         ---------
Dividends declared per share                                                     $0.32             $0.28
                                                                             ---------         ---------
                                                                             ---------         ---------
Weighted average number of shares - basic                                    7,625,066         7,550,633
                                                                             ---------         ---------
                                                                             ---------         ---------
Weighted average number of shares - diluted                                  7,813,847         7,874,320
                                                                             ---------         ---------
                                                                             ---------         ---------

                            FIRST ESSEX BANCORP, INC.
                 Consolidated Statements of Stockholders' Equity
                     Six Months Ended June 30, 1999 and 1998
                                   (Unaudited)


                                                                        Components of Stockholders' Equity
                                                          ------------------------------------------------------------------------
                                                                                                            Accumulated
                                                                                                               Other
                                           Comprehensive  Common    Paid in      Retained     Treasury     Comprehensive
                                              Income       Stock    Capital      Earnings       Stock          Income       Total
                                           -------------  --------  --------    ----------    ---------    --------------  -------
                                                                               (Dollars in thousands)
Balance at December 31, 1998                                $971     $77,383      $36,359      ($18,335)          $704     $97,082
Comprehensive income:
Net income                                     $5,836                               5,836                                   $5,836
Other comprehensive income:
  - Unrealized securities gains,
    net of $4,963 of tax benefit,
    arising during the period                  (8,460)
   - Less: reclassifcation adjustment
     for security gains included in
     net income, net of $20 tax expense            34
                                              -------
Total other comprehensive income               (8,494)                                                          (8,494)     (8,494)
                                              -------
Total Comprehensive income                    ($2,658)
                                              -------
                                              -------
Cash dividends declared                                                            (2,441)                                  (2,441)
Stock options exercised                                        4         468                                                   472
                                                            ----     -------      -------      --------         ------     -------
Balance at June 30,1999                                     $975     $77,851      $39,754      ($18,335)       ($7,790)    $92,455
                                                            ----     -------      -------      --------         ------     -------
                                                            ----     -------      -------      --------         ------     -------
Balance at December 31, 1997                                $952     $75,303      $29,685      ($15,842)          $967     $91,065

Compehensive income:
Net income                                     $5,447                               5,447                                    5,447
Other comprehensive income:
   - Unrealized securities gains,
      net of $659 tax expense,
      arising during the period                   989
   - Less: reclassifcation adjustment
     for security gains included in
    net income, net of $386 tax expense           580
                                              -------
Total other comprehensive income                  409                                                              409         409
                                              -------
Total Comprehense income                       $5,856
                                              -------
                                              -------
Cash dividends declared                                                            (2,114)                                  (2,114)
Stock options exercised                                       14       1,488                                                 1,502
Acquisition of treasury stock                                                                    (2,493)                    (2,493)
                                                            ----     -------      -------      --------         ------     -------
Balance at June 30, 1998                                    $966     $76,791      $33,018      ($18,335)        $1,376     $93,816
                                                            ----     -------      -------      --------         ------     -------
                                                            ----     -------      -------      --------         ------     -------

                            FIRST ESSEX BANCORP, INC
                      Consolidated Statements of Cash Flows
                                   (unaudited)



                                                                                               Six Months Ended June 30,
                                                                                               -------------------------
                                                                                                1999              1998
                                                                                               -------          --------
                                                                                                (Dollars in thousands)
Cash flows from operating activities:
    Net income                                                                                  $5,836            $5,447
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                                     1,200               870
   Provision for depreciation and amortization                                                   1,020               945
   Gain on sales of foreclosed property                                                             --              (214)
   Amortization of intangible assets                                                             1,331               393
   Amortization of investment securities discounts and premiums, net                               481               963
   Proceeds from sales of mortgage loans and mortgage servicing rights                          37,697            62,137
   Mortgage loans originated for sale                                                          (36,846)          (56,642)
   Realized gains on the sale of investment securities                                             (54)             (966)
   Realized gains on the sale of mortgage loans and mortgage servicing rights, net                (535)             (682)
   Decrease in accrued interest receivable                                                         714               447
   (Increase) decrease in other assets                                                            (182)            2,033
   Increase in other liabilities                                                                   214             8,306
                                                                                               -------          --------
Net cash provided by operating activities                                                       10,876            23,037

Cash flows from investing activities:
   Acquisition of branch assets and assumed deposit liabilities, net of cash received               --            65,033
   Proceeds from sales of available-for-sale securities                                         20,006           145,538
   Proceeds from maturities and principal payments of available-for-sale securities             47,550            31,823
   Proceeds from maturities and principal payments of held-to-maturity securities                   --            37,739
   Purchases of available-for-sale securities                                                 (176,750)          (89,554)
   Purchases of held-to-maturity securities                                                         --           (21,892)
   Purchases of Federal Home Loan Bank stock                                                        --              (182)
   Loans originated and purchased, net of principal collected                                  (36,980)              300
   Proceeds from sales of foreclosed property                                                    1,229             1,826
   Purchases of bank premises and equipment                                                       (605)             (390)
                                                                                               -------          --------
Net cash provided by (used in) investing activities                                           (145,550)          170,241

Cash flows from financing activities:
   Net increase in demand deposits, NOW accounts and savings accounts                            8,731            39,150
   Net increase of term deposits                                                                 5,291             6,256
   Net increase (decrease) in borrowed funds with maturities of three months or less            41,617           (78,908)
   Proceeds from borrowed funds with maturities in excess of three months                       65,000           103,000
   Repayments of borrowed funds with maturities in excess of three months                      (22,296)         (106,875)
   Increase (decrease) in mortgagors' escrow accounts                                              (64)               26
   Dividends paid                                                                               (2,441)           (2,110)
   Stock options exercised                                                                         472             1,502
   Common stock repurchases                                                                         --            (2,493)
                                                                                               -------          --------
   Net cash provided by (used in) financing activities                                          96,310           (40,452)
                                                                                               -------          --------
   Net increase (decrease) in cash and cash equivalents                                        (38,364)          152,826
Cash and cash equivalents at beginning of period                                                90,383            22,542
                                                                                               -------          --------
Cash and cash equivalents at end of period                                                     $52,019          $175,368
                                                                                               -------          --------
                                                                                               -------          --------
Supplemental disclosure of cash flow information:
     Interest paid during the year                                                             $24,390           $27,565
     Income taxes paid during the year                                                           4,897             3,525
     Cost incurred in early repayment of Federal Home Loan Bank advances                            --               150
Supplemental schedule of noncash financing and investing activities:
     Real estate acquired through, or deeds in lieu of, foreclosure                                 48               540

                            FIRST ESSEX BANCORP, INC.

                   Notes to Consolidated Financial Statements


1. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of First Essex Bancorp, Inc. (the "Company") and its subsidiary, First Essex Bank, FSB. These financial statements reflect, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and the results of its operations and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1998 annual report.

Earnings Per Share

Basic EPS amounts have been computed by dividing reported earnings available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. Dilutive EPS amounts have been computed using the weighted average number of common and common equivalent shares and the dilutive potential common shares (stock options outstanding and exercisable) during the period. Included in diluted EPS are 183,552 and 319,890 dilutive potential shares for the quarters ended June 30, 1999 and 1998, respectively.2.

2. Business Segments

In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting operating segments of a business enterprise and descriptive information about the operating segments in financial statements. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker is the Chief Executive Officer and Chairman of the Board of the Company. The adoption of SFAS No. 131 did not have a material effect on the Company's primary financial statements, but did result in the disclosure of segment information contained herein. The Company has identified its reportable operating business segment as Community Banking, based on the products and services provided to its customers.

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

                                                                          Consolidation
                                     Community                             Adjustments
                                      Banking              Other         and Eliminations       Consolidated
                                 ----------------------------------------------------------------------------
June 30, 1999
     Investment securities            $462,329          $       --          $       --             $462,329
     Net loans                         756,965                  --                  --              756,965
     Total assets                    1,336,343              47,997             (47,423)           1,336,917

    Total interest income               46,898                   8                  (5)              46,901
    Total interest expense              24,292                  --                  (5)              24,287
    Net interest income                 22,606                   8                  --               22,614
    Net income                           5,831                   5                  --                5,836


June 30, 1998
     Investment securities             309,326                  --                  --              309,326
     Net loans                         761,465                  --                  --              761,465
     Total assets                    1,314,393              51,012             (50,653)           1,314,752

    Total interest income               46,692                  85                 (83)              46,694
    Total interest expense              27,605                  --                 (83)              27,522
    Net interest income                 19,087                  85                  --               19,172
    Net income                           5,401                  47                  (1)               5,447

ITEM 2. MANAGMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

First Essex Bancorp, Inc., (the "Company"), is a Delaware corporation whose primary activity is to act as the parent holding company for First Essex Bank, FSB (the "Bank").

The Company's net earnings depend to a large extent upon its net interest income, which is the difference between interest and dividend income earned on its loans and investments and interest expense paid on its deposits and borrowed funds. The Company's net earnings also depend upon its provision for loan losses, non-interest income, non-interest expense and income tax expense. Interest and dividend income and interest expense are significantly affected by general economic conditions. These economic conditions, together with conditions in the local real estate markets, affect the levels of non-performing assets and provision for loan losses.

RESULTS OF OPERATIONS

Net income for the three months ended June 30, 1999 was $3.0 million compared to $2.7 million for same period in 1998, or an 8% increase. Net interest income totaled $11.5 million for the quarter compared to $9.4 million for the same period in 1998. Non-interest income decreased $.9 million and non-interest expenses increased $.9 million for the three months ended June 30, 1999.

Net income for the six months ended June 30, 1999 was $5.8 million compared to $5.4 million for the same period in 1998, or a 7% increase. Net interest income totaled $22.6 million for the six months ended June 30, 1999 as compared to $19.2 million for the same period in 1998. Non-interest income decreased $.5 million and non-interest expenses increased $2.4 million for the six months ended June 30, 1999.

The decreases in non-interest income are attributable to nonrecurring gains on sale of investment securities in the second quarter of 1998. The increases in non-interest expense are primarily related to the amortization of intangible assets associated with branches acquired during the second quarter of 1998. The majority of the other changes in non-interest income and non-interest expense reflect volume increases associated with those acquisitions.

The following table presents an analysis of average yields earned and rates paid for the periods indicated:


                                                                          For the Three Months Ended June 30,
                                                                     1999                                          1998
                                                    -----------------------------------       -------------------------------------
                                                                   Interest    Average                          Interest    Average
                                                      Average      Earned/     Yield/           Average         Earned/     Yield/
                                                      Balance        Paid      Rate             Balance         Paid        Rate
                                                                                (Dollars in thousands)
Assets
Earning assets
    Short-term investments                            $14,129          $155    4.39%            $21,363             $286    5.35%
    Investment securities                             479,474         7,368    6.15             429,395            6,842    6.37
   Total loans (1)                                    750,176        16,179    8.63             718,367           15,955    8.88
   Other earning assets                                17,422           262    6.02              17,324              261    6.03
                                                   ----------       -------                  ----------          -------
           Total earning assets                     1,261,201        23,964    7.60           1,186,449           23,344    7.87
     Allowance for loan losses                        (11,252)                                  (10,507)
                                                   ----------                                ----------
           Total earning assets less allowance
                for loan losses                     1,249,949                                 1,175,942
     Other assets                                      79,215                                    67,230
                                                   ----------                                ----------
           Total assets                            $1,329,164                                $1,243,172
                                                   ----------                                ----------
                                                   ----------                                ----------
Liabilities and Stockholders' Equity
Deposits
     NOW accounts                                     $53,781          $106    0.79%            $44,320             $152    1.37%
     Money market accounts                             99,722           754    3.02              67,537              382    2.26
     Savings accounts                                 224,764         1,757    3.13             180,737            1,754    3.88
     Time deposits                                    466,812         6,028    5.17             420,954            6,136    5.83
                                                   ----------       -------                  ----------          -------
Total interest bearing deposits                       845,079         8,645    4.09             713,548            8,424    4.72
Borrowed funds                                        282,247         3,781    5.36             351,569            5,519    6.28
                                                   ----------       -------                  ----------          -------
Total interest bearing deposits and
        borrowed funds                              1,127,326        12,426    4.41           1,065,117           13,943    5.24
                                                   ----------       -------                  ----------          -------
Demand deposits                                        91,616                                    66,293
Other liabilities                                      11,199                                    18,932
                                                   ----------                                ----------
       Total liabilities                            1,230,141                                 1,150,342
Stockholders' equity                                   99,023                                    92,830
                                                   ----------                                ----------
       Total liabilities and
              stockholders' equity                 $1,329,164                                $1,243,172
                                                   ----------                                ----------
                                                   ----------                                ----------
Net interest income                                                 $11,538                                       $9,401
                                                                    -------                                      -------
                                                                    -------                                      -------
Weighted average interest
     rate spread                                                               3.19%                                        2.63%
                                                                              -----                                        -----
                                                                              -----                                        -----
Net yield on average
     earning assets (2)                                                        3.66%                                        3.17%
                                                                              -----                                        -----
                                                                              -----                                        -----
Return on average assets                                                       0.89%                                        0.88%
                                                                              -----                                        -----
                                                                              -----                                        -----
Return on average equity                                                       11.98%                                       11.84%
                                                                              -----                                        -----
                                                                              -----                                        -----

(1) Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for loan losses divided by average earning assets

The following table presents an analysis of average yields earned and rates paid for the periods indicated:


                                                                             For the Six Months Ended June 30,
                                                                    1999                                       1998
                                                     ------------------------------------      -----------------------------------
                                                                       Interest  Average                       Interest    Average
                                                       Average         Earned/   Yield/          Average       Earned/     Yield/
                                                       Balance         Paid      Rate            Balance         Paid      Rate
                                                                               (Dollars in thousands)
Assets
Earning assets
    Short-term investments                             $18,511           $ 398   4.30%           $16,533            $458   3.56%
    Investment securities                              455,551          14,053   6.17            441,611          14,241   6.45
   Total loans (1)                                     741,150          31,925   8.61            718,786          31,474   8.76
   Other earning assets                                 17,410             525   6.03             17,312             521   6.00
                                                    ----------         -------                ----------         -------
           Total earning assets
           Total earning assets                      1,232,622          46,901   7.61          1,194,242          46,694   7.82
     Allowance for loan losses                         (11,269)                                  (10,545)
                                                    ----------                                ----------
           Total earning assets less allowance
                for loan losses                      1,221,353                                 1,183,697
     Other assets                                       75,938                                    61,275
                                                    ----------                                ----------
           Total assets                             $1,297,291                                $1,244,972
                                                    ----------                                ----------
                                                    ----------                                ----------
Liabilities and Stockholders' Equity
Deposits
     NOW accounts                                      $51,983           $ 226   0.87%           $43,644            $298   1.37%
     Money market accounts                              99,538           1,524   3.06             67,123             813   2.42
     Savings accounts                                  223,730           3,436   3.07            172,658           3,303   3.83
     Time deposits                                     465,213          12,174   5.23            417,549          12,082   5.79
                                                    ----------         -------                ----------         -------
Total interest bearing deposits                        840,464          17,360   4.13            700,974          16,496   4.71
Borrowed funds                                         255,478           6,927   5.42            369,790          11,026   5.96
                                                    ----------         -------                ----------         -------
Total interest bearing deposits and
        borrowed funds                               1,095,942          24,287   4.43          1,070,764          27,522   5.14
                                                    ----------         -------                ----------         -------
Demand deposits                                         90,242                                    62,913
Other liabilities                                       12,317                                    19,075
                                                    ----------                                ----------
       Total liabilities                             1,198,501                                 1,152,752
Stockholders' equity                                    98,790                                    92,220
                                                    ----------                                ----------
       Total liabilities and
              stockholders' equity                  $1,297,291                                $1,244,972
                                                    ----------                                ----------
                                                    ----------                                ----------
Net interest income                                                   $ 22,614                                   $19,172
                                                                      --------                                   -------
                                                                      --------                                   -------
Weighted average interest
     rate spread                                                                 3.18%                                     2.68%
                                                                                 -----                                     -----
                                                                                 -----                                     -----
Net yield on average
     earning assets (2)                                                          3.67%                                     3.21%
                                                                                 -----                                     -----
                                                                                 -----                                     -----
Return on average assets                                                         0.90%                                     0.87%
                                                                                 -----                                     -----
                                                                                 -----                                     -----
Return on average equity                                                         11.81%                                    11.81%
                                                                                 -----                                     -----
                                                                                 -----                                     -----

(1) Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for loan losses divided by average earning assets.

NET INTEREST INCOME

Net interest income increased by $2.1 million to $11.5 million for the three months ended June 30, 1999, and increased by $3.4 million to $22.6 million for the six months ended June 30, 1999. This represents increases of 22.7% and 18.0%, respectively, when compared to the same periods of 1998.

INTEREST AND DIVIDEND INCOME

Interest and dividend income increased by $.6 million (2.7%) to $24.0 million, and by $.2 million (0.4%) to $46.9 million for the three and six month periods ended June 30, 1999, respectively, from $23.3 million and $46.7 million recorded in the same periods in 1998. These changes primarily relate to volume increases in loans and investments partially offset by decreases in the average yield on earning assets.

INTEREST EXPENSE

Interest expense decreased by $1.5 million (10.9%) to $12.4 million, and by $3.2 million (11.8%) to $24.3 million, for the three and six month periods ended June 30, 1999 when compared to the same periods in 1998. These decreases are primarily attributable to a shift to lower cost core deposit funding sources. The average balances of core deposits increased by $85.7 million and $91.8 million, while time deposits and borrowed funds decreased by $23.5 million and $66.6 million, reducing the cost of funds to 4.41% and 4.43% for the three and six month periods ended June 30, 1999 as compared to 5.24% and 5.14% for the comparable periods of 1998.

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

The provisions for loan losses totaled $.6 million and $1.2 million for the three and six month periods ended June 30, 1999, respectively. The provision for loan losses totaled $.4 million and $.9 million for the comparable periods in 1998. Provisions result from management's continuing internal review of the loan portfolio as well as its judgement as to the adequacy of the reserves in light of the condition of the regional real estate and other markets, and the economy in general. As a result of increased loans, there is an expectation that the Bank will continue to find it necessary to make provisions for loan losses in the future. See "Financial Condition NonPerforming Assets."

NON-INTEREST INCOME

Non-interest income consists of net gains from the sales of mortgage loans and mortgage loan servicing rights and gains on the sale of investment securities, together with fee and other non-interest income.

Non-interest income decreased by $.9 million (39.6%) to $1.4 million and by $.5 million (14.9%) to $2.8 million for the three and six months ended June 30, 1999, respectively, compared to $2.3 million and $3.3 million for the same periods in 1998. The decreases in non-interest income are attributable to nonrecurring gains on sale of investment securities in the second quarter of 1998.


NON-INTEREST EXPENSE

Non-interest expense increased by $.9 million (13.1%) to $7.5 million for the three months ended June 30, 1999, and by $2.4 million (18.8%) to $14.8 million for the six months ended June 30, 1999, compared to $6.7 million and $12.5 million for the same periods in 1998. This increase is primarily related to the amortization of intangible assets associated with the branches acquired at the close of the second quarter of 1998. The remaining increase was spread throughout the components of non-interest expense and primarily relates to volume increases associated with those acquisitions.

INCOME TAX EXPENSE


The provision for income taxes decreased to $1.8 million and $3.5 million for the three and six month periods ended June 30, 1999, respectively, when compared to the same periods of 1998. The effective tax rate in 1999 is lower due to favorable tax rates on certain investment income.


FINANCIAL CONDITION


Total assets amounted to $1,336.9 million at June 30, 1999, an increase of $88.9 million or 7.1% from $1,248.0 million at December 31, 1998.


LOANS


At June 30, 1999, the loan portfolio, including mortgage loans held for sale, and before consideration of the allowance for loan losses, was $768.3 million, representing 57.5% of total assets, compared to $733.9 million or 58.8% of total assets at December 31, 1998.

The following table sets forth information concerning the Company's loan portfolio at the dates indicated. The balances shown in the table are net of unadvanced funds and unearned discounts and fees.


                                                    June 30, 1999           December 31, 1998
                                              ------------------------   -------------------------
                                                              (Dollars in thousands)
Real Estate:
     Residential                              $162,251          21.1%     $189,983           25.9%
     Commercial                                 94,821          12.4        88,774           12.1
     Construction                               50,171           6.5        43,220            5.9
                                              --------         -----      --------          -----
Total Real Estate Loans                        307,243          40.0       321,977           43.9
                                              --------         -----      --------          -----
Owner occupied Commercial Real Estate           60,670           7.9        62,800            8.6

Commercial loans                               102,194          13.3        89,690           12.2

Aircraft loans                                  82,876          10.8        59,657            8.1

Consumer loans
         Home Equity, Home Improvement
                  & Second Mortgage             53,777           7.0        59,003            8.1
          Automobile                           155,973          20.3       134,613           18.3
          Other                                  5,543           0.7         6,143            0.8
                                              --------         -----      --------          -----
     Total consumer loans                      215,293          28.0       199,759           27.2

          Total loans                         $768,276         100.0%     $733,883          100.0%
                                              --------         -----      --------          -----
                                              --------         -----      --------          -----


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

The determination of the adequacy of the allowance of loan losses is based upon management's assessment of risk elements in the portfolio, factors affecting loan quality and assumptions about the economic environment in which the Company operates. The methodology includes a formula allowance based on identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant individual problem credits, a valuation allowance for impaired loans and an unallocated allowance. The unallocated allowance, based in part on credit policy, approximates 20% to 25% of the formula and valuation allowances. In addition, it reflects management's review of overall portfolio quality and analysis of current levels and trends in charge-off, delinquency and non-accruing loan data, forecasted economic conditions and the overall banking environment. These reviews are of necessity dependent upon estimates, appraisals and judgments, which may change quickly because of changing economic conditions and the Company's perception as to how these factors may affect the financial condition of debtors. When an evaluation of these conditions signifies a change in the level of risk, the Company adjusts the formula allowance. Periodic credit reviews enable further adjustment to the allowance through the risk-rating of loans and identification of loans requiring a valuation allowance. In, addition, the formula model is designed to be self-correcting by taking into account recent loss experience. The provision for loan losses is set based on the factors discussed above. In addition, it is management's intent to maintain the allowance at a level consistent with the Company's peers in the banking industry.


The following table summarizes the activity in the allowance for loan losses (including amounts established for impaired loans) for the three and six months ended June 30, 1999:


                                                         Three Months     Six Months
                                                             Ended           Ended
                                                                 June 30, 1999
                                                         ----------------------------
                                                             (Dollars in Thousands)
Balance at beginning of period                              $11,343          $11,261

Provision for loan losses                                       600            1,200
                                                           --------         --------
Charge-offs                                                     870            1,521
Recoveries                                                      238              371
                                                           --------         --------
     Net charge-offs                                            632            1,150
                                                           --------         --------
Balance at end of period                                    $11,311          $11,311
                                                           --------         --------
                                                           --------         --------
Total loans at end of period                               $768,276         $768,276
Average loans for the period                                750,176          741,150
Allowance to loans ratio                                       1.47%            1.47%
Net charge-offs to average loans ratio (annualized)            0.34%            0.31%


NON-PERFORMING ASSETS


Non-performing assets consist of non-accruing loans (including loans impaired under SFAS No. 114), and foreclosed property. Non-performing assets totaled $5.2 million at June 30, 1999 and $6.1 million at December 31, 1998.

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

The following table indicates the recorded investment of non-performing assets and the related valuation allowance for impaired loans.

                                                            June 30, 1999                   December 31, 1998
                                                      ----------------------------     ----------------------------
                                                                     Impaired Loan                    Impaired Loan
                                                      Recorded         Valuation       Recorded         Valuation
                                                      Investment       Allowance       Investment       Allowance
Non-accruing Loans
     Impaired Loans
          Requiring a valuation allowance                $135             $135             $493            $393
          Not requiring a valuation allowance             652               --            1,619              --
                                                        -----             ----            -----            ----
                                                          787              135            2,112             393

          Restructured Loans                              439                0              447             154
                                                        -----             ----            -----            ----
     Total impaired                                     1,226             $135            2,559            $547
                                                                          ----                             ----
                                                                          ----                             ----
     Residential Mortgage                               2,153                             1,526
     Other                                              1,323                             1,414
                                                        -----                             -----
Total non-accruing                                      4,702                             5,499

Foreclosed property, net                                  467                               575
                                                        -----                             -----
Total non-performing assets                            $5,169                            $6,074
                                                        -----                             -----
                                                        -----                             -----
Percentage of non-performing assets
     to total assets                                     0.39%                             0.49%
Percentage of allowance for loan
    losses to non-accruing loans                        240.5%                            204.8%


The valuation allowance for impaired loans is included in the allowance for loan losses on the balance sheet


INVESTMENTS


At June 30, 1999, the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank ("FHLB") stock and stock in the Savings Bank Life Insurance Company of Massachusetts, totaled $462.3 million or 34.6% of total assets, compared to $367.0 million or 29.4% of total assets at December 31, 1998. Interest and dividend income on the investment portfolio generated 31.4% and 30.8% of total interest and dividend income for the three and six month periods ended June 30, 1999, respectively, as compared to 30.5% and 31.5% for the same periods of 1998.

To identify and control market risks associated with the investment portfolio, the Company has established policies and procedures, which include stop loss limits and stress testing on a periodic basis.


DEPOSITS


Deposits are the primary source of funds for lending and investment activities. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition. At June 30, 1999, the Bank had total deposits of $948.7 million representing a net increase of $14.0 million compared to total deposits of $934.7 million at December 31, 1998.

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

Borrowed Funds


The Bank is a member of the FHLB and is entitled to borrow from the FHLB by pledging certain assets. The Bank also utilizes short- term repurchase agreements with maturities less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. These borrowings are an alternative source of funds compared to deposits and increased to $285.8 million at June 30, 1999 as compared to $201.5 million at December 31, 1998.

REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

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

The Bank's actual capital amounts and ratios are also presented in the table. As of June 30, 1999, the OTS did not deem it necessary for an interest-rate risk component to be deducted from capital in determining risk-based capital requirements.

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

The following table displays the Bank's capital calculations as defined under prompt corrective action for the periods indicated:


                                                                                                           To Be Well
                                                 First Essex Bank, FSB          For Capital           Capitalized Under Prompt
                                                 Actual        Actual      Adequacy     Purposes     Corrective Action Provision:
                                                 Amount        Ratio        Amount       Ratio         Amount           Ratio
June 30, 1999 (unaudited)
Tangible Capital ( to Adjusted Assets)           $75,982        5.71%       $19,949       1.50%          n/a



Tier 1 (Core) Capital (to Adjusted Assets)        75,982        5.71         39,899       3.00        $66,498           5.00%



Tier 1 (Core) (to Risk Weighted Assets)           75,982        9.08         33,485       4.00         50,228           6.00


Total Risk Based Capital
        (to Risk Weighted Assets)                 86,453       10.33         66,971       8.00         83,714          10.00



December 31, 1998
Tangible Capital ( to Adjusted Assets)           $71,154        5.79        $18,429       1.50%           n/a



Tier 1 (Core) Capital (to Adjusted Assets)        71,154        5.79         36,859       3.00        $61,428           5.00%



Tier 1 Capital (to Risk Weighted Assets)          71,154        9.45         30,114       4.00         45,172           6.00


Total Risk Based Capital
         (to Risk Weighted Assets)                80,459       10.69         60,229       8.00         75,286          10.00


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

The following table reflects the Company's progress to date, and expected completion date, with respect to these phases:


------------------------------------------------------------------------------
                                     ESTIMATED              ESTIMATED
                                    COMPLETION         COMPLETION/COMPLETED
                                      %  (*)                  DATE
------------------------------------------------------------------------------
AWARENESS                              100%                August 1998
------------------------------------------------------------------------------
ASSESSMENT                             100                 August 1998
------------------------------------------------------------------------------
ANALYSIS, RENOVATION AND
IMPLEMENTATION                         100%                  June 1999
------------------------------------------------------------------------------
VALIDATION AND CONTINGENCY
PLANNING                                98%                  Sept 1999
------------------------------------------------------------------------------



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

-------------------------------------------------------------------------------------------------------
                                                                                                 %
                                         EXPENDITURES      ADDITIONAL         TOTAL          COMPLETE
        DESCRIPTION                        TO DATE        EXPENDITURES     EXPENDITURES         (*)
-------------------------------------------------------------------------------------------------------
PERIOD EXPENDITURES:                                       ($000's)
-------------------------------------------------------------------------------------------------------
MANAGEMENT AND STAFF SALARIES AND
BOARD FEES                                  $ 250           $  50            $ 300              85%
-------------------------------------------------------------------------------------------------------
Y2K CONSULTING FEES                            85              50              135              65
-------------------------------------------------------------------------------------------------------
THIRD PARTY VENDOR EXPENSE AND
SYSTEM TESTING                                 50              10               60              85
-------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------
CAPITAL EXPENDITURES:
-------------------------------------------------------------------------------------------------------
 REPLACEMENT OF NONCOMPLIANT SYSTEMS          500             100              600              85
-------------------------------------------------------------------------------------------------------

C. The Risks of the Company's Year 2000 Issues

The reasonably likely worst case risk related to Y2K for the Company would be major and prolonged disruptions in electrical power and telephone communications. Due to the branch network's dependence on computer and telephone links for data retrieval and security mechanisms, it would be difficult to operate in either or both of these situations. The Company has been and will continue to interact with these suppliers, and review the results of their testing, to confirm their readiness for the Year 2000. Another risk scenario for the Company would be temporary business disruptions of its large commercial borrowers due to their failure(s) to be prepared for Y2K. The financial impact of this contingency on borrowers could cause income and cash flow shortfalls for the Company. The Company has implemented a process of surveying and evaluating its commercial customers with respect to their readiness for the change of century by means of a questionnaire. This process allows the Company to be more proactive in planning for this contingency. If warranted, the Company's Allowance for Loan Losses would be increased and an appropriate charge-off would be recorded for the estimated impact of the customer's failure to be compliant. New loans and loan renewals have clauses inserted in the loan documents to address the borrowers' Y2K readiness. Because the more probable risk scenarios of the Company would be intermittent, minor and short-term IT systems failures that were not previously anticipated, the Company is addressing these risks by means of formulating contingency plans.

D. The Company's Contingency Plans

The Company has developed contingency plans for its core business operations. Core business operations are those processes that are required to maintain the ongoing business of the Company. There have been 10 core operations identified. Contingency plans for these 10 core business operations have been developed and are 100% complete. These contingency plans have been tested to validate the feasibility of each plan by means of simulations and/or walk through scenarios. The testing and validation of these plans will be completed by June 30, 1999, which corresponds with the guideline date imposed by the Federal Financial Institutions Examination Council (FFIEC) for all financial institutions. These contingency plans will be retested during the fourth quarter to revalidate the feasibility of each plan.


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

Statement 133 is effective for fiscal years beginning after June 15, 2000. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified on or after the selected transition date (and, at the company's election, before January 1, 1998 or January 1, 1999).

The Company has not yet quantified the impact of adopting SFAS No. 133 on the financial statements, and has not determined the timing of or method of the adoption of the statement. The adoption of SFAS No. 133 could have the effect of increasing the volatility in reported earnings and accumulated other comprehensive income.

On January 1, 1999, the Company adopted SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." The statement requires that after the securitization of mortgage loans held for sale, a company engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The adoption did not have a material impact on the Company's financial condition or results of operations.

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

INTEREST RATE RISK

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company's financial instruments also changes thereby impacting net interest income (NII), the primary component of the Company's earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk. There have been no material changes in the interest rate risk reported at the conclusion of the Company's December 31, 1998 year-end.


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

Net cash provided from operating activities totaled $10.9 million for the six months ended June 30, 1999 compared to $23.0 million that was provided for the same period in 1998. The change is primarily related to the decrease in the origination and sale of mortgage loans experienced during the first six months of 1999 compared to the prior period.

Net cash used by investing activities totaled $145.6 million for the six months ended June 30, 1999 compared to cash provided by investing activities of $170.2 million for the comparable period in 1998. The change is due primarily to the higher level of purchases of investment securities combined with the reduced volume of sales activity during the first six months of 1999 as compared to the same period of 1998 and the non-recurring cash payment in 1998 associated with the acquisition of branches and corresponding assumption of deposits.

Net cash provided by financing activities totaled $96.3 million for the six months ended June 30, 1999, compared to net cash used of $40.5 million for the comparable period in 1998. This change primarily reflects the increased level of borrowed funds.

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

                           FIRST ESSEX BANCORP, INC.
                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the registrant was held on May 6, 1999. All nominees of the Board of Directors of the registrant were re-elected for a three-year term. Votes were cast as follows:

1.       Election of Three Class III Directors

                NOMINEE                  FOR           WITHHELD
          Thomas S. Barenboim         6,304,240        143,104
          William L. Lane             6,312,763        134,581
          Robert H. Watkinson         6,314,031        133,313

Item 6. Exhibits and Reports on Form 8-K

    (A)EXHIBITS:

    (3) ARTICLES OF INCORPORATION AND BYLAWS:
    3.1 The Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form S1, Registration No. 3310966, filed with the Securities and Exchange Commission on April 17, 1987 ("Amendment No. 1 to the Form S1");
    3.2 The Amended and Restated Bylaws of the Company are incorporated herein by reference to Exhibit 4.1 of the Company's current report on Form 8K filed on December 28, 1992.

    (10) MATERIAL CONTRACTS:
    *10.1- The First Essex Bancorp, Inc. 1987 Stock Option Plan is incorporated herein by reference to Appendix B to the prospectus included in the Company's Registration Statement on Form S8, registration number 3321292, filed on April 15, 1988;
     10.2- The Shareholder Rights Agreement is incorporated herein by reference to the exhibit to the Company's Current Report on Form
            8K filed on October 12, 1989, as amended by the Amendment to the Shareholder Rights Plan, incorporated herein by reference to
            Exhibit 28.2 to the Company's Current Report on Form 8K filed on February 12, 1990;
    *10.3- Executive Salary Continuation Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and Leonard A. Wilson incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10K for the fiscal year ended December 31, 1988;
    *10.4- Amended and Restated Employment Agreement dated as of October 9, 1997 between Leonard A. Wilson and First Essex Bancorp, Inc., incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
    *10.5- Amended and Restated Employment Agreement dated as of October 9, 1997 between Leonard A. Wilson and First Essex Bank, FSB, incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
    *10.6- Amended and Restated Employment Agreement dated as of October 9, 1997 between Brian W. Thompson and First Essex Bancorp, Inc., incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
    *10.7- Amended and Restated Employment Agreement dated as of October 9, 1997 between Brian W. Thompson and First Essex Bank, FSB, incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
     *10.8- Special Termination Agreement dated January 1, 1994 and restated as of October 9, 1997 between Leonard A. Wilson and First Essex Bancorp, Inc. incorporated by reference to Exhibit 10.10 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1997.
    *10.9- Special Termination Agreement dated January 1, 1994 and restated as of October 9, 1997 between Brian W. Thompson and First Essex Bancorp, Inc. incorporated by reference to Exhibit 10.12 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1997.

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

      (b) Reports on Form 8-K

             No reports on Form 8-K were filed by the registrant during the quarter ended June 30, 1999.

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



                                          FIRST ESSEX BANCORP, INC.
                                          -------------------------
                                          (Registrant)





Date:  August 9, 1999                   By /s/ Douglas E. Moisan
                                           ---------------------
                                           Douglas E. Moisan
                                           Senior Vice President
                                           and Principal Accounting Officer