Form 10-Q
period 1999-09-30
FIRST ESSEX BANCORP INC
filed 1999-11-09
CIK 808246

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the quarterly period ended 9/30/99

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

     Yes    X              No
         -------              -------

The number of shares outstanding of each of the registrant's classes of common stock as of September 30, 1999:


     Title of Class                          Shares Outstanding
     --------------                          ------------------

     Common Stock, $.10 par value                 7,591,900


                    CAUTIONARY STATEMENT FOR PURPOSES OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995
                ------------------------------------------------


The Company desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This Report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance, assumptions, and other statements which are other than statements of historical fact. The Company wishes to caution readers that the following important factors, among others, may have affected, and could in the future affect, the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company herein:
(i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company and its wholly-owned banking subsidiary, First Essex Bank, FSB, must comply, and the associated costs of compliance with such laws and regulations, either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including increased competition from larger regional and out-of-state banking organizations as well as nonbank providers of various financial services; (iv) the effect of unforeseen changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional and national economies.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION


                                                                           Page

     ITEM 1.   Financial Statements

               Consolidated Balance Sheets as of September 30,1999
                 and December 31, 1998                                       4

               Consolidated Statements of Operations for the
                 three months ended September 30, 1999 and 1998              5

               Consolidated Statements of Operations for the
                 nine months ended September 30, 1999 and 1998               6

               Consolidated Statements of Stockholders' Equity
                 for the three months ended September 30, 1999 and 1998      7

               Consolidated Statements of Stockholders' Equity
                 for the nine months ended September 30, 1999 and 1998       8

               Consolidated Statements of Cash Flows for the
                 nine months ended September 30, 1999 and 1998               9

               Notes to the Consolidated Financial Statements               10


     ITEM 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                          12

     ITEM 3.   Quantitative and Qualitative Disclosure
               About Market Risk                                            23

PART II - OTHER INFORMATION

     ITEM 6.   Exhibits and Reports on Form 8-K                             25


ITEM 1.  FINANCIAL STATEMENTS

                            FIRST ESSEX BANCORP, INC.
                           Consolidated Balance Sheets
                                   (unaudited)


                                                   September 30,    December 31,
                                                        1999           1998
                                                   -------------    ------------
                                                       (Dollars in thousands)

ASSETS
Cash and cash equivalents                           $   30,917      $   90,383
Investment securities available-for-sale               432,493         345,840
Stock in Savings Bank Life Insurance Company             1,194           1,194
Stock in Federal Home Loan Bank of Boston               19,985          19,985
Mortgage loans held-for-sale                             3,400           2,566
Loans receivable, less allowance for  loan
  losses of $11,385 and $11,261                        778,452         720,056
Foreclosed property                                        674             575
Bank premises and equipment                             11,155          11,715
Accrued interest receivable                              7,985           9,170
Intangible assets                                       22,414          24,394
Other assets                                            37,359          22,136
                                                    ----------      ----------
                                                    $1,346,028      $1,248,014
                                                    ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                            $  986,257      $  934,695
Borrowed funds                                         258,424         201,499
Mortgagors' escrow accounts                              1,673             702
Other liabilities                                        7,878          14,036
                                                    ----------      ----------
    Total liabilities                                1,254,232       1,150,932
                                                    ----------      ----------
STOCKHOLDERS' EQUITY:
Serial preferred stock: $.10 par value per
  share; 5,000,000 shares authorized, no shares
  issued or outstanding Common stock, $.10 par
  value per share; 25,000,000 shares authorized,
  9,745,200 and 9,708,135 shares issued                    975             971
Additional paid-in capital                              77,851          77,383
Retained earnings                                       41,869          36,359
Treasury stock, at cost, 2,153,300 and 2,096,500
  shares                                               (19,244)        (18,335)
Accumulated other comprehensive income                  (9,655)            704
                                                    ----------      ----------
    Total stockholders' equity                          91,796          97,082
                                                    ----------      ----------
                                                    $1,346,028      $1,248,014
                                                    ==========      ==========


                            FIRST ESSEX BANCORP, INC.
                      Consolidated Statement of Operations
                                   (unaudited)


                                                Three Months Ended September 30,
                                                          1999          1998
                                                       ----------    ----------
                                                        (Dollars in thousands,
                                                       except per share amounts)

Interest and dividend income:
   Mortgage loans                                      $    7,863    $    9,320
   Other loans                                              8,806         7,685
   Investment securities available-for-sale                 7,272         4,680
   Investment securities held-to-maturity                      --           359
   Short-term investments                                     319         1,100
   Other earning assets                                       264           261
                                                       ----------    ----------
       Total interest and dividend income                  24,524        23,405
                                                       ----------    ----------
Interest expense
  Deposits                                                  8,937         9,712
   Borrowed funds                                           3,879         3,230
                                                       ----------    ----------
       Total interest expense                              12,816        12,942
                                                       ----------    ----------
Net interest income                                        11,708        10,463
   Provision for loan losses                                  600           290
                                                       ----------    ----------
Net interest income after provision for loan losses        11,108        10,173

Non-interest income
   Net gain on sales of mortgage loans                        443           294
   Net gain on sale of investment securities                   --            83
   Loan fees                                                  234           209
   Other income                                             1,015         1,146
                                                       ----------    ----------
       Total non-interest income                            1,692         1,732

Non-interest expense
   Salaries and employee benefits                           3,618         3,554
   Buildings and equipment                                  1,081         1,079
   Professional services                                      409           276
   Information processing                                     608           612
   Insurance                                                   89            64
   Expenses, gains and losses on
       and write-downs of, foreclosed property                 59            60
   Other                                                      950         1,099
   Amortization of intangible assets                          651           665
                                                       ----------    ----------
      Total non-interest expenses                           7,465         7,409
                                                       ----------    ----------

Income before provision for income taxes                    5,335         4,496

Provision for income taxes                                  2,004         1,698
                                                       ----------    ----------
Net income                                             $    3,331    $    2,798
                                                       ==========    ==========

Earnings per share - Basic                             $     0.44    $     0.37
                                                       ==========    ==========
Earnings per share - Diluted                           $     0.43    $     0.36
                                                       ==========    ==========
Dividends declared per share                           $     0.16    $     0.14
                                                       ==========    ==========

Weighted average number of shares - basic               7,624,433     7,562,568
                                                       ==========    ==========
Weighted average number of shares - diluted             7,787,017     7,825,132
                                                       ==========    ==========


                            FIRST ESSEX BANCORP, INC.
                      Consolidated Statement of Operations
                                   (unaudited)


                                                Nine Months Ended September 30,
                                                     1999          1998
                                                  ----------    ----------
                                                   (Dollars in thousands,
                                                  except per share amounts)

Interest and dividend income:
   Mortgage loans                                 $   23,677    $   27,725
   Other loans                                        24,917        20,754
   Investment securities available-for-sale           21,325        13,401
   Investment securities held-to-maturity                 --         5,879
   Short-term investments                                717         1,558
   Other earning assets                                  789           782
                                                  ----------    ----------
       Total interest and dividend income             71,425        70,099
                                                  ----------    ----------
Interest expense
   Deposits                                           26,297        26,208
   Borrowed funds                                     10,806        14,256
                                                  ----------    ----------
       Total interest expense                         37,103        40,464
                                                  ----------    ----------
Net interest income                                   34,322        29,635
Provision for loan losses                              1,800         1,160
                                                  ----------    ----------
Net interest income after provision
   for loan losses                                    32,522        28,475

Non-interest income
   Net gain on sales of mortgage loans                   978           976
   Net gain on sale of investment securities              54         1,049
   Loan fees                                             581           516
   Other income                                        2,856         2,453
                                                  ----------    ----------
       Total non-interest income                       4,469         4,994

Non-interest expense
   Salaries and employee benefits                     10,404         9,662
   Buildings and equipment                             3,445         3,091
   Professional services                               1,071           894
   Information processing                              1,839         1,691
   Insurance                                             245           192
   Expenses, gains and losses on
       and write-downs of, foreclosed property           407           166
   Other                                               2,907         3,138
   Amortization of intangible assets                   1,980         1,058
                                                  ----------    ----------
       Total non-interest expenses                    22,298        19,892
                                                  ----------    ----------

Income before provision for income taxes              14,693        13,577

Provision for income taxes                             5,526         5,332
                                                  ----------    ----------
Net income                                        $    9,167    $    8,245
                                                  ==========    ==========

Earnings per share - basic                        $     1.20    $     1.09
                                                  ==========    ==========
Earnings per share - diluted                      $     1.17    $     1.05
                                                  ==========    ==========
Dividends declared per share                      $     0.48    $     0.42
                                                  ==========    ==========

Weighted average number of shares - basic          7,624,852     7,554,655
                                                  ==========    ==========
Weighted average number of shares - diluted        7,804,904     7,857,924
                                                  ==========    ==========


                            FIRST ESSEX BANCORP, INC.
                 Consolidated Statements of Stockholders' Equity
                 Three Months Ended September 30, 1999 and 1998
                                   (Unaudited)


                                                                          Components of Stockholders' Equity
                                                                ----------------------------------------------------------
                                                                                                   Accumulated
                                                                                                      Other
                                        Comprehensive  Common   Paid in    Retained    Treasury   Comprehensive
                                           Income      Stock    Capital    Earnings      Stock        Income       Total
                                        -------------  -----    -------    --------     --------  -------------   --------
                                                                          (Dollars in thousands)

BALANCE AT JUNE 30, 1999                               $ 975    $77,851    $ 39,754     ($18,335)    ($ 7,790)    $ 92,455
COMPEHENSIVE INCOME:
NET INCOME                                $  3,331                            3,331                     3,331
OTHER COMPREHENSIVE INCOME:
  - UNREALIZED SECURITIES LOSSES,
    NET OF $711 TAX BENEFIT,
     ARISING DURING THE PERIOD              (1,865)

  - LESS: RECLASSIFCATION ADJUSTMENT
    FOR SECURITY GAINS INCLUDED IN
    NET INCOME, NET OF TAX EXPENSE              --
                                          --------
TOTAL OTHER COMPREHENSIVE INCOME
  INCOME                                    (1,865)                                                    (1,865)      (1,865)
                                          --------
TOTAL COMPREHENSE INCOME                     1,466
                                          ========
CASH DIVIDENDS DECLARED                                                      (1,216)                                (1,216)
AVQUISITION OF TREASURY STOCK                    0         0                                (909)                     (909)
                                                       -----    -------    --------     --------     --------     --------
BALANCE AT SEPTEMBER 30, 1999                          $ 975    $77,851    $ 41,869     ($19,244)    ($ 9,655)    $ 91,796
                                                       =====    =======    ========     ========     ========     ========

Balance at June 30, 1998                               $ 966    $76,791    $ 33,018     ($18,335)    $  1,376     $ 93,816
Comprehensive income:
Net income                                $  2,798                            2,798                                  2,798
Other comprehensive income:
  - Unrealized securities gains,
    net of $256 of tax expense,
    arising during the period                  369
  - Less: reclassifcation adjustment
    for security gains included in
    net income, net of $33 tax expense          50
                                          ========
Total other comprehensive income               319                                                        319          319
                                          --------
Total Comprehensive income                $  3,117                                                                       0
                                          ========
Cash dividends declared                                                      (1,059)                                (1,059)
Stock options exercised                                    1          6                                                  7
                                                       -----    -------    --------     --------     --------     --------
Balance at September 30, 1998                          $ 967    $76,797    $ 34,757     ($18,335)    $  1,695     $ 95,881
                                                       =====    =======    ========     ========     ========     ========


                            FIRST ESSEX BANCORP, INC.
                 Consolidated Statements of Stockholders' Equity
                  Nine Months Ended September 30, 1999 and 1998
                                   (Unaudited)


                                                                            Components of Stockholders' Equity
                                                                  --------------------------------------------------------
                                                                                                     Accumulated
                                                                                                       Other
                                         Comprehensive   Common   Paid in    Retained     Treasury  Comprehensive
                                             Income      Stock    Capital    Earnings      Stock       Income      Total
                                            --------     -----    -------    --------     --------     -------    --------
                                                                           (Dollars in thousands)

Balance at December 31, 1998                             $ 971    $77,383    $ 36,359     ($18,335)    $   704    $ 97,082
Comprehensive income:
Net income                                  $  9,167                            9,167                             $  9,167
Other comprehensive income:
  - Unrealized securities losses,
     net of $5,674 of tax benefit,
     arising during the period               (10,325)
  - Less: reclassification adjustment
     for security gains included in
     net income, net of $20 tax expense           34
                                            --------
Total other comprehensive income             (10,359)                                                  (10,359)    (10,359)
                                            --------
Total comprehensive income                  ($ 1,192)
                                            ========
Cash dividends declared                                                        (3,657)                              (3,657)
Acquisition of treasury stock                                                                 (909)                   (909)
Stock options exercised                                      4        468                                              472
                                                         -----    -------    --------     --------     -------    --------
Balance at September 30,1999                             $ 975    $77,851    $ 41,869     ($19,244)    ($9,655)   $ 91,796
                                                         =====    =======    ========     ========     =======    ========

Balance at December 31, 1997                             $ 952    $75,303    $ 29,685     ($15,842)    $   967    $ 91,065
Compehensive income:
Net income                                  $  8,245                            8,245                                8,245
Other comprehensive income:
  - Unrealized securities gains,
     net of $905 tax expense,
     arising during the period                 1,357
  - Less: reclassification adjustment
     for security gains included in
     net income, net of $420 tax expense         629
                                            --------
Total other comprehensive income                 728                                                       728         728
                                            --------
Total comprehensive income                  $  8,973
                                            ========
Cash dividends declared                                                        (3,173)                              (3,173)
Stock options exercised                                     15      1,494                                            1,509
Acquisition of treasury stock                                                               (2,493)                 (2,493)
                                                         -----    -------    --------     --------     -------    --------
Balance at September 30, 1998                            $ 967    $76,797    $ 34,757     ($18,335)    $ 1,695    $ 95,881
                                                         =====    =======    ========     ========     =======    ========


                            FIRST ESSEX BANCORP, INC
                      Consolidated Statements of Cash Flows
                                   (unaudited)


                                                                                     Nine Months Ended September 30,
                                                                                     -------------------------------
                                                                                          1999          1998
                                                                                        ---------     ---------

Cash flows from operating activities:
  Net income                                                                            $   9,167     $   8,245
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                 1,800         1,160
  Depreciation and amortization                                                             1,523         1,450
  Gain on sales of foreclosed property                                                         --          (277)
  Write-down of foreclosed property                                                           206            16
  Amortization of intangible assets                                                         1,980         1,058
  Amortization of investment securities discounts and premiums, net                           713         1,228
  Proceeds from sales of mortgage loans and mortgage servicing rights                      53,019        84,321
  Mortgage loans originated for sale                                                      (52,875)      (75,333)
  Realized gains on the sale of investment securities                                         (54)       (1,049)
  Realized gains on the sale of mortgage loans                                               (978)         (976)
  Decrease in accrued interest receivable                                                   1,185           745
  (Increase) decrease in other assets                                                        (223)        3,960
  Decrease in other liabilities                                                               (68)       (2,821)
                                                                                        ---------     ---------
Net cash provided by operating activities                                                  15,395        21,727

Cash flows from investing activities:                                                          --
  Acquisition of branch assets and assumed deposit liabilities, net of cash received           --        65,033
  Proceeds from sales of available-for-sale securities                                     20,006       167,614
  Proceeds from maturities and principal payments of available-for-sale securities         67,983        50,982
  Proceeds from maturities and principal payments of held-to-maturity securities               --        37,456
  Purchases of available-for-sale securities                                             (191,750)     (169,179)
  Purchases of held-to-maturity securities                                                     --       (21,892)
  Purchases of Federal Home Loan Bank stock                                                    --          (182)
  Purchase of bank-owned life insurance                                                   (15,000)           --
  Loans originated and purchased, net of principal collected                              (62,223)        8,312
  Proceeds from sales of foreclosed property                                                1,722         2,891
  Purchases of bank premises and equipment                                                   (963)         (821)
                                                                                        ---------     ---------
Net cash provided by (used in) investing activities                                      (180,225)      140,214

Cash flows from financing activities:

  Net increase in demand deposits, NOW accounts and savings accounts                       29,291        41,446
  Net increase (decrease) in term deposits                                                 22,271        (3,800)
  Net increase (decrease) in borrowed funds with maturities of three months or less        11,371       (68,811)
  Proceeds from borrowed funds with maturities in excess of three months                  109,000        72,000
  Repayments of borrowed funds with maturities in excess of three months                  (63,446)     (143,017)
  Increase in mortgagors' escrow accounts                                                     971           923
  Dividends paid                                                                           (3,657)       (3,169)
  Stock options exercised                                                                     472         1,509
  Common stock repurchases                                                                   (909)       (2,493)
                                                                                        ---------     ---------
  Net cash provided by (used in) financing activities                                     105,364      (105,412)
                                                                                        ---------     ---------
  Net increase (decrease) in cash and cash equivalents                                    (59,466)       56,529
Cash and cash equivalents at beginning of period                                           90,383        22,542
                                                                                        ---------     ---------
Cash and cash equivalents at end of period                                              $  30,917     $  79,071
                                                                                        =========     =========
Supplemental disclosure of cash flow information:
  Interest paid during the year                                                         $  26,340     $  41,077
  Income taxes paid during the year                                                         5,587         5,565
  Cost incurred in early repayment of Federal Home Loan Bank advances                          --           150
Supplemental schedule of noncash financing and investing activities:
  Real estate acquired through, or deeds in lieu of, foreclosure                            2,027           661


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


                                                        Consolidation
                                                         Adjustments
                              Community                      and
                               Banking         Other     Eliminations   Consolidated
                              ----------    ----------  -------------   ------------
September 30, 1999
     Investment securities    $  453,672    $       --    $       --     $  453,672

     Net loans                   781,852            --            --        781,852
     Total assets              1,345,486        45,858       (45,316)     1,346,028

    Total interest income         71,420            12            (7)        71,425
    Total interest expense        37,110            --            (7)        37,103
    Net interest income           34,310            12            --         34,322
    Net income                     9,161             6            --          9,167


September 30, 1998
     Investment securities       347,206            --            --        347,206
     Net loans                   748,145            --            --        748,145
     Total assets              1,241,073        50,330       (49,971)     1,241,432

    Total interest income         70,096           101           (98)        70,099
    Total interest expense        40,562            --           (98)        40,464
    Net interest income           29,534           101            --         29,635
    Net income                     8,191            56            (2)         8,247


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

RESULTS OF OPERATIONS

Net income for the three months ended September 30, 1999 was $3.3 million compared to $2.8 million for same period in 1998, or a 19% increase. Net interest income totaled $11.7 million for the quarter compared to $10.5 million for the same period in 1998. Non-interest income decreased $40 thousand and non-interest expenses increased $56 thousand for the three months ended September 30, 1999.

Net income for the nine months ended September 30, 1999 was $9.2 million compared to $8.2 million for the same period in 1998, or an 11% increase. Net interest income totaled $34.3 million for the nine months ended September 30, 1999 as compared to $29.6 million for the same period in 1998. Non-interest income decreased $.5 million and non-interest expenses increased $2.4 million for the nine months ended September 30, 1999.

The decreases in non-interest income are attributable to nonrecurring gains on sale of investment securities in the second quarter of 1998, partially offset by increased gains on the sale of loans during the third quarter of 1999 and increased fee income for the nine month period in 1999. The increases in non-interest expense are primarily related to the amortization of intangible assets associated with branches acquired during the second quarter of 1998. The majority of the other changes in non-interest income and non-interest expense reflect costs associated with the operation of those additional branch locations.

The following table presents an analysis of average yields earned and rates paid for the periods indicated:


                                                                For the Three Months Ended September 30,
                                                            1999                                        1998
                                        ----------------------------------------    ------------------------------------------
                                                          Interest        Average                     Interest          Average
                                          Average          Earned/         Yield/     Average          Earned/           Yield/
                                          Balance           Paid            Rate      Balance           Paid              Rate
                                        -----------      -----------        ----    -----------      -----------          ----
                                                                            (Dollars in thousands)

Assets
Earning assets
  Short-term investments                $    25,771      $       319        4.95%   $    85,320      $     1,100          5.16%
  Investment securities                     459,066            7,272        6.34%       364,031            5,039          5.54%
  Total loans (1)                           773,147           16,669        8.62%       764,114           17,005          8.90%
  Other earning assets                       17,449              264        6.05%        17,348              261          6.02%
                                        -----------      -----------                -----------      -----------
    Total earning assets                  1,275,433           24,524        7.69%     1,230,813           23,405          7.61%
  Allowance for loan losses                 (11,356)                                    (11,536)
                                        -----------                                 -----------
    Total earning assets less
      allowance for loan losses           1,264,077                                   1,219,277
  Other assets                               77,413                                      41,969
                                        -----------                                 -----------
    Total assets                        $ 1,341,490                                 $ 1,261,246
                                        ===========                                 ===========

Liabilities and Stockholders' Equity
Deposits
  NOW accounts                          $    52,434      $       122        0.93%   $    50,757      $       160          1.26%
  Money market accounts                      88,222              729        3.31%        83,835              761          3.63%
  Savings accounts                          247,947            2,082        3.36%       212,157            1,927          3.63%
  Time deposits                             473,017            6,004        5.08%       492,180            6,864          5.58%
                                        -----------      -----------                -----------      -----------
Total interest bearing deposits             861,620            8,937        4.15%       838,929            9,712          4.63%
Borrowed funds                              283,449            3,879        5.47%       218,343            3,230          5.92%
                                        -----------      -----------                -----------      -----------
Total interest bearing deposits and
  borrowed funds                          1,145,069           12,816        4.48%     1,057,272           12,942          4.90%
                                        -----------      -----------                -----------      -----------
Demand deposits                              94,908                                      90,412
Other liabilities                             7,766                                      18,363
                                        -----------                                 -----------
  Total liabilities                       1,247,743                                   1,166,047
Stockholders' equity                         93,747                                      95,199
                                        -----------                                 -----------
  Total liabilities and
    stockholders' equity                $ 1,341,490                                 $ 1,261,246
                                        ===========                                 ===========
Net interest income                                      $    11,708                                 $    10,463
                                                         ===========                                 ===========
Weighted average interest
  rate spread                                                               3.21%                                         2.71%
                                                                           =====                                         =====
Net yield on average
  earning assets (2)                                                        3.67%                                         3.40%
                                                                           =====                                         =====
Return on average assets                                                    0.99%                                         0.89%
                                                                           =====                                         =====
Return on average equity                                                   14.21%                                        11.76%
                                                                           =====                                         =====


(1)  Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for loan losses divided by average earning assets

The following table presents an analysis of average yields earned and rates paid for the periods indicated:


                                                                   For the Nine Months Ended September 30,
                                                                 1999                                   1998
                                                 ------------------------------------    ------------------------------------
                                                               Interest       Average                  Interest       Average
                                                  Average      Earned/        Yield/       Average      Earned/       Yield/
                                                  Balance       Paid           Rate        Balance       Paid          Rate
                                                 -----------   --------       -------    -----------    --------      -------
                                                                                    (Dollars in thousands)

Assets
Earning assets
  Short-term investments                         $    20,940   $    717         4.57%    $    39,714    $  1,558        5.23%
  Investment securities                              456,727     21,325         6.23%        402,158      19,280        6.39%
  Total loans (1)                                    751,855     48,594         8.62%        734,066      48,479        8.81%
  Other earning assets                                17,423        789         6.04%         17,324         782        6.02%
                                                 -----------   --------                  -----------    --------
    Total earning assets                           1,246,945     71,425         7.64%      1,193,262      70,099        7.83%
  Allowance for loan losses                          (11,298)                                (10,879)
                                                 -----------                             -----------
    Total earning assets less allowance
      for loan losses                              1,235,647                               1,182,383
    Other assets                                      76,431                                  67,570
                                                 -----------                             -----------
      Total assets                               $ 1,312,078                             $ 1,249,953
                                                 -----------                             -----------

Liabilities and Stockholders' Equity
Deposits
  NOW accounts                                   $    52,134   $    348      0.89%    $    46,041    $    458        1.33%
  Money market accounts                               95,752      2,253      3.14%         72,755       1,574        2.88%
  Savings accounts                                   231,832      5,518      3.17%        185,969       5,230        3.75%
  Time deposits                                      467,824     18,178      5.18%        442,718      18,946        5.71%
                                                 -----------   --------                  -----------    --------
Total interest bearing deposits                      847,542     26,297      4.14%        747,483      26,208        4.67%
Borrowed funds                                       264,836     10,806      5.44%        318,753      14,256        5.96%
                                                 -----------   --------                  -----------    --------
Total interest bearing deposits and
  borrowed funds                                   1,112,378     37,103      4.45%      1,066,236      40,464        5.06%
Demand deposits                                       91,803                               72,180
Other liabilities                                     10,806                               18,313
                                                 -----------                             -----------
  Total liabilities                                1,214,987                            1,156,729
Stockholders' equity                                  97,091                               93,224
                                                 -----------                             -----------
  Total liabilities and
    stockholders' equity                         $ 1,312,078                          $ 1,249,953
                                                 ===========                          ===========
Net interest income                                            $ 34,322                              $ 29,635
                                                               ========                              ========
Weighted average interest
  rate spread                                                                3.19%                                   2.77%
                                                                            =====                                   =====
Net yield on average
  earning assets (2)                                                         3.67%                                   3.31%
                                                                            =====                                   =====
Return on average assets                                                     0.93%                                   0.88%
                                                                            =====                                   =====
Return on average equity                                                    12.59%                                  11.79%
                                                                            =====                                   =====


(1)  Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for loan losses divided by average earning assets.

NET INTEREST INCOME

Net interest income increased by $1.2 million to $11.7 million for the three months ended September 30, 1999, and increased by $4.7 million to $34.3 million for the nine months ended September 30, 1999. This represents increases of 11.9% and 15.8%, respectively, when compared to the same periods of 1998.

INTEREST AND DIVIDEND INCOME

Interest and dividend income increased by $1.1 million (4.8%) to $24.5 million, and by $1.3 million (1.9%) to $71.4 million for the three and nine month periods ended September 30, 1999, respectively, from $23.4 million and $70.1 million recorded in the same periods in 1998. These changes primarily relate to volume increases in loans and investments partially offset by decreases in the average yield on earning assets for the nine month period.

INTEREST EXPENSE

Interest expense decreased by $.1 million (1.0%) to $12.8 million, and by $3.4 million (8.3%) to $37.1 million, for the three and nine month periods ended September 30, 1999 when compared to the same periods in 1998. These decreases are primarily attributable to a reduction in the average cost of funds to 4.48% and 4.45% for the three and nine month periods ended September 30, 1999 as compared to 4.90% and 5.06% for the comparable periods of 1998, partially offset by volume increases in deposits for both the three and nine month periods and increased borrowed funds for the three month period.

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

The provisions for loan losses totaled $.6 million and $1.8 million for the three and nine month periods ended September 30, 1999, respectively. The provision for loan losses totaled $.3 million and $1.2 million for the comparable periods in 1998. Provisions result from management's continuing internal review of the loan portfolio as well as its judgement as to the adequacy of the reserves in light of the condition of the regional real estate and other markets, and the economy in general. As a result of increased loans, there is an expectation that the Bank will continue to find it necessary to make provisions for loan losses in the future. See "Financial Condition - Non-Performing Assets."

NON-INTEREST INCOME

Non-interest income consists of net gains from the sales of mortgage loans and mortgage loan servicing rights and gains on the sale of investment securities, together with fee and other non-interest income.

Non-interest income decreased by $40 thousand (2.3%) to $1.7 million and by $.5 million (10.5%) to $4.5 million for the three and nine months ended September 30, 1999, respectively, compared to $1.7 million and $5.0 million for the same periods in 1998. The decreases in non-interest income are attributable to nonrecurring gains on sale of investment securities in the second and third quarters of 1998, partially offset by increased gains on the sale of loans during the third quarter and increased fee income for the nine month period.

NON-INTEREST EXPENSE

Non-interest expense increased by $56 thousand (0.8%) to $7.5 million for the three months ended September 30, 1999, and by $2.4 million (12.1%) to $22.3 million for the nine months ended September 30, 1999, compared to $7.4 million and $19.9 million for the same periods in 1998. This increase is primarily related to the amortization of intangible assets associated with the branches acquired at the close of the second quarter of 1998. The remaining increase was spread throughout the components of non-interest expense and reflects costs associated with the operation of those additional branch locations.

INCOME TAX EXPENSE

The provision for income taxes increased to $2.0 million and $5.5 million for the three and nine month periods ended September 30, 1999, respectively, as compared to $1.7 million and $5.3 million for the same periods of 1998. The effective tax rate in 1999 is lower due to favorable tax rates on certain investment income.

FINANCIAL CONDITION

Total assets amounted to $1,346.0 million at September 30, 1999, an increase of $98.0 million or 7.9% from $1,248.0 million at December 31, 1998.


LOANS

At September 30, 1999, the loan portfolio, including mortgage loans held for sale, and before consideration of the allowance for loan losses, was $793.2 million, representing 58.9% of total assets, compared to $733.9 million or 58.8% of total assets at December 31, 1998.

The following table sets forth information concerning the Company's loan portfolio at the dates indicated. The balances shown in the table are net of unadvanced funds and unearned discounts and fees.


                                           September 30, 1999     December 31, 1998
                                           -------------------   -------------------
                                                    (Dollars in thousands)

Real Estate:
    Residential                            $153,520       19.4%  $189,983       25.9%
    Commercial                              107,369       13.5     88,774       12.1
    Construction                             52,950        6.7     43,220        5.9
                                           --------      -----   --------      -----
  Total Real Estate Loans                   313,839       39.6    321,977       43.9
                                           --------      -----   --------      -----
  Owner occupied Commercial Real Estate      61,142        7.7     62,800        8.6

  Commercial loans                          101,926       12.8     89,690       12.2

  Aircraft loans                             89,297       11.3     59,657        8.1

  Consumer loans
    Home Equity, Home Improvement
      & Second Mortgage                      55,228        7.0     59,003        8.0
    Automobile                              166,572       21.0    134,613       18.4
    Other                                     5,233        0.7      6,143        0.8
                                           --------      -----   --------      -----
  Total consumer loans                      227,033       28.6    199,759       27.2

    Total loans                            $793,237      100.0%  $733,883      100.0%
                                           ========      =====   ========      =====


 ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is maintained at a level determined by management to be adequate to provide for losses inherent in the loan portfolio including commitments to extend credit. The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operations. The potential for loss in the portfolio reflects the risks and uncertainties inherent in the extension of credit.

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

The following table summarizes the activity in the allowance for loan losses (including amounts established for impaired loans) for the three and nine months ended September 30, 1999:


                                                     Three Months  Nine Months
                                                        Ended         Ended
                                                         September 30, 1999
                                                     -------------------------
                                                       (Dollars in Thousands)

Balance at beginning of period                         $ 11,311     $ 11,261
Provision for loan losses                                   600        1,800
                                                       --------     --------
Charge-offs                                                 763        2,284
Recoveries                                                  237          608
                                                       --------     --------
  Net charge-offs                                           526        1,676
                                                       --------     --------
Balance at end of period                               $ 11,385     $ 11,385
                                                       ========     ========
Total loans at end of period                           $793,237     $793,237
Average loans for the period                            773,147      751,855
Allowance to loans ratio                                   1.44%        1.44%
Net charge-offs to average loans ratio (annualized)        0.27%        0.30%


NON-PERFORMING ASSETS

Non-performing assets consist of non-accruing loans (including loans impaired under SFAS No. 114), and foreclosed property. Non-performing assets totaled $4.3 million at September 30, 1999 and $6.1 million at December 31, 1998.

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

The following table indicates the recorded investment of non-performing assets and the related valuation allowance for impaired loans.


                                      September 30, 1999    December 31, 1998
                                      ------------------    -----------------
                                                 Impaired             Impaired
                                                   Loan                 Loan
                                      Recorded   Valuation  Recorded  Valuation
                                     Investment  Allowance Investment Allowance
                                     ----------  --------- ---------- ---------
Non-accruing Loans
  Impaired Loans
    Requiring a valuation allowance    $  206     $  206     $  493     $  393
    Not requiring a valuation             182         --      1,619         --
                                          388        206      2,112        393
                                       ------     ------     ------     ------

    Restructured Loans                    305         75        447        154
                                       ------     ------     ------     ------
  Total impaired                          693     $  281      2,559     $  547
                                                  ======                ======
  Residential Mortgage                  1,466                 1,526
  Other                                 1,446                 1,414
                                       ------                ------
Total non-accruing                      3,605                 5,499
Foreclosed property, net                  674                   575
                                       ------                ------
Total non-performing assets            $4,279                $6,074
                                       ======                ======
Percentage of non-performing assets
  to total assets                        0.31%                 0.49%
Percentage of allowance for loan
  losses to non-accruing loans           320.6%                204.8%


The valuation allowance for impaired loans is included in the allowance for loan losses on the balance sheet

INVESTMENTS

At September 30, 1999, the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank ("FHLB") stock and stock in the Savings Bank Life Insurance Company of Massachusetts, totaled $453.7 million or 33.7% of total assets, compared to $367.0 million or 29.4% of total assets at December 31, 1998. Interest and dividend income on the investment portfolio generated 32.0% of total interest and dividend income for both the three and nine month periods ended September 30, 1999, respectively, as compared to 27.3% and 30.8% for the same periods of 1998.

To identify and control market risks associated with the investment portfolio, the Company has established policies and procedures, which include stop loss limits and stress testing on a periodic basis.

DEPOSITS

Deposits are the primary source of funds for lending and investment activities. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition. At September 30, 1999, the Bank had total deposits of $986.3 million representing a net increase of $51.6 million compared to total deposits of $934.7 million at December 31, 1998.

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

BORROWED FUNDS

The Bank is a member of the FHLB and is entitled to borrow from the FHLB by pledging certain assets. The Bank also utilizes short- term repurchase agreements with maturities less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. These borrowings are an alternative source of funds compared to deposits and increased to $258.4 million at September 30, 1999 as compared to $201.5 million at December 31, 1998.

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

The Bank's actual capital amounts and ratios are also presented in the table. As of September 30, 1999, the OTS did not deem it necessary for an interest-rate risk component to be deducted from capital in determining risk-based capital requirements.

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

The following table displays the Bank's capital calculations as defined under prompt corrective action for the periods indicated:


                                                                                                       TO BE WELL
                                              FIRST ESSEX BANK, FSB      FOR CAPITAL             CAPITALIZED UNDER PROMPT
                                                ACTUAL     ACTUAL     ADEQUACY PURPOSES         CORRECTIVE ACTION PROVISION:
                                                AMOUNT     RATIO    AMOUNT         RATIO          AMOUNT         RATIO
                                                ------     -----    ------         -----          ------         -----

SEPTEMBER 30, 1999 (UNAUDITED)
                                                                             Greater than
TANGIBLE CAPITAL (TO ADJUSTED ASSETS)          $78,762      5.87%   $20,129       or      1.50%     n/a
                                                                               equal to

                                                                                                           Greater than
                                                                                                                or
TIER 1 (CORE) CAPITAL (TO ADJUSTED ASSETS)      78,762      5.87     40,258                3.00   $67,097    equal to   5.00%

TIER 1 (CORE) (TO RISK WEIGHTED ASSETS)         78,762      8.96     35,177                4.00    52,766               6.00

TOTAL RISK BASED CAPITAL
    (TO RISK WEIGHTED ASSETS)                   89,756     10.21     70,355                8.00    87,944              10.00

December 31, 1998

                                                                             Greater than
Tangible Capital ( to Adjusted Assets)         $71,154      5.79    $18,429       or
                                                                               equal to    1.50%     n/a

                                                                                                           Greater than
Tier 1 (Core) Capital (to Adjusted Assets)      71,154      5.79     36,859                3.00   $61,428       or
                                                                                                             equal to   5.00%

Tier 1 Capital (to Risk Weighted Assets)        71,154      9.45     30,114                4.00    45,172               6.00

Total Risk Based Capital
    (to Risk Weighted Assets)                   80,459     10.69     60,229                8.00    75,286              10.00



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

A principal issue the Company faces is the Y2K readiness of its third party vendor who supplies the Company's primary application systems that include loan systems, deposits systems and the general ledger application. This vendor has completed all remediation and testing phases and is now in the process of finalizing contingency plans.

The company will continue to monitor progress.

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

The following table reflects the Company's progress to date, and expected completion date, with respect to these phases:


                                   ESTIMATED       ESTIMATED
                                   COMPLETION  COMPLETION/COMPLETED
                                      % (*)           DATE
                                   ----------  --------------------
     AWARENESS                        100%          August 1998
     ---------                        ----          -----------
     ASSESSMENT                       100%          August 1998
     ---------                        ----          -----------
     ANALYSIS, RENOVATION AND
     IMPLEMENTATION                   100%          June 1999
     ---------                        ----          -----------
     VALIDATION AND CONTINGENCY
     PLANNING                         100%          Sept 1999
     ---------                        ----          -----------


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


                                                                              %
                                 EXPENDITURES   ADDITIONAL     TOTAL       COMPLETE
          DESCRIPTION               TO DATE    EXPENDITURES  EXPENDITURES    (*)
    --------------------------   ------------  ------------  ------------  --------

    PERIOD EXPENDITURES:                         ($000's)
    --------------------------   ------------  ------------  ------------  --------
    MANAGEMENT AND STAFF
      SALARIES AND BOARD FEES        $275         $ 25          $300        100%
    --------------------------   ------------  ------------  ------------  --------
    Y2K CONSULTING FEES               110           25           135         82
    --------------------------   ------------  ------------  ------------  --------
    THIRD PARTY VENDOR EXPENSE
      AND SYSTEM TESTING               60            0            60        100
    --------------------------   ------------  ------------  ------------  --------

    CAPITAL EXPENDITURES:
    --------------------------   ------------  ------------  ------------  --------
     REPLACEMENT OF
       NONCOMPLIANT SYSTEMS           600            0           600        100
    --------------------------   ------------  ------------  ------------  --------


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

D.  The Company's Contingency Plans

The Company has developed contingency plans for its core business operations. Core business operations are those processes that are required to maintain the ongoing business of the Company. There have been 10 core operations identified. Contingency plans for these 10 core business operations have been developed and are 100% complete. These contingency plans have been tested to validate the feasibility of each plan by means of simulations and/or walk through scenarios. The testing and validation of these plans was completed by June 30, 1999, which corresponds with the guideline date imposed by the Federal Financial Institutions Examination Council (FFIEC) for all financial institutions. The Company has also completed two simulation walk through tests of the contingency plans to assure they are viable. These contingency plans will be retested during the fourth quarter to revalidate the feasibility of each plan.

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

Net cash provided from operating activities totaled $15.4 million for the nine months ended September 30, 1999 compared to $21.7 million that was provided for the same period in 1998. The change is primarily related to the decrease in the origination and sale of mortgage loans during the first nine months of 1999 compared to the prior period.

Net cash used by investing activities totaled $180.2 million for the nine months ended September 30, 1999 compared to cash provided by investing activities of $140.2 million for the comparable period in 1998. The change is due primarily to the higher level of purchases of investment securities combined with the reduced volume of sales activity during the first nine months of 1999 as compared to the same period of 1998, the purchase of bank-owned life insurance, the increase in loan originations and the non-recurring cash payment in 1998 associated with the acquisition of branches and the corresponding assumption of deposits.

Net cash provided by financing activities totaled $105.4 million for the nine months ended September 30, 1999, compared to net cash used of $105.4 million for the comparable period in 1998. This change primarily reflects the increased level of borrowed funds as a result of new borrowings and reduced repayments.

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

     10.17- The First Essex Bancorp, Inc. Rights Agreement is incorporated herein by reference to Exhibit 1 to the Company's Report on Form 8-A filed on October 12, 1999.

     (27)    Financial Data Schedule

     *    Management contract or compensatory plan.

     (b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the registrant during the quarter ended September 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             FIRST ESSEX BANCORP, INC.
                                             (Registrant)


Date:  November 9, 1999                      By /S/ DOUGLAS E. MOISAN
                                                ---------------------
                                                Douglas E. Moisan
                                                Senior Vice President
                                                Principal Accounting Officer