Form 10-K
period 1999-12-31
FIRST ESSEX BANCORP INC
filed 2000-03-24
CIK 808246

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999       COMMISSION FILE NUMBER 0-16143

                            FIRST ESSEX BANCORP, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                   04-2943217
   (State or other jurisdiction of             (I.R.S. Employer incorporation or
    incorporation or organization)             organization Identification No.)

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

                               Yes /X/     No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing sale price on The Nasdaq Stock Market on February 29, 2000 was $100,341,079.

As of February 29, 2000, 7,593,400 shares of the registrant's common stock, $.10 par value, were outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Selected information from the Registrant's Proxy Statement for the annual meeting to be held May 4, 2000, to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999, is incorporated by reference into Part III of this report

                    CAUTIONARY STATEMENT FOR PURPOSES OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

First Essex Bancorp, Inc. ("First Essex" or the "Company") desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This Report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance, assumptions, and other statements which are other than statements of historical fact. The Company wishes to caution readers that the following important factors, among others, may have affected, and could in the future affect, the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company and the Bank must comply, the cost of compliance either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within in its market area, increasing consolidation within the banking industry, and increasing competition from larger regional and out-of-state banking organizations as well as nonbank providers of various financial services; (iv) the effect of unforeseen changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the New England and national economy.

                                TABLE OF CONTENTS


                                                 PART I

Item 1.       Business                                                                             1
Item 2.       Properties                                                                           9
Item 3.       Legal Proceedings                                                                   11
Item 4.       Submission of Matters to a Vote of Security Holders                                 11

                                                 PART II

Item 5.       Market for the Registrant's Equity and Related Stockholder Matters                  12
Item 6.       Selected Financial Data                                                             13
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                          14
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                          28
Item 8.       Financial Statements and Supplementary Data                                         33
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
              Disclosure                                                                          70

                                                PART III

Item 10.      Directors and Executive Officers of the Registrant                                  70
Item 11.      Executive Compensation                                                              70
Item 12.      Security Ownership of Certain Beneficial Owners and Management                      70
Item 13.      Certain Relationships and Related Transactions                                      70

                                                 PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K                    70

              Signatures                                                                          73

                                     PART I

                                ITEM 1. BUSINESS

                                     GENERAL

FIRST ESSEX BANCORP, INC.

The Company is a Delaware corporation whose primary activity is to act as the parent holding company for First Essex Bank, FSB (the "Bank"). Until December 1, 1993, the business of First Essex Bancorp, Inc. was conducted through two banking subsidiaries, First Essex Savings Bank, a Massachusetts-chartered savings bank and First Essex Savings Bank of New Hampshire, a New Hampshire-chartered guaranty savings bank. The New Hampshire bank was owned through a second tier holding company, First Essex Bancorp of New Hampshire, Inc., which was merged into First Essex Bancorp, Inc. on December 1, 1993.

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

FIRST ESSEX BANK, FSB

The Bank was originally founded under a Massachusetts legislative charter issued in 1847. On December 1, 1993, First Essex Savings Bank converted to a federal savings bank with a charter issued by the Office of Thrift Supervision (the "OTS") under the name of First Essex Bank, FSB. On the same day First Essex Savings Bank of New Hampshire was merged into First Essex Bank, FSB. As stated above, the Bank merged with Pelham on December 30, 1996.

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

At December 31, 1999, the Bank had total assets of $1.4 billion. The Bank is principally engaged in the business of attracting deposits from the general public and investing in residential mortgage, construction, commercial real estate, commercial and consumer loans. The Bank also makes investments in various investment securities to provide a source of interest and dividend income. The Bank currently maintains 19 full-service banking offices at various locations throughout its market area. Deposits at First Essex Bank, FSB are insured up to the applicable limits by the Federal Deposit Insurance Corporation (the "FDIC") and Massachusetts deposits in excess of FDIC limits are fully insured by the additional coverage provided contractually by the Depositors Insurance Fund of Massachusetts.

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

Loan demand to finance new and existing home sales has remained strong for the last four years. Commercial loans to small and mid-size businesses in the area continue to benefit from a growing economy characterized by expansion with little price inflation, although the competition among lenders for these loans remains intense. Automobile sales continued to show strength in 1999 and First Essex participated in that growth through an indirect automobile lending program that was begun early in 1994. The general improvement in consumer confidence and the consumer's willingness to take on additional debt was reflected in the growth in direct lending to consumers.

                                   REGULATION

GENERAL

The Office of Thrift Supervision ("OTS") is the primary regulator of the Company and the Bank. The Bank's deposits are insured up to applicable limits by the Bank Insurance Fund ("BIF") of the FDIC. The Company and the Bank must file reports with the OTS concerning activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other financial institutions. Periodic examinations are conducted by the OTS to test the Company's and the Bank's compliance with various regulatory requirements. The Bank is also a member of the Federal Home Loan Bank ("FHLB") system, which provides a central credit facility primarily for member institutions. The Company, as a thrift holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and the Securities and Exchange Commission ("SEC") under the federal securities laws.

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

LIMITATION ON CAPITAL DISTRIBUTIONS

OTS regulations impose limitations upon all capital distributions, other than stock dividends, by savings institutions. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that meets or exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier I Bank") and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the percentage by which its capital to assets ratio exceeds the ratio of its fully phased-in capital requirements to its assets) at the beginning of the calendar year; or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its fully phased in requirement or the OTS notified the Bank that it was in need of more than normal supervision, the Bank's ability to make capital distributions would be restricted. In addition, the OTS could prohibit any proposed capital distribution by any institution if it determines that such distribution would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, which took effect on December 19, 1992, the Bank generally would be prohibited from making any capital distribution if, after the distribution, the Bank would have (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a Tier I core capital ratio of less than 3%. As of December 31, 1999, the Bank exceeded all capital requirements.

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

Quantitative measures are established by regulation regarding minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 1999, the most recent notification received from the OTS categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain the total risk-based, Tier I risk-based and Tier I adjusted asset ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

FDICIA required that the OTS revise risk-based capital standards, with appropriate transition rules, to ensure that they take account of interest rate risk, concentration of risk and the risks of nontraditional activities. Under OTS regulation effective January 1, 1994, a savings institution with interest rate risk exposure above a specified percentage must deduct a specified interest rate risk component when calculating total capital for purposes of determining whether it meets OTS risk-based capital requirements. As of December 31, 1999, the OTS did not deem it necessary for an interest-rate risk component to be deducted from capital in determining risk-based capital requirements.

The Company may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

The capital ratios discussed above, along with the Company's actual capital amounts and ratios are presented in a table within Note 16 to the Consolidated Financial Statements included in Item 8 - "Financial Statements and Supplementary Data" of this report.

                          INSURANCE OF DEPOSIT ACCOUNTS

As required by FDICIA, in 1993, the FDIC established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities, the likely amounts of any loss, and the revenue needs of the insurance fund.

Insurance of deposits may be terminated by the FDIC after notice and hearing, upon finding by the FDIC that the savings institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, rule, regulation, order or condition imposed by, or written agreement with, the FDIC. Additionally, if insurance termination proceedings are initiated against a savings institution, the FDIC temporarily may suspend insurance on new deposits received by an institution under certain circumstances. Management is not aware of any activity or condition, which could result in a termination of its deposit insurance. Deposits in Massachusetts are insured in full by the coverage provided by the Depositors Insurance Fund of Massachusetts.

                             FEDERAL RESERVE SYSTEM

The Federal Reserve Board regulations require financial institutions to maintain noninterest earning reserves against their transaction accounts (primarily NOW and regular checking accounts). Due to the required reserves needing to be maintained in the form of either vault cash, a noninterest bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

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

                               LENDING ACTIVITIES

GENERAL

At December 31, 1999, the loan portfolio, before deducting the allowance for loan losses, totaled $812.3 million, which represented 59.0% of total assets and an increase of $78.4 million over the prior year. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses."

Due to the Company's continued emphasis on higher yielding commercial and consumer loans, every major category of loans evidenced growth during 1999 with the exception of residential real estate. First Essex originates residential first mortgage loans, commercial real estate loans, construction loans, consumer loans and commercial loans. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."

The following table sets forth information concerning First Essex's loan portfolio, including mortgage loans held for sale, at the dates indicated. The balances shown in the table are net of unadvanced funds and unearned discounts and fees. Required disclosure regarding maturity distribution is shown on pages 30 and 31.

                                                                     Years Ended December 31,
                             -------------------------------------------------------------------------------------------------
                                    1999                1998                 1997              1996                1995
                             -------------------  -----------------  ------------------  -----------------  ------------------
                                                              (Dollars in Thousands)
Real Estate:
     Residential              $144,021    17.7%   $189,983    25.9%   $274,865    38.2%  $ 301,869   42.9%  $ 235,204    47.0%
     Commercial                111,272    13.7      88,774    12.1      83,077    11.6     102,718   14.6      53,504    10.7
     Construction               51,353     6.3      43,220     5.9      31,851     4.4      24,855    3.5      14,210     2.8
                             ----------  ------  ---------- -------  ----------  ------  ---------- ------  ----------  ------
Total real estate loans        306,646    37.7     321,977    43.9     389,793    54.2     429,442   61.0     302,918    60.5
                             ----------  ------  ---------- -------  ----------  ------  ---------- ------  ----------  ------

Owner occupied
  commercialreal estate         63,367     7.8      62,800     8.6      52,335     7.3      29,465    4.2          --      --

Commercial loans                98,701    12.1      89,690    12.2      67,018     9.3      63,695    9.0      66,737    13.4

Aircraft loans                 107,007    13.2      59,657     8.1      41,220     5.8      33,802    4.8      14,478     2.9

Consumer loans:
  Home Equity, Home
    Improvement &
    Second Mortgage             51,622     6.4      59,003     8.0      59,897     8.3      52,280    7.4      35,257     7.1
 Automobile                    180,075    22.2     134,613    18.4     103,551    14.4      92,175   13.1      76,590    15.3
 Other                           4,867     0.6       6,143     0.8       4,901     0.7       3,800    0.5       4,071     0.8
                             ----------  ------  ---------- -------  ----------  ------  ---------- ------  ----------  ------
Total consumer loans           236,564    29.2     199,759    27.2     168,349    23.4     148,255   21.0     115,918    23.2
                             ----------  ------  ---------- -------  ----------  ------  ---------- ------  ----------  ------
                              $812,285   100.0%   $733,883   100.0%   $718,715   100.0%  $ 704,659  100.0%  $ 500,051   100.0%
                             ==========  ======  ========== =======  ==========  ======  ========== ======  ==========  ======


RESIDENTIAL MORTGAGE LOANS

The Bank originates residential first mortgage loans in its market area. At December 31, 1999, the residential mortgage loan portfolio was $144.0 million, representing 17.7% of the loan portfolio. The Bank's residential first mortgage loan products consist of six-month, one-year, three-year, five-year and seven-year adjustable-rate mortgages and fixed-rate mortgages, having terms of 15 to 30 years.

COMMERCIAL REAL ESTATE LOANS

The Bank also holds loans secured by commercial real estate, such as manufacturing, retail, apartment and office buildings. At December 31, 1999, the commercial real estate loan portfolio had an outstanding balance of $111.3 million, representing 13.7% of the Bank's loan portfolio.

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

CONSTRUCTION LOANS

Construction loans are primarily made to developers and builders for the construction of commercial and single-family properties. Construction loans have generally been made with maturities of one year or less and a price based on the published prime rate, subject to renewal or extension by the Bank. Additionally, loans are made to qualified individuals for construction of single-family owner-occupied homes that convert to permanent mortgages upon completion of construction. At December 31, 1999, the Bank's construction loan portfolio had an outstanding balance of $51.4 million, representing 6.3% of the loan portfolio.

OWNER-OCCUPIED COMMERCIAL REAL ESTATE LOANS

Owner-occupied commercial real estate loans are extensions of credit to commercial borrowers for the construction or purchase of business space, primarily for the borrower's own use, or loans to commercial borrowers for operating purposes in which the Bank has taken real estate occupied by the borrower as collateral. In these instances, the cash flow of the borrower's business is the primary source of repayment. At December 31, 1999, this portfolio had total outstandings of $63.4 million, representing 7.8% of the Bank's loan portfolio.

COMMERCIAL LOANS

At December 31, 1999, the portfolio of commercial loans totaled $98.7 million, representing 12.1% of the loan portfolio. The Bank offers secured and unsecured demand loans, time loans, term loans, lines of credit and working capital loans, which are short term or have adjustable rates. Commercial loans are originated by the Bank's commercial lending officers who are supported by a credit, processing and documentation staff.

AIRCRAFT LOANS

The Bank also has an expanding market in commercial and consumer aircraft lending, which represented 13.2% of the loan portfolio, at December 31, 1999. At that date, commercial aircraft loans totaled $105.9 million and consumer aircraft loans totaled $1.1 million of the $107.0 million aircraft portfolio.

CONSUMER LOANS

The portfolio of consumer loans, representing 29.2% of the loan portfolio, consists of automobile loans, fully or partially secured personal loans, boat loans, second mortgage loans, home equity loans and unsecured personal loans, which totaled $236.6 million at December 31, 1999. Automobile loans include dealer indirect loans, as well as loans originated directly in retail branches. The Bank offers a variable rate home equity line of credit called "First Line Equity Credit". This product consists of a line of credit, secured by a second mortgage on residential property, with a monthly adjustable interest rate at a margin above a published prime rate.

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

RESIDENTIAL LOAN SERVICING AND SALE OF LOANS

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

At December 31, 1999, the Bank's residential loan servicing portfolio totaled $26.0 million.

                              NONPERFORMING ASSETS

GENERAL

Nonperforming assets consist of nonaccruing loans (including impaired and restructured loans) and foreclosed property. For further information regarding the impairment of loans see "Provision for Loan Losses" included in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

NONACCRUING LOANS

It is the general practice of the Bank to discontinue accrual of interest on loans for which payment of interest or principal is 90 days or more past due and such other loans where collection of interest and principal is doubtful. All previously accrued but uncollected interest is reversed against current period interest income when a loan is placed on nonaccrual status. At December 31, 1999, the Bank's nonaccruing loans totaled $3.4 million, representing a decrease of $2.1 million or 37.7% from $5.5 million at December 31, 1998. For further information regarding the Bank's nonaccruing loans, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Non-Performing Assets."

RESTRUCTURED LOANS

These are loans on which concessions have been made in light of the debtor's financial difficulty with the objective of maximizing recovery. At December 31, 1999 and 1998, the Bank had restructured loans totaling $303,000 and $447,000 respectively. Restructured loans are nonperforming assets and are included in the totals for nonaccrual loans described above. For further information regarding restructured loans, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations Nonperforming Assets."

FORECLOSED PROPERTY

Foreclosed property at December 31, 1999 totaled $447,000 compared to $575,000 at December 31, 1998.

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

                              INVESTMENT ACTIVITIES

The Company maintains an investment portfolio to provide a source of interest and dividend income and a potential source of liquidity to meet lending demand and deposit flows. At December 31, 1999, the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, stock in the Federal Home Loan Bank of Boston and stock of the Savings Bank Life Insurance Company of Massachusetts, totaled $455.2 million, or 33.1% of total assets.

Interest and dividend income on the investment portfolio generated 30.4% of total interest and dividend income for the year ended December 31, 1999. See
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Investments" for further information regarding the investment portfolio.

The Bank's investment strategy seeks to provide liquidity and realize current income while preserving principal. The Bank will generally invest only in government or corporate bonds or securities issued in the United States and will only purchase bonds which are rated A or higher at the time of purchase.

                                    DEPOSITS

The Bank offers a range of deposit accounts including regular and passbook savings, NOW, money market and demand deposit accounts. The Bank offers a number of relationship products that allow customers to combine balances in checking and savings accounts in order to avoid service and maintenance fees, and obtain free banking services. These relationship products also include discounts on installment loans and bonus rates on certificates of deposit. The Bank also offers term deposit certificates ranging from 32 days to seven years. Interest rates on these certificates vary according to the term selected. From time to time, the Bank promotes various types of accounts with the intention of changing the maturity schedule of its liabilities. See also Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operation - Deposits."

The Bank offers its retail banking customers a wide range of deposit services and the convenience of drive-up ATMs. The Bank is a member of the NYCE-TM-, EXCHANGE-TM-, TX-TM- and CIRRUS-TM- networks. These networks allow the Bank's depositors access to their accounts through ATMs at the Bank, other banks and locations nationwide and worldwide.

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

                                    EMPLOYEES

At December 31, 1999, the Bank had 312 full time equivalent employees. None of the employees of the Bank are represented by a collective bargaining group and management considers its relations with its employees to be good.

                               ITEM 2. PROPERTIES

The following table sets forth certain information relating to properties owned or used in banking activities at December 31, 1999.

                                         OWNED             LEASE             RENEWAL         TOTAL OFFICE SPACE
         FIRST ESSEX BANK              OR LEASED      EXPIRATION DATE    OPTION THROUGH        IN SQUARE FEET
         ----------------              ---------      ---------------    --------------      ------------------
Corporate Headquarters (1):
   71 Main Street                        Leased       January 31, 2005   January 31, 2015        12,859
   Andover, MA

Main Banking Office (2):
   296 Essex Street                      Owned               N/A                N/A              32,000
   Lawrence, MA

Operations Center:
   900 Chelmsford Street                 Leased           May 12, 2005       May 12, 2010        31,478
   Lowell, MA

Mortage Origination Office:
   216 Lafayette Road                    Leased       October 31, 2000   October 31, 2001           661
   North Hampton, NH

Consumer Lending Office:
   211 North Main Street                 Leased           May 31, 2001          N/A               1,260
   Andover, MA                                            May 31, 2003       May 30, 2008           800

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

   750 Main Street                       Owned               N/A                N/A               3,100
   Haverhill, MA

   555 Chickering Road                   Leased         March 31, 2002     March 31, 2012         4,549
   North Andover, MA

   211 North Main Street                 Leased         April 30, 2002     April 30, 2007         4,710
   Andover, MA

   125 Merrimack Street                  Owned               N/A                N/A               3,000
   Methuen, MA

                               ITEM 2. PROPERTIES

                                   (CONTINUED)

                                         OWNED             LEASE             RENEWAL          TOTAL OFFICE SPACE
         FIRST ESSEX BANK              OR LEASED      EXPIRATION DATE     OPTION THROUGH        IN SQUARE FEET
         ----------------              ---------      ---------------     --------------      ------------------
Branch Offices (continued):
   15 Burnham Road                      Leased          June 30, 2005        June 30, 2015          3,700
   Methuen, MA

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

   24 Orchard View Drive                Leased      November 30, 2003    November 30, 2008          3,130
   Londonderry, NH

   900 Chelmsford Street                Leased     September 30, 2001   September 30, 2006          1,400
   Lowell, MA

   20 North Broadway                     Owned              N/A                  N/A                3,800
   Salem, NH

   73 West Street                        Owned              N/A                  N/A                5,600
   Concord, NH

   161 North State Street  (5)           Owned              N/A                  N/A               22,560
   Concord, NH

   53 West Main Street                   Owned              N/A                  N/A                4,276
   Hillsborough, NH

   1 Wall Street                        Leased          June 30, 2001        June 30, 2011         21,787
   Manchester, NH


(1)  This site also serves as a branch location.

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

(5) 4,000 s/f is leased for a three year term, commencing on January 1, 2000 and terminating December 31, 2002. There is an option to renew for one additional two year term.

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

There were no matters submitted to a vote of the shareholders during the fourth quarter of 1999.

                                     PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED STOCKHOLDER MATTERS

First Essex Bancorp, Inc. common stock is traded over-the-counter on the Nasdaq National Market System under the symbol FESX.

At December 31, 1999, there were 7,591,900 shares outstanding and approximately 1,200 shareholders of record. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

The price information regarding the Company's common stock in the following table is based on high and low closing sales prices.


                                                            DIVIDEND DECLARED
                                      PRICES PER SHARE          PER SHARE
                    ------------------------------------------------------------
                                       HIGH      LOW
                          1999

                    First Quarter     $18.250  $15.062           $ .16
                    Second Quarter     17.250   14.000             .16
                    Third Quarter      16.750   14.000             .16
                    Fourth Quarter     16.875   14.160             .18

                          1998

                    First Quarter     $26.125  $20.000           $ .14
                    Second Quarter     25.250   21.250             .14
                    Third Quarter      23.984   15.000             .14
                    Fourth Quarter     18.875   13.750             .16
                    ------------------------------------------------------------

The only funds available to the Company for the payment of dividends are cash and cash equivalents held at the holding company level, dividends from the Bank and borrowings. In addition, bank regulatory authorities generally restrict the amounts available for the payment of dividends by the Bank to the Company to the net profit of the Bank for that year, see Item 1 - "Business - Regulation Limitation on Capital Distributions". The Federal Reserve Act also restricts the Bank in lending or advancing funds to the Company unless such loans are collateralized by specific obligations, and limits collateralized loans to 10% of the Bank's capital stock and surplus.

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

The payment of dividends by the Bank could carry significant adverse tax consequences. To the extent that distributions by the Bank to the holding company exceed the Bank's current and accumulated earnings and profits (as computed for federal income tax purposes for taxable years beginning after December 31, 1951), those distributions would be treated for tax purposes as first being made out of the Bank's bad debt reserve. In that case, the Bank would have federal taxable income equal to approximately one and one-half times the amount of the actual shareholder distribution that is treated as made out of the Bank's bad debt reserves.

                         ITEM 6. SELECTED FINANCIAL DATA

                                                                          AT DECEMBER 31,
                                       ------------------------------------------------------------------------------------
                                           1999             1998              1997              1996             1995
                                       --------------  ---------------    --------------   ---------------   --------------
                                                                      (DOLLARS IN THOUSANDS)
Balance Sheet Data:
  Total assets                            $1,377,318      $ 1,248,014       $ 1,197,459       $ 1,067,175        $ 808,792
  Loans receivable, net                      800,946          722,622           708,145           694,121          493,499
  Investment securities (1)                  455,220          367,019           416,021           315,749          275,900
  Foreclosed property                            447              575               891             1,880            1,756
  Deposits                                 1,002,761          934,695           744,322           690,953          491,469
  Borrowed funds                             268,962          201,499           343,557           274,958          245,569
  Stockholders' equity                        91,578           97,082            91,065            83,141           60,172

                                                                     YEARS ENDED DECEMBER 31,
                                       ------------------------------------------------------------------------------------
                                           1999             1998              1997              1996             1995
                                       --------------  ---------------    --------------   ---------------   --------------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
OPERATING DATA:
  Interest and
    dividend income                       $ 96,742         $ 93,460          $ 90,078          $ 63,545         $ 60,914
  Interest expense                          50,183           52,512            52,377            37,317           37,081
                                       --------------  ---------------    --------------   ---------------   --------------
  Net interest income                       46,559           40,948            37,701            26,228           23,833
  Provision for loan losses                  2,400            1,440             2,040             1,415              770
  Net gain (loss) on sales
    of securities                               54            1,344               439               497              (13)
  Net gain on sales of mortgage loans
    and mortgage servicing rights            1,208            1,338             1,628             1,352            1,431
  Other income                               4,833            4,183             3,021             2,416            2,290
  Noninterest expenses                      30,071           28,178            24,364            19,925           19,244
  Income tax
    expense (benefit)                        7,491            7,130             6,672                40               75
                                       --------------  ---------------    --------------   ---------------   --------------
Net income                                $ 12,692         $ 11,065           $ 9,713           $ 9,113          $ 7,452
                                       ==============  ===============    ==============   ===============   ==============
PER SHARE DATA:
  Earnings per share - basic                 $1.67            $1.46             $1.30             $1.51            $1.24
  Earnings per share - diluted                1.63             1.41              1.25              1.47             1.22
  Dividends declared                          0.66             0.58              0.50              0.48             0.40
  Book value at
    end of period                            12.06            12.75             12.08             11.20             9.99

SELECTED FINANCIAL RATIOS:
  Return on average assets                    0.96%            0.90%             0.80%             1.08%            0.91%
  Return on average equity                   13.16            11.73             10.54             14.37            12.79
  Average equity as a
    percentage of average assets              7.29             7.63              7.32              7.54             7.09
  Weighted average interest
    rate spread                               3.24             2.84              2.77              2.72             2.56
  Net yield on average
    earning assets                            3.71             3.44              3.31              3.22             2.99

(1) Investment securities include short term investments, U.S. government and agency obligations, mortgage-backed securities, other bonds and obligations, stock in the Federal Home Loan Bank of Boston and stock in the Savings Bank Life Insurance Company.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

GENERAL

The results of operations of the Company consist primarily of the results of operations of the Bank, which is the Company's sole subsidiary. Net income for the year ended December 31, 1999 totaled $12.7 million (or $1.63 per diluted share) compared to $11.1 million (or $1.41 per diluted share) for the same period in 1998, an increase of 14.7% or $1.6 million. The improvement was primarily due to the increase in the net yield on average earnings assets, partially offset by higher provisions for loan losses, lower noninterest income and increases in noninterest expenses.

ANALYSIS OF AVERAGE YIELDS EARNED AND RATES PAID

The following table presents an analysis of average yields earned and rates paid for the years indicated:

                                                                        YEARS ENDED DECEMBER 31,

                                                   1999                                   1998                              1997
                                 ------------------------------------   -------------------------------   ------------------------
                                                      INTEREST   AVERAGE           INTEREST  AVERAGE            INTEREST   AVERAGE
                                            AVERAGE   EARNED/    YIELD/   AVERAGE  EARNED/    YIELD/   AVERAGE  EARNED/    YIELD/
                                            BALANCE    PAID      RATE     BALANCE    PAID      RATE    BALANCE   PAID       RATE
                                            --------  -------     ----   --------  -------     ----   --------  -------     ----
                                                                              (DOLLARS IN THOUSANDS)
Assets
Earning assets:
Short-term investments                  $   17,043  $    807    4.74%  $   42,580  $ 2,318     5.45%  $    9,826  $   585    5.95%
Investment securities                      455,589    28,607    6.28      390,182   25,054     6.42      405,639   26,418    6.51
Other earning assets                        17,436     1,051    6.03       17,336    1,043     6.02        7,333      517    7.05
Total loans (1)                            764,400    66,277    8.67      739,091   65,045     8.80      715,772   62,558    8.74
                                        ----------  --------           ----------  -------            ----------  -------
Total earning assets                     1,254,468    96,742    7.71    1,189,189   93,460     7.86    1,138,570   90,078    7.91
                                        ----------  --------           ----------  -------            ----------  -------
Allowance for loan losses                  (11,293)                       (11,037)                       (10,197)
                                        ----------                     ----------                     ----------
Total earning assets less allowance
  for loan losses                        1,243,175                      1,178,152                      1,128,373
Other assets                                80,041                         57,071                         57,841
                                        ----------                     ----------                     ----------
Total Assets                            $1,323,216                     $1,235,223                     $1,186,214
                                        ==========                     ==========                     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  NOW accounts                            $ 51,910       450    0.87     $ 44,048      518     1.18   $   40,806      527    1.29
  Money market accounts                     94,593     2,990    3.16       66,263    2,200     3.32       73,571    1,698    2.31
  Savings accounts                         240,141     7,854    3.27      196,343    7,037     3.58      123,204    4,134    3.36
  Time deposits                            473,237    24,433    5.16      450,104   25,602     5.69      422,978   24,870    5.88
                                        ----------  --------           ----------  -------            ----------  -------
Total interest bearing
  deposits                                 859,881    35,727    4.15      756,758   35,357     4.67      660,559   31,229    4.73
Borrowed funds                             263,224    14,456    5.49      289,229   17,155     5.93      359,390   21,148    5.88
                                        ----------  --------           ----------  -------            ----------  -------
Total interest bearing deposits
  and borrowed funds                      1,123,10   550,183    4.47    1,045,987   52,512     5.02    1,019,949   52,377    5.14
                                                    --------                       -------                        -------
Demand deposits                             93,679                         77,467                        62,220
Other liabilities                            9,971                         17,473                        17,204
                                        ----------                     ----------                     ----------
  Total liabilities                      1,226,755                      1,140,927                     1,099,373

Stockholders' equity                        96,461                         94,296                        86,841
                                        ----------                     ----------                     ----------
Total liabilities and
  stockholders' equity                  $1,323,216                     $1,235,223                     $1,186,214
                                        ==========                     ==========                     ==========
Net interest income                                 $ 46,559                       $40,948                       $37,701
                                                    ========                       =======                       =======
Weighted average rate spread                                    3.24%                          2.84%                        2.77%
                                                                ----                           ----                         ----
Net yield on earning assets (2)                                 3.71%                          3.44%                        3.31%
                                                                ----                           ----                         ----

(1)  Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for loan losses divided by average interest earnings assets.

RATE/VOLUME ANALYSIS

The following table presents, for the periods indicated, the changes in interest and dividend income and the changes in interest expense attributable to changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities. The change attributable to both volume and rate has been allocated proportionally to the two categories.

                                                                 YEARS ENDED DECEMBER 31,

                                                1999 COMPARED TO 1998          1998 COMPARED TO 1997
                                                 INCREASE (DECREASE)            INCREASE (DECREASE)
                                                        DUE TO                       DUE TO
                                           -----------------------------  -------------------------------
                                            VOLUME      RATE     TOTAL    VOLUME      RATE       TOTAL
                                           ---------- --------- --------  --------   --------  ----------
                                                                (DOLLARS IN THOUSANDS)
Interest and dividend income:
  Loans before the allowance for
    loan losses                              $ 2,204    $ (972) $ 1,232   $ 2,038      $ 449     $ 2,487
  Investment securities                        4,118      (565)   3,553    (1,007)      (357)     (1,364)
  Other earning assets                             6         2        8       705       (179)        526
  Federal funds sold and short-term
    investments                               (1,241)     (270)  (1,511)    1,788        (55)      1,733
                                           ---------- --------- --------  --------   --------  ----------
Total interest and dividend income             5,087    (1,805)   3,282     3,524       (142)      3,382
                                           ---------- --------- --------  --------   --------  ----------
Interest expense:
  Savings deposits                             2,386      (847)   1,539     2,457        449       2,906
  Time deposits                                1,272    (2,441)  (1,169)    1,162         60       1,222
  Borrowed funds                              (1,480)   (1,219)  (2,699)   (4,125)       132      (3,993)
                                           ---------- --------- --------  --------   --------  ----------
  Total interest expense                       2,178    (4,507)  (2,329)     (506)       641         135
                                           ---------- --------- --------  --------   --------  ----------
  Net interest and dividend income           $ 2,909    $2,702  $ 5,611   $ 4,030     $ (783)    $ 3,247
                                           ========== ========= ========  ========   ========  ==========


NET INTEREST INCOME

Net interest income increased by $5.6 million to $46.6 million for the year ended December 31, 1999, representing a 13.7% increase from $40.9 million in 1998. The increase in net interest income was primarily due to the increase of 27 basis points in the net yield on average earning assets combined with the volume increases in outstanding loans and investment securities.

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

INTEREST AND DIVIDEND INCOME

Interest and dividend income increased by $3.3 million (3.5%) to $96.7 million for the year ended December 31, 1999 from $93.5 million for the year ended December 31, 1998. This increase was due to a $65.3 million or 5.5% increase in average earning assets from $1,189.2 million in 1998 to $1,254.5 million in 1999. The net yield on average earning assets rose 27 basis points from the 1998 yield of 3.44% to 3.71% in 1999 primarily due to a decrease in the cost of funds.

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

INTEREST EXPENSE

Interest expense decreased $2.3 million or 4.4% to $50.2 million for the year ended December 31, 1999 from $52.5 million in 1998. The volume increases in core deposits were more than offset by decreases in the rates paid on deposits and borrowed funds combined with the volume decreases in borrowed funds. The total weighted cost of funds decreased 55 basis points from 5.02% in 1998 to 4.47% in 1999.

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

Provisions for loan losses totaled $2.4 million, $1.4 million, and $2.0 million for the years ended December 31, 1999, 1998 and 1997, respectively. Provisions result from management's continuing internal review of the loan portfolio as well as its judgment as to the adequacy of the reserves in light of the condition of the regional real estate market and the economy generally. As a result of increased loans, there is an expectation that the Bank will continue to find it necessary to make provisions for loan losses in the future. See "Financial Condition - Non-Performing Assets."

The Bank's total allowance for loan losses was $11.3 million or 331.1% of non-accruing loans at December 31, 1999 compared to $11.3 million or 204.8% at December 31, 1998 and $10.6 million or 190.7% at December 31, 1997.

NONINTEREST INCOME

Noninterest income consists of net gains from sales of securities, net gains from sales of loans and loan servicing rights, fee and other noninterest income.

Noninterest income decreased 11.2% to $6.1 million for the year ended December 31, 1999 compared to $6.9 million in 1998. The primary reasons for this decrease are attributable to nonrecurring gains on sales of investment securities during 1998, partially offset by increased fee income for 1999. Other noninterest income for 1999 includes approximately $345,000 of income from bank owned life insurance on policies purchased during 1999.

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

NONINTEREST EXPENSES

Noninterest expenses increased by $1.9 million (6.7%) to $30.1 million for the year ended December 31, 1999 compared to $28.2 million in 1998. The majority of this increase is related to the amortization of intangible assets associated with branches acquired during the second quarter of 1998. The remaining increases in other noninterest expenses reflect costs associated with the full year of operating those additional branch locations.

Noninterest expenses increased by $3.8 million (15.7%) to $28.2 million for the year ended December 31, 1998 compared to $24.4 million in 1997. The majority of this increase relates to the acquisition of four banking offices in June 1998, and the operation, throughout the reminder of the year, of these additional banking offices.

Salaries and employee benefits increased by $1.0 million (7.9%) to $14.1 million for the year ended December 31, 1999 from $13.0 million in 1998 and $11.6 million in 1997. The increases were primarily due to the acquisition of four additional branches in June of 1998.

Amortization of intangible assets associated with the branch acquisition in 1998 and the purchase of Finest Financial Corp. in 1996 amounted to $2.6 million in 1999, $1.7 million in 1998 and $780,000 in 1997.

The remaining categories of noninterest expenses remained flat at $13.4 million for the years ended December 31, 1999 and 1998, up from $11.9 million in 1997. Included in these expenses is "Other", which totaled $4.0 million in 1999 and represents a decrease of $1.2 million or 23.5% when compared to 1998. This decrease is primarily attributable to 1998 one-time write-downs in the carrying values of certain other assets associated with bank and branch acquisitions and the conversion to new operating systems. Other totaled $3.8 million in 1997.

INCOME TAXES

The net provision for income taxes amounted to $7.5 million in 1999 compared to provisions of $7.1 million and $6.7 million recorded in 1998 and 1997, respectively. The effective tax rate in 1999 is lower when compared to 1998 and 1997 due to favorable tax rates on certain investment income.

                               FINANCIAL CONDITION

Total assets increased by $129.3 million or 10.4% to $1.4 billion at December 31, 1999 compared to $1.2 billion at December 31, 1998.

LOANS

At December 31, 1999, the loan portfolio, excluding the allowance for loan losses, and including mortgage loans held-for-sale, was $812.3 million, representing 59.0% of total assets. This is an increase of $78.4 million or 10.7% when compared to $733.9 million or 58.8% of total assets at December 31, 1998. See Item 1 - "Business - Lending Activities - General" for a table setting forth the composition of the loan portfolio of the Bank at the end of each of the past five years.

NONPERFORMING ASSETS

Nonperforming assets consist of nonaccruing and restructured loans (including impaired loans), and foreclosed property. Nonperforming assets totaled $3.9 million at December 31, 1999, compared to $6.1 million at December 31, 1998 and $6.4 million at December 31, 1997.

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

The recorded investment of restructured loans was $303,000 for the year ended December 31, 1999, $447,000 for the year ended December 31, 1998 and $905,000 for the year ended December 31, 1997.

The amount of interest that would have been earned had the nonaccrual and restructured loans performed in accordance with original terms and conditions was $164,000, $456,000 and $570,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Foreclosed property at December 31, 1999 totaled $447,000 compared to $575,000 at December 31, 1998 and consists mainly of real estate collateral from loans that were foreclosed, as well as repossessed automobiles.

At December 31, 1999, the recorded investment in loans that are considered to be impaired totaled $857,000 of which $507,000 had a related allowance for loan losses of $304,000. The remaining $350,000 of impaired loans did not require a related allowance for loan losses. The average recorded investment in impaired loans during 1999 was approximately $1.3 million.

The following table shows the composition of nonperforming assets for the five years ended December 31, 1999:

                                     1999        1998       1997        1996        1995
                                    --------    --------   --------    --------    --------
                                                     (DOLLARS IN THOUSANDS)
Nonaccruing loans:
  Real estate                        $1,422      $3,260     $3,159      $2,693      $2,559
  Other                               1,700       1,792      1,480       1,004         814
  Restructured loans                    303         447        905       1,042       1,043
                                    --------    --------   --------    --------    --------
Total nonaccruing loans               3,425       5,499      5,544       4,739       4,416

Foreclosed property                     447         575        891       1,880       1,756
                                    --------    --------   --------    --------    --------
Total nonperforming assets           $3,872      $6,074     $6,435      $6,619      $6,172
                                    ========    ========   ========    ========    ========

Percentage of nonperforming
  to total assets                      0.28%       0.49%      0.54%       0.62%       0.76%
Percentage of allowance for
  loan losses
  to nonaccruing loans                331.1%      204.8%     190.7%      222.4%      148.4%


The following table summarizes the activity of foreclosed property during the year ended December 31, 1999:

                                                                           OTHER
                              RESIDENTIAL CONSTRUCTION   COMMERCIAL     REPOSSESSED
                              REAL ESTATE REAL ESTATE    REAL ESTATE       ASSETS        TOTAL
                            ----------    ------------   ------------   ------------    ---------
                                                    (DOLLARS IN THOUSANDS)
Balance at beginning of year    $  --        $     --        $   276       $    299      $   575

  Transfer from loans              85              48             --          2,261        2,394
  Write-downs                      --              --             --             --          ---
  Sales                           (85)             --           (276)        (2,161)      (2,522)
                            ----------    ------------   ------------   ------------    ---------
Balance at end of year          $  --        $     48        $    --       $    399      $   447
                            ==========    ============   ============   ============    =========


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

The determination of the adequacy of the allowance for loan losses is based upon management's assessment of risk elements in the portfolio, factors affecting loan quality and assumptions about the economic environment in which the Company operates. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant individual problem credits. In addition, management reviews overall portfolio quality through an analysis of current levels and trends in charge-off, delinquency and nonaccruing loan data, forecasted economic conditions and the overall-banking environment. These reviews are of necessity dependent upon estimates, appraisals and judgments, which may change quickly because of changing economic conditions and the Company's perception as to how these factors may affect the financial condition of debtors.

The methodology for assessing the appropriateness of the allowance consists of a review of the following key elements:

     -    A formula allowance for the various loan portfolio classifications,

     -    A valuation allowance for loans identified as impaired, and

     -    The unallocated allowance.

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

     -    recent loss experience in particular segments of the portfolio,

     -    duration of the current business cycle,

     -    bank regulatory examination results, and

     -    findings of our internal credit examiners.

When an evaluation of these conditions signifies a change in the level of risk, the Company adjusts the formula allowance. Periodic credit reviews enable further adjustment to the allowance through the risk rating of loans and identification of loans requiring a valuation allowance. In addition, the formula model is designed to be self-correcting by taking into account recent loss experience.

The annual provision for loan losses is set based on the factors discussed above. In addition, it is management's intent to maintain the allowance at a level consistent with the Company's peers in the banking industry. The allowance to loans ratio of 1.40% at December 31, 1999 was slightly below the Company's peer group's average allowance ratio of 1.48% (1) Although the Company realized total loan growth of $78.4 million or 10.7% during 1999, there were no significant changes in loan concentrations, loan quality or loan terms during the period. Estimation methods and assumptions affecting the allowance for loan losses remained unchanged from those used in prior periods. There was no significant reallocation of the allowance for loan losses among the various segments of the portfolio.

The following table summarizes the activity in the allowance for loan losses for the five years ended December 31, 1999:

                                        1999        1998         1997        1996         1995
                                      ---------   ----------   ---------   ----------   ---------
                                                         (DOLLARS IN THOUSANDS)
Balance at beginning of year          $ 11,261     $ 10,570    $ 10,538     $  6,552    $  7,237
Acquired allowance - Finest                 --           --          --        4,080          --
Acquired allowance - branch
  acquisition                               --          765          --           --          --
Provision for loan losses                2,400        1,440       2,040        1,415         770

Charge-offs:
    Mortgage                              (396)        (709)     (1,212)      (1,148)     (1,448)
    Construction                           (10)          --          --           (1)        (96)
    Owner-occupied commercial
      real estate                           --           --          --           --          --
    Commercial                            (607)        (726)         (2)        (157)       (230)
    Consumer                            (2,221)      (2,111)     (1,612)      (1,029)       (711)
                                      ---------   ----------   ---------   ----------   ---------
  Total charge-offs                     (3,234)      (3,546)     (2,826)      (2,335)     (2,485)
                                      ---------   ----------   ---------   ----------   ---------

Recoveries:
    Mortgage                               604        1,288         575          277         234
    Construction                             4           12          14            6         279
    Owner-occupied commercial
      real estate                           --           --          --           --          --
    Commercial                              84          578          85          461         431
    Consumer                               220          154         144           82          86
                                      ---------   ----------   ---------   ----------   ---------
  Total recoveries                         912        2,032         818          826       1,030
                                      ---------   ----------   ---------   ----------   ---------
Net Charge-offs                         (2,322)      (1,514)     (2,008)      (1,509)     (1,455)
                                      ---------   ----------   ---------   ----------   ---------
Balance at end of year                $ 11,339     $ 11,261    $ 10,570     $ 10,538    $  6,552
                                      =========   ==========   =========   ==========   =========
Total loans at end of year            $812,285     $733,883    $718,715     $704,659    $500,051
Average loans for the year             764,400      739,091     715,772      538,758     473,069
Allowance to loans ratio                  1.40%        1.53%       1.47%        1.50%       1.31%
Net Charge-offs to average
  loans ratio                             0.30%        0.20%       0.28%        0.28%       0.30%

------------------------
(1) Based on the most recently available peer group date as of September 30, 1999.

INVESTMENTS

At December 31, 1999, the Company's investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank ("FHLB") stock and Savings Bank Life Insurance Company of Massachusetts stock, totaled $461.1 million or 33.5% of assets, compared to $367.4 million or 29.4% of assets at December 31, 1998. The portfolio included U.S. government and agency obligations having a book value of $114.0 million and mortgage-backed securities with a value of $310.0 million. Interest and dividend income on the Company's investment portfolio, which amounted to $29.4 million, generated 30.4% of total interest and dividend income for the year ended December 31, 1999.

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

The following table sets forth the composition of the investment portfolio for the years indicated:


                                                       1999             1998                1997
                                                   -------------    -------------       -------------
                                                                         (Dollars in thousands)
Short-term investments:
Interest bearing deposits                             $     134        $     107           $     122
Federal funds sold                                        5,775              281               4,000
                                                   -------------    -------------       -------------
Total short-term investments                              5,909              388               4,122
                                                   -------------    -------------       -------------
Investment securities held-to-maturity:
U.S. government & agency obligations                       ---              ---               54,421
Mortgage backed securities                                 ---              ---              109,661
Other bonds and obligations                                ---              ---               14,917
                                                   -------------    -------------       -------------
Total investment securities held-to-maturity               ---              ---              178,999
                                                   -------------    -------------       -------------
Investment securities available-for-sale:
U.S. government & agency obligations                    113,981          100,122              67,960
Mortgage-backed securities                              310,003          244,083             121,977
Other bonds and obligations                              10,057            1,635              21,966
                                                   -------------    -------------       -------------
Total investment securities available for sale          434,041          345,840             211,903
                                                   -------------    -------------       -------------

Stock in Federal Home Loan Bank of Boston                19,985           19,985              19,803
Stock in Savings Bank Life Insurance Company              1,194            1,194               1,194
                                                   -------------    -------------       -------------

                                                      $ 461,129        $ 367,407           $ 416,021
                                                   =============    =============       =============

Percent of total assets                                   33.5%            29.4%               34.7%



For further information regarding the Company's investment portfolio, including information regarding amortized cost and fair value as of December 31, 1999, see notes 1, 4 and 21 to the Company's consolidated financial statements included in response to Item 8 hereof.

Set forth below is a breakdown of yields and contractual maturities for the amortized cost of indicated investment securities at December 31, 1999:


                                U.S.             Other
                             government          bonds          Mortgage-
                             and agency           and            backed
                             obligations      obligations      securities          Total
                            --------------   --------------   --------------   --------------
                                                        (Dollars in thousands)
Due in 1 year or less:
           Amount           $     5,026      $      422      $    34,756      $    40,204
           Yield                   4.67%           6.85%            6.11%            5.94%

Due from 1 to 2 years:
           Amount                10,004             349           23,183           33,536
           Yield                   5.88%           7.29%            6.21%            6.12%

Due from 2 to 3 years:
           Amount                 5,032              --           24,442           29,474
           Yield                   6.39%             --             6.21%            6.24%

Due from 3 to 5 years:
           Amount                10,061             645           55,165           65,871
           Yield                   6.27%           5.15%            6.25%            6.24%

Due from 5 to 10 years:
           Amount                86,941           6,729          115,531          209,201
           Yield                   6.63%           3.97%            6.32%            6.37%

Due after 10 years:
           Amount                   556           2,638           71,640           74,834
           Yield                   5.96%           4.32%            6.51%            6.43%
                            -----------      ----------      -----------      -----------
Total:
           Amount           $   117,620      $   10,783      $   324,717      $   453,120
           Yield                   6.44%           4.35%            6.32%            6.30%


DEPOSITS

Deposits have historically been the Bank's primary source of funds for lending and investment activities. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition. At December 31, 1999 the Bank had total deposits of $1,002.8 million, representing a net increase of $68.1 million compared to $934.7 million at December 31, 1998.

While deposit flows are unpredictable by nature, the Bank attempts to manage its deposits through selective pricing. Due to the uncertainty of market conditions, it is not possible for the Bank to predict how aggressively it will compete for deposits in the future or the likely effect of any such decision on deposit levels, interest expense and net interest income.

The following table sets forth the composition of average deposits and rates for the years indicated:


                                      1999                              1998                                1997
                                  -------------------------------   --------------------------------    ----------------------------
                                                     Weighted                           Weighted                           Weighted
                                                     Average                            Average                             Average
                                                     Interest                           Interest                           Interest
                                     Amount            Rate            Amount             Rate             Amount            Rate
                                  -------------   ---------------   -------------    ---------------    -------------   ------------
                                                                         (Dollars in thousands)
NOW                                  $  51,910    0.87%                $  44,048     1.18%                 $  40,806       1.29%
Money market accounts                   94,593    3.16                    66,263     3.32                     73,571       2.31
Savings and notice accounts            240,141    3.27                   196,343     3.58                    123,204       3.36
Time deposits                          473,237    5.16                   450,104     5.69                    422,978       5.88
                                  -------------                     -------------                       -------------

Total interest bearing deposits        859,881    4.15                   756,758     4.67                    660,559       4.73
                                  -------------                     -------------                       -------------

Demand deposits                         93,679                            77,467                              62,220
                                  -------------                     -------------                       -------------

                                     $ 953,560                         $ 834,225                           $ 722,779
                                  =============                     =============                       =============



At December 31, 1999, 1998 and 1997, outstanding certificates of deposits in denominations of $100,000 and over had maturities as follows:



Remaining Term to Maturity              1999                      1998                      1997
--------------------------              ----                      ----                      ----
                                            (Dollars in thousands)
Three months or less                  $    27,171                $   13,220                $   10,644
Three to six months                        29,278                     8,709                     6,673
Six to twelve months                       28,752                    36,688                    27,543
Over twelve months                         33,481                    12,494                    16,926
                                     ------------              ------------              ------------

                                      $ 118,682                  $ 71,111                  $ 61,786
                                     ============              ============              ============


BORROWED FUNDS

The primary source of the Bank's borrowings come from the Federal Home Loan Bank ("FHLB"). The Bank also utilizes short-term repurchase agreements, generally with maturities less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. Borrowings are an alternative source of funds compared to deposits and totaled $269.0 million at December 31, 1999 compared to $201.5 million and $343.6 million at December 31, 1998 and 1997, respectively. The increase in borrowings in 1999 was used to fund the growth in the investment and loan portfolios during the year. The decrease in borrowings in 1998 to 1997 reflects the years' growth in deposits and the Company's diminished need to borrow funds to support its assets.

The following table summarizes the maximum and average amounts of borrowings outstanding, the majority of which are short-term, during 1999, 1998 and 1997 together with the weighted average interest rates thereon.


                                         For the Year Ended December 31, 1999               At December 31, 1999
                                    ----------------------------------------------- -------------------------------
                                       Maximum          Average        Weighted                         Weighted
                                       Amount           Amount          Average          Amount          Average
                                     Outstanding     Outstanding     Interest Rate    Outstanding     Interest Rate
                                     -----------     -----------     -------------    -----------     -------------
                                                                  (Dollars in thousands)
FHLB Borrowings                         $ 265,337        $ 234,843            5.67 %     $ 238,677             5.82 %
Repurchase Agreements                      32,114           28,381            4.06          30,285             4.35



                                         For the Year Ended December 31, 1998               At December 31, 1998
                                    ----------------------------------------------- -------------------------------
                                       Maximum          Average        Weighted                         Weighted
                                       Amount           Amount          Average          Amount          Average
                                     Outstanding     Outstanding     Interest Rate    Outstanding     Interest Rate
                                     -----------     -----------     -------------    -----------     -------------
                                                                  (Dollars in thousands)
FHLB Borrowings                         $ 411,605        $ 261,662            6.07 %     $ 161,582             5.93 %
Repurchase Agreements                      49,495           27,567            4.65          39,917             4.04




                                         For the Year Ended December 31, 1997               At December 31, 1997
                                    ----------------------------------------------- -------------------------------
                                       Maximum          Average        Weighted                         Weighted
                                       Amount           Amount          Average          Amount          Average
                                     Outstanding     Outstanding     Interest Rate    Outstanding     Interest Rate
                                     -----------     -----------     -------------    -----------     -------------
                                                                  (Dollars in thousands)
FHLB Borrowings                         $ 394,184        $ 342,975            5.94 %     $ 319,744             5.98 %
Repurchase Agreements                      27,708           16,415            4.75          23,813             4.90


                                    YEAR 2000

The following constitutes the Company's Year 2000 Readiness disclosure under the Year 2000 Information and Readiness Disclosure Act. The potential problem with the Year 2000 concerned the inability of information systems, primarily software programs, to properly recognize and process date sensitive information for the year 2000 and beyond.

The Company took numerous remedial steps over the past several years to prepare for the change of century. These steps included: forming a bank-wide project team to address and resolve Y2K issues; and forming a Year 2000 Compliance Oversight Committee of the Board of Directors to oversee the activities of management and others in dealing with Y2K issues; replacing or upgrading non-compliant hardware and software; working with third party service bureaus and other vendors to ensure that the Company's mission critical information systems were Y2K compliant; and establishing contingency plans in the event that an unforeseen problem were to arise.

Subsequent to December 31, 1999, the Company has not experienced any material Year 2000 transition issues. However there can be no assurance that a material vendor will not experience a Year 2000 transition issue, or that such transition issue will not have a material negative impact on the Company's consolidated financial position, results of operations or cash flows.

The following table details the aggregate expenditures (period and capital) incurred to date by the Company, to bring the Y2K project to closure. Period expenditures were expensed in the period incurred. Capital expenditures were capitalized and amortized over the estimated useful life of the item. All capital expenditures reflect hardware and software upgrades that were either previously planned or would have occurred in the normal course, and not as a direct result of Y2K remediation efforts.


                            ----------------------- ------------------
                                 DESCRIPTION              TOTAL
                                                      EXPENDITURES
                            ----------------------- ------------------
                            PERIOD EXPENDITURES:        ($000'S)
                            Management and staff          $300
                            salaries and Board
                            fees
                            ----------------------- ------------------
                            Y2K consulting fees           $140
                            ----------------------- ------------------
                            Third party vendor            $ 60
                            expense and system
                            testing
                            ----------------------- ------------------
                            CAPITAL EXPENDITURES:
                            Replacement of                $600
                            non-compliant systems
                            ----------------------- ------------------


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

In order to achieve a better repricing balance between its assets and liabilities, the Bank continued to originate and hold in portfolio adjustable rate residential mortgage loans. The Bank generally writes substantially all newly originated fixed rate residential loans to meet the requirements for sale in the secondary market. During 1999, the Bank sold $62.6 million of residential loans. As a result of this strategy residential loans decreased by $46.0 million during the year.

The Bank's commercial real estate, construction, consumer and commercial business lending programs also provide opportunities to better match the interest rate sensitivity of its loan portfolio and liabilities due to the adjustable rate or short term characteristics of these types of loans. These types of loans increased by $124.4 million during the year. Total loans increased by $78.4 million during the year.

During 1999, investments increased by $88.2 million. This was a result of management's planned strategy to grow the investment portfolio. These investments were funded by the increase in deposits and Federal Home Loan Bank borrowings. Total Federal Home Loan Bank borrowings increased by $77.1 million during the year.

Deposits increased by $68.1 million in 1999. The Bank maintains an aggressive marketing campaign for savings and time deposit products, which resulted in a significant increase in the balances of these products during 1999.

It is management's opinion that interest rates will continue to exhibit volatility. With this in mind, the Bank will continue to follow a strategy that seeks to achieve a balance in the repricing characteristics of its assets and liabilities and provide adequate earnings in a variety of interest rate environments.

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

The simulation model captures the impact of changing interest rates on the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company's NII sensitivity analysis as of December 31, 1999.


                         ---------------------------- --------------------------
                                 RATE CHANGE          ESTIMATED NII SENSITIVITY
                         ---------------------------- --------------------------
                                  + 200 bp                     (4.49%)
                                  - 200 bp                      3.99%
                         ---------------------------- --------------------------


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

The following table sets forth the maturity and repricing information relating to interest sensitive assets and liabilities at December 31, 1999. Fixed-rate investment securities, fixed rate mortgage-backed investments, fixed rate loans, loans held for sale, short-term investments, and other earning assets are shown in the table in the time period corresponding to computed principal amortization based on their respective contractual maturity. Adjustable rate investment securities, adjustable rate mortgage-backed investments, and adjustable rate loans are allocated to the period in which the rates are next adjusted. The table reflects an "expected" prepayment assumption on residential loans and mortgage-backed investments. Certificates of deposit and borrowed funds are shown in the table in the time period based on their respective contractual maturity. Money market deposit accounts and anniversary savings accounts are not subject to contractual interest rate adjustments, however, these products are generally more interest rate sensitive and are assumed to reprice within the 1-180 day time period. Regular savings and NOW accounts ("other deposits") are assumed to reprice within the 5 years + period. These deposit products are not subject to contractual interest rate adjustments either, however, the Bank believes that these deposits are less interest rate sensitive over long periods of time.


                                                                         December 31, 1999
                                      ---------------------------------------------------------------------------------------------
                                           1-180           181-365            1-3             3-5             5+
                                            Days            Days             Years            Years           Years          Total
                                      -------------    ------------    -------------    -------------   ------------   ------------
                                                                                (Dollars in thousands)
Interest-earning assets:
   Short-term  investments             $    5,909      $       --      $       --      $       --      $       --    $    5,909
   Investment securities                   16,684           5,407          15,323          15,637          92,166       145,217
   Mortgage-backed securities              35,939          31,038          37,958          45,029         160,039       310,003
   Loans held for sale                      3,054              --              --              --              --         3,054
   Loans in process                            --              --              --              --              --            --
   Fixed rate loans                        42,707          38,225         144,679         101,182         137,010       463,803
   Adjustable rate loans                  173,720          55,941          51,144          43,999           9,284       334,088
   Other earning assets                        --              --              --              --          17,491        17,491
                                       ----------      ----------      ----------      ----------      ----------    ----------

   Total rate sensitive assets            278,013         130,611         249,104         205,847         415,990     1,279,565
                                       ----------      ----------      ----------      ----------      ----------    ----------

Interest-bearing liabilities:

   Money market deposit accounts           95,680              --              --              --              --        95,680
   Certificates of deposit                220,642         130,989         135,188           4,189             639       491,647
   Other deposits                         182,232              --              --              --         136,347       318,579
   Borrowed funds                         240,785           1,872          23,185              --           3,120       268,962
                                       ----------      ----------      ----------      ----------      ----------    ----------

   Total rate sensitive liabilities       739,339         132,861         158,373           4,189         140,106     1,174,868
                                       ----------      ----------      ----------      ----------      ----------    ----------
Excess (deficiency) of
   interest sensitive assets
   over interest sensitive
   liabilities                         $ (461,326)     $   (2,250)     $   90,731      $  201,658      $  275,884    $  104,697
                                       ==========      ==========      ==========      ==========      ==========    ==========
Cumulative excess
   (deficiency) of interest
   sensitive assets over
   interest sensitive
   liabilities                         $ (461,326)     $ (463,576)     $ (372,845)     $ (171,187)     $  104,697
                                       ==========      ==========      ==========      ==========      ==========
Cumulative excess
   (deficiency)
   percentage of
   total assets                            (33.49)%        (33.66)%        (27.07)%        (12.43)%      7.60%


The following table reflects the scheduled maturities of selected loans at December 31, 1999:



                                                                          One
                                                           One          Through          Over
                                                          Year            Five           Five
                                                         or Less         Years           Years           Total
                                                       ------------   -------------  --------------   -------------
                                                                   (Dollars in thousands)
     Construction loans                                   $ 25,146        $ 15,150        $ 11,057       $  51,353
     Owner-occupied commercial real estate                   4,220          17,075          42,072          63,367
     Commercial loans                                       21,110          59,580          18,011          98,701
                                                       ------------   -------------  --------------   -------------

            Total                                         $ 50,476        $ 91,805        $ 71,140       $ 213,421
                                                       ============   =============  ==============   =============


A summary of the above categories of loans due after one year as to the rate variability follows (dollars in thousands):



With predetermined rates                               $  29,428
With floating or adjustable rates                        133,517
                                                    -------------

Total maturing or repricing after one year             $ 162,945
                                                    =============



                         LIQUIDITY AND CAPITAL RESOURCES

The Bank's principal sources of liquidity are customer deposits, borrowings from the FHLB, repurchase agreements, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities and prepayments of various investments and loan sales.

Management believes it is prudent to maintain an investment portfolio that not only provides a source of income, but also provides a potential source of liquidity to meet lending demand and deposit flows. The Bank adjusts the level of its liquid assets and the mix of its loans and investments based upon management's judgment as to the quality of specific investment opportunities and the relative attractiveness of their maturities and yields. At December 31, 1999, short-term investments, bonds and obligations and mortgage-backed investments totaled $455.2 million, 10.13% of which either matures or is estimated to be prepaid within one year. At December 31, 1998, short-term investments, bonds and obligations and mortgage backed investments totaled $367.4 million, 34.8% of which matured or were estimated to be prepaid within one year.

At December 31, 1999, the Bank had total outstanding borrowings of $269.0 million, 75% of which matures within one year. At year-end 1998, the Bank had outstanding borrowings of $201.5 million, 58% of which matured in one year.

At December 31, 1999, the Bank had outstanding commitments to originate loans and unused balances on existing loans totaling $114.2 million, compared to $97.6 million in 1998. Management believes the sources of liquidity previously discussed are sufficient to meet its commitments.

Net cash provided by operating activities totaled $25.8 million in 1999 compared to net cash provided of $23.8 million in 1998. Net income was $12.7 million compared to a net income of $11.1 million for the respective periods. The provision for loan losses recorded in 1999 was $2.4 million compared to $1.4 million in 1998. Net cash provided by operating activities totaled $23.8 million in 1998 compared to $10.7 million provided in 1997. Net income was $11.1 million compared to a net income of $9.7 million for the respective periods. Provisions for loan losses recorded in 1998 totaled $1.4 million compared to $2.0 million in 1997.

Net cash used in investing activities totaled $205.3 million for the year ended December 31, 1999 compared to cash provided of $142.9 million in 1998 and $145.0 million used in 1997. The 1999 decrease in net cash provided by investing activities compared to 1998 was primarily attributable to reduced proceeds from the sale of securities and increased loan originations and purchases. Also, in 1998 the Company assumed deposit liabilities, and received the resultant cash, of $65.0 million associated with the purchase of five branches. The 1998 increase in net cash when compared to 1997 was primarily attributable to the cash received in the branch acquisition, the increased sales of investment securities and the increased levels of loan repayments.

Net cash provided by financing activities totaled $130.7 million for the year ended December 31, 1999 compared to net cash used of $98.9 million in 1998 and net cash provided of $118.7 million for 1997. Net cash provided by borrowed funds totaled $67.5 million in 1999, compared to net cash used to repay borrowings of $144.5 million in 1998 and net cash provided of $68.6 million in 1997. Net cash provided by increased deposits totaled $68.1 million in 1999 compared to increases of $50.1 million in 1998 and $53.4 million in 1997. Net cash of $5.0 million, $4.2 million and $3.6 million was used to pay dividends in 1999, 1998 and 1997, respectively.

The Bank is in compliance with and exceeds Federal regulatory capital requirements. The minimum standards are (i) a total risk-based capital ratio of 8%, (ii) a Tier I risk-based capital ratio of 4% or (iii) a Tier I leverage capital ratio of 4%. As of December 31, 1999, the Bank exceeds all capital requirements.

                               IMPACT OF INFLATION

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

An important concept in understanding the effect of inflation on financial institutions is the distinction between monetary and nonmonetary items. In a stable environment, monetary items are those assets and liabilities that are or will be converted into a fixed amount of dollars regardless of changes in prices. Examples of monetary items include cash, investment securities, loans, deposits and borrowings. Nonmonetary items are those assets and liabilities that gain or lose general purchasing power as a result of the relationships between specific prices for the items and price change levels. Examples of nonmonetary items include premises and equipment and real estate in foreclosure. If real estate values decreased sharply, the deflationary impact of changing prices of real estate securing loans foreclosed upon could significantly affect a financial institution's performance. Additionally, interest rates do not necessarily move in the same direction, or in the same magnitude, as the prices of goods and services as measured by the consumer price index. In a volatile interest rate environment, liquidity and the management of the maturity structure of assets and liabilities are critical in maintaining acceptable profitability levels.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of FIRST ESSEX BANCORP, INC.:

We have audited the accompanying consolidated balance sheets of First Essex Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Essex Bancorp, Inc. and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.

                                                     ARTHUR ANDERSEN LLP


Boston, Massachusetts
January 20, 2000 (except with respect to the matters discussed in Notes 22 and 23, as to which the date is March 23, 2000)

                            FIRST ESSEX BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS



                                                                              December 31,
                                                                             1999                   1998
                                                                         -------------          -------------
                                                                                   (Dollars in thousands)
ASSETS
Cash and cash equivalents                                                 $    41,598            $    90,383
Investment securities available-for-sale (Note 4)                             434,041                345,840
Stock in Savings Bank Life Insurance Company                                    1,194                  1,194
Stock in Federal Home Loan Bank of Boston (Note 8)                             19,985                 19,985
Mortgage loans held-for-sale (Note 5)                                           3,054                  2,566
Loans receivable, less allowance for loan losses of
   $11,339 and $11,261 (Note 5)                                               797,892                720,056
Accrued interest receivable                                                     8,672                  9,170
Foreclosed property                                                               447                    575
Bank premises and equipment, net (Note 6)                                      10,692                 11,715
Intangible assets                                                              21,763                 24,394
Other assets (Note 9)                                                          37,980                 22,136
                                                                         -------------          -------------

                                                                          $ 1,377,318            $ 1,248,014
                                                                         =============          =============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits (Note 7)                                                         $ 1,002,761            $   934,695
Borrowed funds (Note 8)                                                       268,962                201,499
Mortgagors' escrow accounts                                                     1,162                    702
Other liabilities                                                              12,855                 14,036
                                                                         -------------          -------------

   Total liabilities                                                        1,285,740              1,150,932
                                                                         -------------          -------------

COMMITMENTS AND CONTINGENCIES (Note 11)

STOCKHOLDERS' EQUITY (Note 15)
Serial preferred stock $.10 par value per share; 5,000,000 shares authorized, no shares issued
Common stock $.10 par value per share; 25,000,000 shares
    authorized, 9,745,200 and 9,708,135 shares issued                             975                    971
Additional paid-in-capital                                                     77,851                 77,383
Retained earnings                                                              44,027                 36,359
Treasury stock, at cost, 2,153,300 and 2,096,500 shares                       (19,244)               (18,335)
Accumulated other comprehensive income                                        (12,031)                   704
                                                                         -------------          -------------
Total stockholders' equity                                                     91,578                 97,082
                                                                         -------------          -------------

                                                                          $ 1,377,318            $ 1,248,014
                                                                         =============          =============



The accompanying notes are an integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Years ended December 31,
                                               --------------------------------------------------------------
                                                   1999                     1998                      1997
                                               -------------           -------------            -------------
                                             (Dollars in thousands, except share and per share amounts)
Interest and dividend income:
Mortgage loans                                 $   31,892                $   36,682                $   38,820
Other loans                                        34,385                    28,363                    23,738
Investment securities available-for-sale           28,607                    18,788                    14,138
Investment securities held-to-maturity                 --                     6,266                    12,280
Other earning assets                                1,051                     1,043                       517
Short term investments                                807                     2,318                       585
                                               ----------                ----------                ----------

Total interest and dividend income                 96,742                    93,460                    90,078
                                               ----------                ----------                ----------

Interest expense:
Deposits                                           35,727                    35,357                    31,229
Borrowed funds                                     14,456                    17,155                    21,148
                                               ----------                ----------                ----------

Total interest expense                             50,183                    52,512                    52,377
                                               ----------                ----------                ----------

Net interest income                                46,559                    40,948                    37,701
Provision for loan losses (Note 5)                  2,400                     1,440                     2,040
                                               ----------                ----------                ----------

Net interest income after provision
for loan losses                                    44,159                    39,508                    35,661
                                               ----------                ----------                ----------

Noninterest income:
Net gain on sales of mortgage loans
and mortgage servicing rights                       1,208                     1,338                     1,628
Net gain on sales of investment securities             54                     1,344                       439
Loan fees                                             757                       693                       561
Other fee income                                    3,716                     2,999                     2,460
Other                                                 360                       491                        --
                                               ----------                ----------                ----------

Total noninterest income                            6,095                     6,865                     5,088
                                               ----------                ----------                ----------

Noninterest expense:
Salaries and employee benefits                     14,061                    13,036                    11,618
Buildings and equipment                             4,586                     4,193                     4,124
Professional services                               1,518                     1,103                     1,488
Information processing                              2,470                     2,296                     1,654
Insurance                                             333                       264                       324
Expenses, gains and losses on,
and write-downs of, foreclosed property               486                       350                       609
Amortization of intangible assets                   2,631                     1,724                       780
Other                                               3,986                     5,212                     3,767
                                               ----------                ----------                ----------

Total noninterest expense                          30,071                    28,178                    24,364
                                               ----------                ----------                ----------

Income before provision for income taxes           20,183                    18,195                    16,385

Provision for income taxes (Note 9)                 7,491                     7,130                     6,672
                                               ----------                ----------                ----------

Net income                                     $   12,692                $   11,065                $    9,713
                                               ==========                ==========                ==========

Earnings per share - basic                     $     1.67                $     1.46                $     1.30
                                               ==========                ==========                ==========
Earnings per share - diluted                   $     1.63                $     1.41                $     1.25
                                               ==========                ==========                ==========

Weighted average number of shares - basic       7,616,547                 7,563,859                 7,497,944
                                               ==========                ==========                ==========
Weighted average number of shares - diluted     7,790,822                 7,840,213                 7,795,405
                                               ==========                ==========                ==========



The accompanying notes are an integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                           Years ended December 31, 1999, 1998 and 1997
                                       ------------------------------------------------------------------------------------
                                                                                                       Accumulated
                                                                  Additional                             Other
                                        Comprehensive   Common     Paid in      Retained   Treasury   Comprehensive
                                           Income       Stock      Capital      Earnings     Stock      Income        Total
                                       ------------------------------------------------------------------------------------
                                                                      (Dollars in thousands)
Balance at December 31, 1996                                $ 941     $ 74,408   $ 23,727  $ (15,842)    $ (93)     $ 83,141
Comprehensive income:
Net income                                    $  9,713       ----         ----      9,713       ----      ----         9,713
Other comprehensive income:
 Unrealized securities gains,
 net of $907 of tax expense,
arising during the period                        1,320
Less: reclassifcation adjustment
for security gains included in
net income, net of $179 tax expense                260
                                       ----------------
Total other comprehensive income                 1,060       ----         ----       ----       ----     1,060         1,060
                                       ----------------
Total comprehensive income                    $ 10,773
                                       ================
Cash dividends declared                                      ----         ----     (3,755)      ----      ----        (3,755)
Stock options exercised                                        11          895       ----       ----      ----           906
                                                            ------------------------------------------- ---------------------
Balance at December 31,1997                                 $ 952     $ 75,303   $ 29,685  $ (15,842)    $ 967      $ 91,065

Compehensive income:
Net income                                    $ 11,065       ----         ----     11,065       ----      ----        11,065
Other comprehensive income:
Unrealized securities gains,
net of $357 tax expense,
arising during the period                          554
Less: reclassifcation adjustment
for security gains included in
net income, net of $527 tax expense                817
                                       ----------------
Total other comprehensive income                  (263)      ----         ----       ----       ----      (263)         (263)
                                       ----------------
Total comprehensive income                    $ 10,802
                                       ================
Cash dividends declared                                      ----         ----     (4,391)      ----      ----        (4,391)
Common stock repurchases                                     ----         ----       ----                 ----        (2,493)
Stock options exercised                                        19        2,080       ----     (2,493)     ----         2,099
                                                            -----------------------------------------------------------------
Balance at December 31, 1998                                $ 971     $ 77,383   $ 36,359  $ (18,335)    $ 704      $ 97,082
                                                            =================================================================



The accompanying notes are an integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (CONTINUED)


                                                   Years ended December 31, 1999, 1998 and 1997
                                     ----------------------------------------------------------------------------------------------
                                                                                                            Accumulated
                                                                 Additional                                    Other
                                      Comprehensive     Common     Paid in      Retained       Treasury    Comprehensive
                                        Income          Stock      Capital      Earnings        Stock          Income      Total
                                     ----------------------------------------------------------------------------------------------
                                                                    (Dollars in thousands)
Balance at December 31, 1998                            $ 971     $ 77,383        $ 36,359     $ (18,335)         $ 704    $ 97,082
Compehensive income:
Net income                              $ 12,692         ----         ----          12,692          ----           ----      12,692
Other comprehensive income:
Unrealized securities losses,
 net of $7,496 tax benefit,
arising during the period                (12,701)
Less: reclassifcation adjustment
for security gains included in
net income, net of $20 tax expense           (34)
                                      ----------
Total other comprehensive loss           (12,735)        ----         ----            ----         ----         (12,735)   (12,735)
                                      ----------
Total comprehensive loss                   $ (43)
                                      ==========
Cash dividends declared                                  ----         ----          (5,024)        ----            ----     (5,024)
Common stock repurchases                                 ----         ----            ----         (909)           ----       (909)
Stock options exercised                                     4          468            ----         ----            ----        472
                                                       ------     ---------       ---------    ---------      ---------   ---------
Balance at December 31, 1999                            $ 975     $ 77,851         $ 44,027    $ (19,244)     $ (12,031)   $ 91,578
                                                       ======     =========       =========    =========      =========   =========





The accompanying notes are an integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                Year ended December 31,
                                                                                         1999          1998         1997
                                                                                       ----------   -----------   ----------
                                                                                               (Dollars in thousands)
Cash flows from operating activities:
  Net income                                                                          $  12,692     $  11,065     $   9,713
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                               2,400         1,440         2,040
  Provision for depreciation and amortization                                             2,082         1,963         1,900
  Gain on sale of foreclosed property                                                       (90)         (373)         (502)
  Write-down of foreclosed property                                                          --            16            35
  Amortization of investment securities discounts and premiums, net                         871         1,192           511
  Amortization of intangible assets                                                       2,631         1,724           780
  Provision for deferred (prepaid) income taxes                                          (1,571)          (88)        2,294
  Proceeds from sales of mortgage loans and mortgage servicing rights                    63,820       111,618        96,821
  Mortgage loans originated for sale                                                    (63,100)     (101,039)      (98,085)
  Realized gains on sales of investment securities                                          (54)       (1,344)         (439)
  Realized gains on sales of mortgage loans and mortgage servicing rights, net           (1,208)       (1,338)       (1,628)
  Increase (decrease) in accrued interest receivable                                        498        (1,086)       (2,114)
  Decrease (increase) in other assets                                                      (844)        4,545        (1,559)
  Increase (decrease) in other liabilities                                                7,691        (4,453)          947
                                                                                      ---------     ---------     ---------
     Net cash provided by operating activities                                           25,818        23,842        10,714
                                                                                      ---------     ---------     ---------
Cash flows from investing activities:
   Acquisition of branch assets and assumed deposit liabilities,
     net of cash acquired                                                                    --        65,033            --
  Proceeds from sales of available-for-sale securities                                   20,006       209,926        71,043
  Proceeds from maturities and principal payments of available-for-sale securities       77,529        70,002        38,547
  Proceeds from maturities and principal payments of held-to-maturity securities             --        36,771        21,071
  Purchases of available-for-sale securities                                           (206,750)     (251,087)     (145,407)
  Purchases of held-to-maturity securities                                                   --       (21,892)      (96,125)
  Purchases of Federal Home Loan Bank stock                                                  --          (182)       (4,286)
  Purchase of a Federal Home Loan Bank certificate of deposit                                --            --       (17,244)
  Loans originated and purchased, net of principal collected                            (82,630)       31,411       (16,651)
  Purchase of bank owned life insurance                                                 (15,000)           --            --
  Proceeds from sales of foreclosed property                                              2,612         3,795         4,910
  Purchases of bank premises and equipment                                               (1,059)         (911)         (836)
                                                                                      ---------     ---------     ---------

     Net cash provided by (used in) investing activities                               (205,292)      142,866      (144,978)
                                                                                      ---------     ---------     ---------

Cash flows from financing activities:
  Net increase in demand deposits, NOW accts and savings accounts                        41,202        70,097        56,579
  Net increase (decrease) in term deposits                                               26,864       (20,023)       (3,210)
  Net decrease in borrowed funds with maturities of three months or less                (12,132)      (73,298)      (49,869)
  Proceeds from borrowed funds with maturities in excess of three months                159,195       158,000       159,000
  Repayments of borrowed funds with maturities in excess of three months                (79,600)     (229,162)      (40,532)
  Increase (decrease) in mortgagors' escrow accounts                                        460           141          (555)
  Dividends paid                                                                         (4,863)       (4,228)       (3,591)
  Stock options exercised                                                                   472         2,099           906
  Common stock repurchases                                                                 (909)       (2,493)           --
                                                                                      ---------     ---------     ---------

     Net cash provided by (used in) financing activities                                130,689       (98,867)      118,728
                                                                                      ---------     ---------     ---------

     Net increase (decrease) in cash and cash equivalents                               (48,785)       67,841       (15,536)

Cash and cash equivalents at beginning of the year                                       90,383        22,542        38,078
                                                                                      ---------     ---------     ---------

Cash and cash equivalents at end of the year                                          $  41,598     $  90,383     $  22,542
                                                                                      =========     =========     =========



The accompanying notes are an integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (CONTINUED)


                                                                                  Year ended December 31,
                                                                           ---------------------------------
                                                                              1999       1998        1997
                                                                           ---------   --------   ----------
                                                                                  (Dollars in thousands)
Supplemental disclosures of cash flow information:

Interest paid during the year                                              $ 50,431    $ 52,320    $ 51,666
Income taxes paid during the year                                             7,881       7,240       7,247

Supplemental schedule of noncash financing and investing activities:
Real estate acquired through, or deeds in lieu of, foreclosure                2,394         961       1,445
Held-to-maturity securities reclassified to available-for-sale (Note 1)          --     162,861          --




The accompanying notes are an integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                           PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of First Essex Bancorp, Inc. ("the Company"), and its sole subsidiary, First Essex Bank, FSB ("the Bank"). All significant intercompany balances have been eliminated in consolidation.

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

The amortized cost basis of the held-to-maturity securities transferred to the available-for-sale classification was $162.3 million. Subsequent to this reclassification, and as part of a balance sheet realignment, approximately $231 thousand of gains on sale of some of these transferred investment securities were realized. Also as a result of this reclassification, approximately $612 thousand of unrealized gains, net of $408 thousand of tax expense, were reflected in other comprehensive income and on the Statement of Stockholders' Equity.

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

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

In addition to the formula and valuation components, there is an unallocated allowance that is based on the Company's credit policy and consists of an amount that is at least 20% to 25% of the formula and valuation allowances. This element recognizes the estimation risks associated with the formula model and the valuation allowance. It is further adjusted for qualitative factors including, among others, general economic and business conditions, credit quality trends, loan volumes and concentrations and specific industry conditions within portfolio segments.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

                            MORTGAGE SERVICING RIGHTS

The transfer of financial assets in which the Company surrenders control over those financial assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Each time the Company undertakes an obligation to service financial assets it recognizes either a servicing asset or a servicing liability for that contract, unless it securitizes the asset, retains all of the securities, and classifies them as debt securities held-to-maturity. The carrying amount of capitalized mortgage-servicing rights at December 31, 1999 and 1998 was $77,000 and $104,000 respectively. Amortization of these rights totaled $27,000 and $26,000 for the years ended December 31, 1999 and 1998, respectively.

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

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

                                INTANGIBLE ASSETS

Intangible assets, comprised of goodwill and a core deposit premium, represent the excess of the purchase price over the fair value of net assets acquired in the acquisition of Finest Financial Corp. in 1996 and the 1998 branch acquisition (Note 3). Goodwill is being amortized on a straight-line basis over 15 and 20 years, respectively. The core deposit premium is being amortized over an eight-year period on an accelerated basis. The Company periodically evaluates the realizability of intangible assets based on expectations of nondiscounted future cash flows of the related acquired entity and branches. If the sum of the nondiscounted future cash flows is less than the carrying amount of the intangible asset, the Company would recognize an impairment loss. At December, 1999, the Company has not recorded any impairment of its intangible assets.

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

                                  OTHER ASSETS

Other assets include a $21 million long term fixed rate certificate of deposit with the FHLB and $15 million of Bank owned life insurance ("BOLI") policies at December 31, 1999. The certificate of deposit was purchased at a discount and this discount is accreted to income quarterly resulting in carrying amounts of $17.5 million and $17.4 million at December 31, 1999 and 1998, respectively. BOLI policies provide life insurance on the lives of certain employees. The Company is the beneficiary of the insurance. Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in other income, and are not subject to income taxes if certain conditions are met.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                               EARNINGS PER SHARE

Basic EPS amounts have been computed by dividing reported earnings available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the year. Dilutive EPS amounts have been computed using the weighted average number of common and common equivalent shares and the dilutive potential common shares (stock options outstanding and exercisable) outstanding during the year. Included in diluted EPS are 174,275, 276,354 and 297,461 dilutive potential common shares for 1999, 1998 and 1997, respectively. Excluded from diluted earnings per share were options to purchase 494,544, 308,566 and 0 shares in 1999, 1998 and 1997, respectively. These shares were excluded as the exercise price was greater than the average market price of the common shares during the respective years.

                              COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all non-owner related changes in a company's equity including, among other things, unrealized gains and losses on investment securities classified as available-for-sale. Other comprehensive income refers to revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income. Gains on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains in the period in which they arose are deducted through other comprehensive income of the period in which they are included in net income to avoid including them in comprehensive income twice.

                                RECLASSIFICATIONS

Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements to conform to the 1999 presentation.

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

Statement 133 as amended by SFAS No. 137 is effective for fiscal years beginning after June 15, 2000. A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and
(b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

The Company has not yet quantified the impact of adopting SFAS No. 133 on its financial statements, and has not determined the timing or method of the adoption of the statement. The adoption of SFAS No. 133 could have the effect of increasing volatility in reported earnings and accumulated other comprehensive income.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." The statement requires that after the securitization of mortgage loans held for sale, a company engaged in mortgage banking activities classify the resulting mortgage-backed securities or other retained interests based on its ability and intent to sell or hold those investments. The statement did not have a material impact on the Company's financial condition or results of operations.

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed of Obtained for Internal Use." SOP 98-1 requires computer software costs associated with internal software to be expensed as incurred until certain capitalization criteria are met. The company adopted SOP 98-1 on January 1, 1999 and the adoption of SOP 98-1 did not have a material impact on the Company's financial statements.

In April 1998, the AICPA issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." This position statement requires all costs associated with pre-opening, pre-operating and organization activities to be expensed as incurred. The Company adopted SOP 98-5 on January 1, 1999, and the adoption did not have a material impact on the Company's financial condition or results of operations.

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

The Company's community banking business segment consists of commercial banking and retail banking. The community-banking segment is managed as a single strategic unit and derives its revenues from a wide range of banking services, including lending activities, and the acceptance of demand, savings and time deposits.

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

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


                                                                       Consolidation
                                          Community                     Adjustments
                                           Banking        Other       and Eliminations   Consolidated
                                           -------        -----       ----------------   ------------
                                                               (Dollars in thousands)
December 31, 1999
   Investment securities                 $   455,220       $   -----          $   -----    $   455,220
   Net loans                                 800,946           -----              -----        800,946
   Long-lived assets                          65,292           -----              -----         65,292
   Total assets                            1,377,265          44,171            (44,118)     1,377,318
   Total deposits                          1,002,985           -----               (224)     1,002,761
   Borrowed funds                            268,962           -----              -----        268,962
   Total liabilities                       1,285,956           1,408             (1,624)     1,285,740

   Total interest income                      96,736              16                (10)        96,742
   Total interest expense                     50,193           -----                (10)        50,183
   Net interest income                        46,543              16              -----         46,559
   Provision for loan losses                   2,400           -----              -----          2,400
   Total noninterest income                    6,095           -----              -----          6,095
   Total noninterest expense                  30,076              (5)             -----         30,071
   Provision for income taxes                  7,449              42              -----          7,491
   Net income                                 12,713             (21)             -----         12,692

December 31, 1998
   Investment securities                     367,019           -----              -----        367,019
   Net loans                                 722,622           -----              -----        722,622
   Long-lived assets                          53,497           -----              -----         53,497
   Total assets                            1,246,213          49,856            (48,055)     1,248,014
   Total deposits                            935,424           -----               (729)       934,695
   Borrowed funds                            201,499           -----              -----        201,499
   Total liabilities                       1,149,950           1,711               (729)     1,150,932

   Total interest income                      93,456             112               (108)        93,460
   Total interest expense                     52,620           -----               (108)        52,512
   Net interest income                        40,836             112              -----         40,948
   Provision for loan losses                   1,440           -----              -----          1,440
   Total noninterest income                    6,720             145              -----          6,865
   Total noninterest expense                  28,178           -----              -----         28,178
   Provision for income taxes                  7,022             105                  3          7,130
   Net income                                 10,916             152                 (3)        11,065

December 31, 1997
   Investment securities                     411,899           -----              -----        411,899
   Net loans                                 708,145           -----              -----        708,145
   Long-lived assets                          38,827           -----              -----         38,827
   Total assets                            1,197,128          54,400            (54,069)     1,197,459
   Total deposits                            752,114           -----             (7,792)       744,322
   Borrowed funds                            343,557           -----              -----        343,557
   Total liabilities                       1,112,722           1,465             (7,793)     1,106,394

   Total interest income                      89,945             473               (340)        90,078
   Total interest expense                     52,717           -----               (340)        52,377
   Net interest income                        37,228             473              -----         37,701
   Provision for loan losses                   2,040           -----              -----          2,040
   Total noninterest income                    5,088           -----              -----          5,088
   Total noninterest expense                  24,379             (15)             -----         24,364
   Provision for income taxes                  6,473             199              -----          6,672
   Net income                                  9,424             289              -----          9,713


                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

3. BRANCH ACQUISITION

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

The following is a summarization of the components of the transaction based on estimates of fair value at the date of acquisition (in thousands):


Loans, net                                                        $  60,425
Bank premises and equipment                                           2,222
Core deposit intangible                                              10,544
Goodwill                                                              4,580
Prepaid expenses and other assets                                       434
Deposit and repurchase agreement liabilities assumed               (142,701)
Accrued expenses and other liabilities                                 (537)
                                                                  ---------
Net cash received                                                 $  65,033
                                                                  =========



4. INVESTMENT SECURITIES

Investment securities at December 31,1999 and 1998 are as follows:

                                                          1999                                          1998
                                   ------------------------------------------------- --------------------------------------------
                                    AMORTIZED    UNREALIZED                FAIR        Amortized  Unrealized              Fair
                                      COST         GAINS       LOSSES      VALUE          Cost       Gains      Losses    Value
                                   ------------ ------------ ---------- ----------   ------------ ----------- --------- ---------
Investment securities                                                    (Dollars in thousands)
  available-for-sale:
U.S. government and
agency obligations                 $ 117,620       ---      $ (3,639)    $113,981    $ 98,145   $  1,977          ---   $ 100,122
Mortgage-backed securities           324,717       ---       (14,714)     310,003     244,938                    (855)    244,083
                                                                                                     ---
Other bonds and obligations           10,783       ---          (726)      10,057       1,637                      (2)      1,635
                                                                                         ---
                                   ------------ ------------ ---------- ----------   --------- -------------- --------- ---------
Total investment securities        $ 453,120       ---      $(19,079)    $434,041    $344,720   $  1,977       $ (857)  $ 345,840
                                   ------------ ------------ ---------- ----------   --------- -------------- --------- ---------
                                   ------------ ------------ ---------- ----------   --------- -------------- --------- ---------







At December 31, 1999 and 1998, U.S. government obligations and mortgage-backed securities with amortized cost of $56,492,000 and $82,995,000, respectively, and fair value of $54,715,000 and $83,307,000, respectively, were pledged to collateralize certain borrowings, deposit accounts and repurchase agreements.

For the year ended December 31, 1999, there were realized gross gains of $54,000 from the sale of investment securities available-for-sale. For the years ended December 31, 1998 and 1997, there were realized gains before taxes from the sale of investment securities of approximately $1,344,000 and $439,000, respectively.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


The following table shows the maturity distribution of the amortized cost of the Company's investment securities at December 31, 1999.



                                                LESS THAN                  GREATER THAN  GREATER THAN
                                                 1 YEAR       1-5 YEARS     5-10 YEARS      10 YEARS         TOTAL
                                               ----------    ----------    ------------  ------------      ---------
                                                                        (DOLLARS IN THOUSANDS)
Investment securities available-for-sale:
     U.S. government and
agency obligations                              $  5,026       $ 25,097       $ 86,941       $    556       $117,620
     Mortgage-backed securities (1)               34,756        102,790        115,531         71,640        324,717
     Other bonds and obligations                     422            994          6,729          2,638         10,783
                                                --------       --------       --------       --------       --------
                                                $ 40,204       $128,881       $209,201       $ 74,834       $453,120
                                                --------       --------       --------       --------       --------
                                                --------       --------       --------       --------       --------


(1) Maturities of mortgage-backed securities are based on contractual maturities with scheduled amortization based on expected prepayments. Actual maturities will differ from the scheduled maturities due to the timing of actual prepayments.


The following table shows the maturity distribution of the fair value of the Company's investment securities at December 31, 1999.

                                                LESS THAN                  GREATER THAN  GREATER THAN
                                                 1 YEAR       1-5 YEARS     5-10 YEARS      10 YEARS         TOTAL
                                               ----------    ----------    ------------  ------------      ---------
                                                                        (DOLLARS IN THOUSANDS)
Investment securities available-for-sale:
     U.S. government and
                 agency obligations             $  4,961       $ 24,875       $ 83,589       $    556       $113,981
     Mortgage-backed securities (1)               33,670         99,210        110,256         66,867        310,003
     Other bonds and obligations                     406            981          6,287          2,383         10,057
                                                --------       --------       --------       --------       --------
                                                $ 39,037       $125,066       $200,132       $ 69,806       $434,041
                                                --------       --------       --------       --------       --------
                                                --------       --------       --------       --------       --------




(1) Maturities of mortgage-backed securities are based on contractual maturities with scheduled amortization. Actual maturities will differ from contractual maturities due to prepayments.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

5. LOANS

Major classifications of loans at December 31, 1999 and 1998 follow:


                                                                           1999                 1998
                                                                        -----------          ------------
                                                                                     (Dollars in thousands)
Mortgage loans:
Residential                                                              $ 140,967             $ 187,417
Commercial                                                                 111,272                88,774
Construction                                                                51,353                43,220
                                                                        -----------          ------------
Total mortgage loans                                                       303,592               319,411
                                                                        -----------          ------------

Owner-occupied commercial real estate loans                                 63,367                62,800

Commercial loans                                                            98,701                89,690

Aircraft loans                                                             107,007                59,657

Consumer loans:
Second Mortgage,Home Equity
      & Home Improvement                                                    51,622                59,003
Automobile                                                                 180,075               134,613
Other Consumer                                                               4,867                 6,143
                                                                        -----------          ------------
Total consumer loans                                                       236,564               199,759
                                                                        -----------          ------------

Less:
Allowance for loan losses                                                  (11,339)              (11,261)
                                                                        -----------          ------------

                                                                         $ 797,892             $ 720,056
                                                                        ===========          ============



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

A significant portion of the loans originated by the Company are collateralized by real estate. The ability and willingness of the single family residential and consumer borrowers to honor their repayment commitments are generally dependent on the level of overall economic activity within the geographic areas and real estate values. The ability and willingness of commercial real estate, commercial and construction loan borrowers to honor their repayment commitments are generally dependent on the health of the real estate economic sector in the borrowers' geographic areas, the borrowers' financial conditions and the economy in general.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

A summary of changes in the allowance for loan losses for the years ended December 31, 1999, 1998 and 1997 follows:


                                                            1999                 1998                 1997
                                                        --------------       --------------       --------------
                                                                                   (Dollars in thousands)

Balance at beginning of year                                 $ 11,261             $ 10,570             $ 10,538
Acquired allowance - Branch (Note 3)                              ---                  765                  ---
Provision for loan losses                                       2,400                1,440                2,040
Charge-offs                                                    (3,234)              (3,546)              (2,826)
Recoveries                                                        912                2,032                  818
                                                        --------------       --------------       --------------

Balance at end of year                                       $ 11,339             $ 11,261             $ 10,570
                                                        ==============       ==============       ==============



The Company considers a loan impaired if it is 90 days or more past due as to principal and interest, or if management's credit risk assessment determines that it is probable that principal and interest will not be collected as contractually scheduled. In addition, loans that are restructured at market rates and comparable to loans with similar risks are considered impaired only in the year of the restructuring, so long as they continue to perform according to the restructured terms. Excluded from the impaired category, but otherwise considered nonaccruing loans, are small balance homogeneous loans that are ninety days or more past due. Small balance homogeneous loans include residential mortgage loans, residential construction loans to individuals (excluding builder construction loans) and consumer loans. The Company evaluates a loan's level of impairment by measuring the net present value of the expected future cash flows using the loan's original effective interest rate, or considering the fair value of the collateral if the loan is collateral dependent. When the difference between the net present value of the impaired loan (or fair value of the collateral if the loan is collateral dependent) is lower than the recorded investment of the loan, the difference is provided to expense with a resulting valuation allowance.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

The following table indicates the recorded investment in nonperforming assets and the related valuation allowance for impaired loans.


                                                   December 31, 1999                       December 31, 1998
                                             -------------------------------         ------------------------------
                                                              Impaired Loan                          Impaired Loan
                                             Recorded           Valuation             Recorded         Valuation
                                            Investment         Allowance (1)         Investment       Allowance (1)
                                                                     (Dollars in thousands)

Impaired Loans
     Requiring a valuation allowance            $  312                $ 229              $  493              $ 393
     Not requiring a valuation allowance           242                 ----               1,619               ----
                                             ----------       --------------         -----------     --------------
                                                   554                  229               2,112                393

     Restructured Loans                            303                   75                 447                154
                                             ----------       --------------         -----------     --------------

     Total impaired                                857                $ 304              $2,559              $ 547
                                             ----------       ==============         -----------     ==============

     Residential Mortgage                        1,187                                    1,526
     Other                                       1,381                                    1,414
                                             ----------                              -----------

Total nonaccruing loans                          3,425                                    5,499

Foreclosed property, net                           447                                      575
                                             ----------                              -----------

Total nonperforming assets                      $3,872                                   $6,074
                                             ==========                              ===========

Percentage of nonperforming assets
    to total assets                               0.28%                                    0.49%
Percentage of allowance for loan losses
    to nonaccruing loans                         331.1%                                   204.8%



(1) The valuation allowance for impaired loans is included in the allowance for loan losses on the balance sheet.

The average recorded investment in impaired loans was approximately $1.3 million in 1999, $3.0 million in 1998 and $2.6 million in 1997. Interest income recognized on impaired loans, using the cash basis of income recognition, amounted to approximately $96,000 for the year ended December 31, 1999 compared to $265,000 in 1998 and $293,000 in 1997.

The maximum amount of aggregate loans to directors, executive officers and principal stockholders for the year ended December 31, 1999 was less than 5% of stockholders' equity.

At December 31, 1999 and 1998, the Bank was servicing loans sold to the Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, Massachusetts Home Finance Agency and various other banks and institutions on a nonrecourse basis (except as discussed in Note 11), in the amount of $25,996,000 and $23,249,000, respectively. The amount of loans sold and serviced for others is not included in loans receivable.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

6. BANK PREMISES AND EQUIPMENT

A summary of bank premises and equipment at December 31, 1999 and 1998 follows:


                                                                               Estimated Useful
                                                 1999            1998                Life
                                               ----------     -----------      -----------------
                                                  (Dollars in thousands)

Land                                             $ 1,595         $ 1,595
Buildings                                          9,050           8,965        20 to 30 years
Leasehold improvements                             5,411           5,402        1 to 13 years
Furniture and fixtures                            11,552          10,587        3 to 10 years
                                               ----------     -----------
                                                  27,608          26,549

Less accumulated depreciation
and amortization                                  16,916          14,834
                                               ----------     -----------

                                                 $10,692         $11,715
                                               ==========     ===========



Depreciation and amortization expense was $2,082,000, $1,963,000, and $1,900,000 for 1999, 1998 and 1997, respectively.

7. DEPOSITS

A summary of deposits at December 31, 1999 and 1998 follows:


                                     1999         1998
                                  ----------    ----------
                                   (Dollars in thousands)
Personal and business checking
accounts (noninterest-bearing)    $   96,855    $   92,965
NOW accounts                          54,414        53,735
Money market accounts                 95,680        96,773
Savings accounts                     264,165       226,439
Time deposits                        491,647       464,783
                                  ----------    ----------

                                  $1,002,761    $  934,695
                                  ==========    ==========





The following is a summary of original maturities of time deposits as of December 31, 1999:



                      2000                          $ 286,008
                      2001                             92,511
                      2002                             76,756
                      2003                              5,503
                      2004                             12,659
                   Thereafter                          18,210
                                                  ------------

                                                    $ 491,647
                                                  ============


                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

At December 31, 1999 and 1998, time deposits in denominations of $100,000 and over totaled $118,682,000 and $71,111,000, respectively.

8. BORROWED FUNDS

Borrowed funds at December 31, 1999 and 1998 are summarized below:



                                                                        1999               1998
                                                                    -------------      -------------
                                                                          (Dollars in thousands)

Due during 1999, interest rates from 4.99% to 6.43%                    $     ---          $  77,000
Due during 2000, interest rates from 5.29% to 6.52%                      202,372             78,149
Due during 2001, interest rates from 6.54% to 6.58%                        3,185              3,454
Due during 2004, interest rates at 4.80%                                  10,000                ---
Due during 2005 to 2019, interest rates from 4.88% to 7.25%               23,120              2,979
Repurchase agreements                                                     30,285             39,917
                                                                    -------------      -------------

                                                                       $ 268,962          $ 201,499
                                                                    =============      =============



Total lines of credit available under both short-term and long-term borrowings from the FHLB are dependent upon the amount of FHLB stock owned and other assets available as collateral. Total credit available was $417,064,000, of which $178,387,000 was unused at December 31, 1999. The advances from the FHLB are secured by all FHLB stock (book value of $19,985,000 at both December 31, 1999 and 1998) and a pledge of certain assets as collateral. Repurchase agreements outstanding at December 31, 1999 mature in three months or less with average interest rates of 4.35% and are secured by certain U.S. government and agency securities.

9. INCOME TAXES

The provision for income taxes for each of the three years in the period ended December 31, 1999 consists of the following:


                                               1999            1998            1997
                                            ------------    ------------    ------------
                                                      (Dollars in thousands)
Current                                         $ 9,062         $ 7,218         $ 4,378

Deferred (prepaid)                               (1,571)            (88)          2,294
                                            ------------    ------------    ------------

                                                $ 7,491         $ 7,130         $ 6,672
                                            ============    ============    ============


                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

The difference between the total expected provision for income taxes computed by applying the statutory federal income tax rate to income before provision for income taxes and the recorded provision for income taxes for the three years in the period ended December 31, 1999 follows:


                                                           1999            1998             1997
                                                        ------------    ------------     ------------
                                                                    (Dollars in thousands)
Provision at statutory rate                                 $ 7,064         $ 6,369          $ 5,571
State taxes, net of federal benefit                             570             511            1,181
Goodwill amortization                                           275             273              265
Nondeductible expenses                                           14               5               10
Tax exempt interest                                            (313)            (10)             (14)
Dividend received deduction                                     (12)            (25)             (39)
Tax Credits                                                    (107)           (107)            (101)
Other, net                                                      ---             114             (201)
                                                        ------------    ------------     ------------

Provision for income taxes                                  $ 7,491         $ 7,130          $ 6,672
                                                        ============    ============     ============


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

At December 31, 1999, the Bank's surplus includes approximately $7,700,000 of bad debt reserves, representing the base year amount, for which income taxes have not been provided. Since the Bank does not intend to use the suspended bad debt reserve for purposes other than to absorb the losses for which it was established, deferred taxes in the amount of $3,183,000 have not been recorded with respect to such reserve.

The components of the net deferred tax asset (included in other assets in the accompanying consolidated balance sheet) at December 31, 1999 and 1998 follow:

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


                                                                 1999                1998
                                                              -----------          ----------
                                                                         (Dollars in thousands)
Allowance for loan losses                                       $  3,171             $ 2,664
Deferred tax loan loss reserve                                      (726)             (1,220)
Depreciation                                                       1,010                 687
Deferred compensation                                                445                 384
Pension accrual                                                      256                 377
Limited partnership investments                                     (482)               (409)
Accretion on bonds                                                  (100)               (126)
Purchase business combination                                        125                 336
Unrealized losses (gain) on available-for-sale securities          6,421                (376)
State income taxes                                                 2,129               1,090
Intangible assets                                                    356                 ---
Other, net                                                           (23)                 43
                                                              -----------          ----------

Net deferred tax asset                                          $ 12,582             $ 3,450
                                                              ===========          ==========


10. PENSION BENEFITS

The Company has a defined benefit pension plan covering most employees. Employees are eligible to participate upon the attainment of age 21 and the completion of one year of service. Benefits are based primarily on years of service and employees' final five-year average pay. Contributions by the Company are consistent with the funding requirements of federal law and regulations. Pension plan assets consist primarily of mutual funds, bonds and government securities.

The assumptions utilized include a weighted average discount rate of 6.75%, 7.25% and 7.50%, respectively, for the plan years ended in 1999, 1998 and 1997. The discount rates at October 31, 1999, 1998 and 1997 were 7.75% and 6.75% and 7.25%, respectively. The rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation was 4.0% in 1999, 1998 and 1997. The expected long-term rate of return on assets was 8.0% in 1999, 1998 and 1997.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

The following table sets forth the changes in the plan's benefit obligations and assets together with the plan's funded status and the amounts recognized in the Company's consolidated financial statements at December 31, 1999 and 1998 for the plan's October 31 fiscal year end.


                                                                    1999        1998
                                                                  -------     -------
                                                                 (Dollars in thousands)
CHANGE IN BENEFIT OBLIGATION:
Projected benefit obligation at the beginning of the plan year    $ 5,425     $ 4,721
Service cost                                                          587         479
Interest cost                                                         366         343
Actuarial loss (gain)                                                (706)        321
Benefits paid                                                        (226)       (439)
                                                                  -------     -------
Projected benefit obligation at the end of the plan year          $ 5,446     $ 5,425
                                                                  =======     =======
Actuarial present value of vested benefits                        $ 4,184     $ 3,713
                                                                  =======     =======
Actuarial present value of accumulated benefit obligation         $ 4,245     $ 3,841
                                                                  =======     =======
CHANGE IN PLAN ASSETS:
Fair value of plan assets at the beginning of the year            $ 6,094     $ 5,738
Return on assets                                                    1,336         458
Contributions                                                         796         337
Benefits paid                                                        (226)       (439)
                                                                  -------     -------
Fair value of plan assets at the end of the year                  $ 8,000     $ 6,094
                                                                  =======     =======

RECONCILIATION OF THE FUNDING STATUS OF THE PLAN:
Transition liability                                              $    63     $    68
Deferred gain                                                      (3,406)     (1,926)
Accrued expense                                                       790       1,189
                                                                  -------     -------
Funded status                                                     $(2,553)    $  (669)
                                                                  =======     =======


Net periodic pension benefit cost for the years ended December 31, 1999, 1998 and 1997 included the following components:



                                                                          1999            1998            1997
                                                                      -------------    -----------     -----------
                                                                                   (Dollars in thousands)
Service cost - benefits earned during the year                           $ 587          $ 479             $ 436
Interest cost on projected benefit obligation                              366            343               307
Expected return on plan assets                                            (487)          (459)             (778)
Net amortization and deferral                                              (69)           (85)              295
                                                                      -------------    -----------     -----------

Net periodic pension cost                                                $ 397          $ 278             $ 260
                                                                      =============    ===========     ===========



The Company has no material postretirement or postemployment benefit arrangements other than pension benefits with its employees, except as stated in
Note 11.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

Financial instruments with off-balance sheet risk at December 31, 1999 and 1998 follow:


                                                    Contractual Amount
                                             ---------------------------------
                                                 1999                 1998
                                             -------------         -----------
                                                    (Dollars in thousands)
Commitments to originate loans                   $ 42,400            $ 27,389
Unused lines of credit                             39,121              70,177
Commercial and standby letters of credit           14,026              11,807
Loans sold with recourse                              866               1,356
Unadvanced portions of
construction loans                                 32,655              28,400
Forward commitments                                 3,054               2,566



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

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

                                LEASE COMMITMENTS

The Company has operating leases on twelve of its facilities. Most of the leases have renewal options. Total rent expense under these leases for 1999, 1998 and 1997 was $1,039,000, $918,000 and $853,000, respectively.

The following is a schedule of future minimum lease payments for operating leases (dollars in thousands):

Year ending December 31,
2000                                                          $ 1,305
2001                                                            1,338
2002                                                            1,173
2003                                                            1,105
2004                                                              973
      Thereafter                                                  673
                                                           -----------

Total future minimum lease payments                           $ 6,567
                                                           ===========



                      EMPLOYMENT AND TERMINATION AGREEMENTS

The Company and the Bank have entered into employment agreements with two executive officers. Each employment agreement is for a three-year term, commencing on January 1, 1997, and is extended daily until notice of non-renewal is given by either the officer or the Company or the Bank. Under both of the employment agreements, if the officer's employment is terminated for any reason other than for "cause", as defined in the employment agreement, or if the officer terminates his employment for "good reason", as defined therein, the officer will be entitled to receive a lump sum severance benefit equal to three times the officer's highest annual "Total Compensation," as defined therein, during the three preceding fiscal years as well as the continuation of certain benefits for the remaining term of the employment agreement and a pension adjustment as specified in the employment agreement.

In addition, the Company, the Bank and five officers (including the two officers referred to above) have entered into special termination agreements that provide for the payment, under certain circumstances, of a lump-sum amount upon termination following a "Change of Control" as defined therein. The lump-sum amounts for three of these officers are based on three times the officer's current base salary and the highest annual bonus paid during the three fiscal years preceding the termination of employment. The lump sum amounts for the other two officers are based on two times such base salary and highest bonus. Additionally, the first three officers would continue to receive disability and medical benefits for three years after such termination. Also, the pensions of the officers who do not have employment contracts would be credited with a number of additional years of accrual equal to the multiple of base salary applicable to such officer's severance benefit. In the case of such a termination, the two officers with employment agreements could elect to receive (in lieu of any benefits due under such officer's special termination agreement) such termination benefits as he may receive under his employment agreement.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

The Company and the Bank have entered into an Executive Salary Continuation Agreement ("SERP") with the Company's Chairman and Chief Executive Officer. Under this agreement, the officer would be entitled to certain payments following retirement at or after age 62. Payments under the agreement will equal 65% of the highest annual compensation (including bonuses) received during any of the five years preceding retirement, reduced by a portion of social security benefits payable as well as amounts payable pursuant to other qualified defined benefit pension plans. The agreement also provides for certain reduced payments if the officer's employment terminates before age 62,and for certain benefits in the event of disability and upon death, under certain circumstances. The Boards of Directors of the Company and the Bank have authorized the revision of the SEP to provide for the funding of a Trust by the Company in the event of a Change of Control, as defined therein, in an amount necessary to fulfill the Company's and the Bank's obligations thereunder.

The Company's former Chief Financial Officer, David W. Dailey, retired from the Company on December 31, 1998. In connection with his retirement, the Company entered into an agreement with Mr. Dailey which provides for certain retirement benefits, including a lump sum special payment of $237,500, accelerated vesting and extension of the exercise date of certain stock options held by him; and continuation of health insurance benefits for a period of six months following the date of retirement. Mr. Dailey's Employment Agreement and Special Termination Agreement terminated upon his retirement. The stock option exercise extension and the continuation of health benefits have likewise terminated.

                                LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incidental to its business, none of which is believed by management, based on discussion with legal counsel, to be material to the financial condition or operations of the Company.

12. MANAGEMENT INCENTIVE COMPENSATION PLAN

The Company has a Management Incentive Compensation Plan (the "Incentive Plan") as a means of recognizing achievement on the part of individual officers and management as a whole. In 1999, 1998 and 1997 the Company awarded $601,000, $457,000, and $168,000, respectively, for bonuses in connection with the Incentive Plan.

13. STOCK PLANS

The Company has three stock plans. The first was adopted in 1987 as a performance incentive for its directors, officers, employees and other key persons (the "1987 Stock Option Plan"). The 1987 Stock Option Plan provided for the granting of "Incentive Stock Options" and "Non-qualified Stock Options". Options granted under the 1987 Stock Option Plan have an exercise price per share equal to at least the fair market value of a share of the Company's common stock on the date the option is granted and expire no later than 10 years after the date of grant. As of December 31, 1999, 408,281 shares are reserved for issuance under this plan with respect to the current outstanding options; no more options may be granted under this plan.

The second stock plan (the "1996 Stock Option Plan") was assumed under the terms of the agreement related to the Company's purchase of Finest Financial Corp. on December 30, 1996. Non-qualified options totaling 114,465 shares have been granted under this plan at an exercise price of $7.67 per share to two former officers of Finest. During 1997, 26,415 options were exercised. The remaining 88,050 options were vested and exercisable at December 31, 1999 and 1998, and expire October 1, 2005. None of these options were exercised during 1999. The weighted average estimated life of these outstanding options is 5.8 years. The estimated fair value of these options was recorded as part of the acquisition price and, accordingly, the pro forma compensation cost discussed below excludes the effect of these options. No more options may be granted under this plan.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

The Company accounts for stock options at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. Had compensation costs for the stock option plans been determined using the fair value method based upon the Modified Black-Scholes American option model, the Company's 1999, 1998 and 1997 net income and earnings per share from operations would have been reduced to the following pro forma amounts (dollars in thousands except per share amounts).



                                   1999       1998     1997
                                  -------   -------   ------
Net income:
         As reported              $12,692   $11,065   $9,713
         Pro forma                 12,170    10,525    9,361

Basic EPS:
         As reported              $  1.67   $  1.46   $ 1.30
         Pro forma                $  1.60   $  1.39   $ 1.25

Diluted EPS:
         As reported              $  1.63   $  1.41   $ 1.25
         Pro forma                $  1.57   $  1.35   $ 1.21



Pro forma compensation cost may not be representative of that in future years.

The following table summarizes various facts and assumptions pertaining to the 1987 Stock Option Plan and the 1997 Stock Incentive Plan for the three years ended December 31, 1999, 1998 and 1997.


                                                           1999               1998               1997
                                                      ---------------    ---------------    ---------------
Number of Options
    Outstanding at beginning of year                       752,802           804,019           686,899
    Granted                                                167,000           169,200           230,366
    Expired                                                (42,856)          (34,706)          (21,970)
    Exercised                                              (37,065)         (185,711)          (91,276)
                                                      ------------      ------------      ------------
    Outstanding at end of year                             839,881           752,802           804,019
                                                      ============      ============      ============
    Exercisable at end of year                             502,317           361,407           341,065
                                                      ============      ============      ============

For options exercisable from
    $5.25 to $11.375 per share:

Weighted average price per share:
    Outstanding at beginning of year                  $    9.497        $    9.223    $        9.129
    Granted                                                   --                --                --
    Expired                                                   --            11.375            11.039
    Exercised                                             10.852             8.518             8.099
    Outstanding at end of year                             9.350             9.497             9.223
    Exercisable at end of year                             9.089             8.808             8.232

Weighted average remaining contractual life of
options outstanding at end of year                    5.27 years        6.33 years    Not applicable


For options exercisable from
    $14.00 to $23.9837 per share:

Weighted average price per share:
    Outstanding at beginning of year                  $   20.968        $   18.749    $           --
    Granted                                               16.690            23.883            18.752
    Expired                                               20.440            20.589            19.750
    Exercised                                                 --            16.375                --
    Outstanding at end of year                            19.580            20.968            18.749
    Exercisable at end of year                            20.500            18.838                --

Weighted average remaining contractual life of
options outstanding at end of year                    8.41 years        9.02 years         9.6 years

Weighted average expected life of options at grant      10 years          10 years          10 years

Weighted average risk-free interest rates at grant          5.24%             5.38%             6.20%

Weighted average dividend yield at grant                    3.84%             2.34%             2.60%

Weighted average expected volatility at grant              27.20%            27.20%            27.20%


                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

14. 401(K) PLAN

Under the 401(k) Plan (the "Plan"), eligible employees ("participants") may make contributions up to 15% of their compensation, with certain limitations. The Company may elect to make basic matching contributions. During 1999, 1998 and 1997, the Company made basic matching contributions equal to 50% of the first 4% of each participant's compensation, or a maximum of 2%. Basic matching contributions for 1999, 1998 and 1997 amounted to $156,000, $147,000 and $136,000, respectively. The Plan also provides for discretionary supplemental matching contributions. These contributions are allocated to participants in the same manner as described above. Supplemental matching contributions to the Plan for 1997 amounted to $66,000. There were no supplemental matching contributions in 1999 and 1998.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 1999, the most recent notification from the Office of Thrift Supervision ("OTS") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management is aware of that would have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table. As of December 31, 1999, the OTS did not deem it necessary for an interest-rate risk component to be deducted from capital in determining risk-based capital requirements.

The Bank may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

The following table displays the Bank's capital calculations as defined under prompt corrective action for the periods indicated:

                                                                                                              To be well
                                                  Actual                    For Capital                Capitalized Under Prompt
                                               Capitalization             Adequacy Purposes          Corrective Action Provision
                                        -----------------------   -------------------------------  -----------------------------
                                          Amount        Ratio       Amount              Ratio        Amount            Ratio
                                        ---------     ---------   ---------           -----------  ----------        -----------
                                                                           (Dollars in Thousands)
December 31, 1999
Tangible Capital (to Adjusted
 Assets)                                $81,565         5.93 %    $ 20,648  greater-     1.50%         N/A                 N/A
                                                                            than OR =
Tier I (Core) Capital (to
 Adjusted Assets)                        81,565         5.93        41,296               4.00        68,826  greater-      5.00
                                                                                                             than OR =
Tier I Capital (to Risk
 Weighted Assets)                        81,565         9.00        36,250               4.00        54,375                6.00

Total Risk Based Capital (to Risk
 Weighted Assets)                        92,570        10.21        72,500               8.00        90,625               10.00


                                                                                                              To Be Well
                                                                           For Capital                 Capitalized Under Prompt
                                     Actual Capitalization              Adequacy Purposes            Corrective Action Provision
                                   --------------------------  ----------------------------------  -----------------------------
                                      Amount        Ratio          Amount                Ratio         Amount             Ratio
                                   -------------  ---------    ----------------       -----------  --------------       ---------
December 31, 1998
Tangible Capital (to Adjusted
 Assets)                               $71,154     5.79%     $18,429    greater-           1.50           N/A               N/A%
                                                                        than or =
Tier I (Core) Capital (to Adjusted
Assets)                                 71,154     5.79       36,859                       4.00         61,428  greater-   5.00
                                                                                                                than or =
Tier I Capital (to Risk Weighted
 Assets)                                71,154     9.45       30,114                       4.00         45,172             6.00

Total Risk Based Capital (to Risk
Weighted Assets)                        80,459    10.69       60,229                       8.00         75,286            10.00


                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

17. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS - FIRST ESSEX BANCORP, INC.

Condensed financial statements of First Essex Bancorp, Inc. as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997 follow:



                                                  December 31,
                                             ----------------------
                                               1999        1998
                                              -------    -------
                                             (Dollars in thousands)
BALANCE SHEETS

Assets:

Cash and cash equivalents                     $   412    $   890
Investment in First Essex Bank, FSB            91,309     96,262
Other assets                                    1,265      1,640
                                              -------    -------

Total assets                                  $92,986    $98,792
                                              -------    -------

Liabilities and stockholders' equity:

Other liabilities                             $ 1,408    $ 1,710
Stockholders' equity                           91,578     97,082
                                              -------    -------

Total liabilities and stockholders' equity    $92,986    $98,792
                                              =======    =======




                                                                           December 31,
                                                               ---------------------------------
                                                                1999          1998        1997
                                                               --------     --------    --------
                                                                     (Dollars in thousands)
STATEMENTS OF OPERATIONS

Income:

Interest on investments                                        $     16     $    112    $    473
Other Income                                                          5          145          --
                                                               --------     --------    --------
Total income                                                         21          257         473
                                                               --------     --------    --------
Expenses:

Operating expenses (income)                                          --           --         (17)
                                                               --------     --------    --------

Income before provision for income taxes and equity in
     undistributed net income of First Essex Bank, FSB               21          257         490
Provision for income taxes                                           42          105         204
                                                               --------     --------    --------
Income (loss) before equity in subsidiary                           (21)         152         286
Equity in undistributed net income of First Essex Bank, FSB      12,713       10,913       9,427
                                                               --------     --------    --------

Net income                                                     $ 12,692     $ 11,065    $  9,713
                                                               ========     ========    ========


                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999


                                                               1999        1998         1997
                                                            --------     --------     --------
                                                                      (Dollars in thousands)
STATEMENTS OF CASH FLOWS

Cash flows from operating activities:

    Net income                                              $ 12,692     $ 11,065     $  9,713
    Adjustments to reconcile net income
      to net cash provided by operating activities:
    Equity in income of First Essex Bank, FSB                (12,713)     (10,913)      (9,427)
    Provision for deferred (prepaid) income taxes             (1,571)         (88)       2,294
    (Increase) decrease in other assets                        1,977          (57)       4,706
    Increase (decrease) in other liabilities                    (463)          80         (336)
                                                            --------     --------     --------

    Net cash provided by (used in) operating activities          (78)          87        6,950
                                                            --------     --------     --------

Cash flows from investing activities:

    Dividends and other capital distributions
      received from (paid to) First Essex Bank, FSB            4,900       (2,000)          --
                                                            --------     --------     --------

Net cash provided by (used in) investing activities            4,900       (2,000)          --
                                                            --------     --------     --------

Cash flows from financing activities:

    Common Stock Repurchase                                     (909)      (2,493)          --
    Stock options exercised                                      472        1,596          906
    Dividends paid                                            (4,863)      (4,228)      (3,591)
                                                            --------     --------     --------

    Net cash used in financing activities                     (5,300)      (5,125)      (2,685)
                                                            --------     --------     --------

    Net increase (decrease) in cash and cash equivalents        (478)      (7,038)       4,265

    Cash and cash equivalents at beginning of year               890        7,928        3,663
                                                            --------     --------     --------

    Cash and cash equivalents at end of year                $    412     $    890     $  7,928
                                                            ========     ========     ========



18. RESTRICTIONS ON SUBSIDIARY BANK LOANS, ADVANCES AND DIVIDENDS

The Federal Reserve Act restricts the Bank with respect to lending or advancing funds to the Company unless such loans are collateralized by specific obligations and limits collateralized loans to 10% of the Bank capital stock and surplus. At December 31, 1999, no amounts were available to be transferred from the Bank to the Company in the form of loans or advances. In addition, under the OTS prompt corrective action regulations, which took effect on December 19, 1992, the Bank generally would be prohibited from making any capital distribution if, after the distribution, the Bank would have (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a Tier I core capital ratio of less than 3%.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

19. QUARTERLY DATA (UNAUDITED)

A summary of quarterly financial data for the years ended December 31, 1999 and 1998 follows:


                                                          Year Ended December 31, 1999
                                            ----------------------------------------------------------
                                              Fourth           Third         Second          First
                                              Quarter         Quarter        Quarter        Quarter
                                            ------------    ------------   ------------   ------------
                                                (Dollars in thousands, except per share amounts)
Interest and dividend income                   $ 25,317        $ 24,524       $ 23,964       $ 22,937
Interest expense                                 13,080          12,816         12,426         11,861
                                            ------------    ------------   ------------   ------------
Net interest income                              12,237          11,708         11,538         11,076
     provision for loan losses                      600             600            600            600
                                            ------------    ------------   ------------   ------------
Net interest income after
provision for loan losses                        11,637          11,108         10,938         10,476
Noninterest income                                1,626           1,692          1,372          1,405
Noninterest expense                               7,773           7,465          7,548          7,285
                                            ------------    ------------   ------------   ------------

Income before income taxes                        5,490           5,335          4,762          4,596
Provision for income taxes                        1,965           2,004          1,797          1,725
                                            ------------    ------------   ------------   ------------
     Net income                                $  3,525        $  3,331       $  2,965       $  2,871
                                            ============    ============   ============   ============

Earnings per share - basic                     $   0.46        $   0.44       $   0.39       $   0.38
                                            ============    ============   ============   ============

Earnings per share - diluted                   $   0.45        $   0.43       $   0.38       $   0.37
                                            ============    ============   ============   ============




                                                         Year Ended December 31, 1998
                                            ----------------------------------------------------------
                                              Fourth           Third         Second          First
                                              Quarter         Quarter        Quarter        Quarter
                                            ------------    ------------   ------------   ------------
                                                  (Dollars in thousands, except per share amounts)
Interest and dividend income                   $ 23,361        $ 23,405       $ 23,344       $ 23,350
Interest expense                                 12,048          12,942         13,943         13,579
                                            ------------    ------------   ------------   ------------
Net interest income                              11,313          10,463          9,401          9,771
     provision for loan losses                      280             290            435            435
                                            ------------    ------------   ------------   ------------
Net interest income after
provision for loan losses                        11,033          10,173          8,966          9,336
Noninterest income                                1,871           1,732          2,272            990
Noninterest expense                               8,286  (1)      7,409          6,675          5,808
                                            ------------    ------------   ------------   ------------

Income before income taxes                        4,618           4,496          4,563          4,518
Provision for income taxes                        1,798           1,698          1,814          1,820
                                            ------------    ------------   ------------   ------------
     Net income                                $  2,820        $  2,798       $  2,749       $  2,698
                                            ============    ============   ============   ============

Earnings per share - basic                     $   0.37        $   0.37       $   0.36       $   0.36
                                            ============    ============   ============   ============

Earnings per share - diluted                   $   0.36        $   0.36       $   0.35       $   0.34
                                            ============    ============   ============   ============





(1) Approximately $525,000 of the increase in the quarter was due to one-time write-downs in the carrying values of certain assets.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

21. FAIR VALUE OF FINANCIAL INSTRUMENTS

                            CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, amounts due from banks, interest-bearing deposits, federal funds sold and investments with original maturities of less than three months. Cash and cash equivalents are recorded at cost, which approximates fair value.

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

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

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

                                    DEPOSITS

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

At December 31, 1999 and 1998, the estimated fair value of off-balance-sheet financial instruments, consisting primarily of loan commitments, were not material.

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

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1999

The estimated fair values of the Company's financial instruments follow:


                                                       December 31, 1999                 December 31, 1998
                                                ------------------------------    -------------------------------

                                                  Carrying           Fair           Carrying            Fair
                                                   Amount            Value           Amount             Value
                                                -------------    -------------    -------------     -------------
                                                                        (Dollars in thousands)
Financial assets:
      Cash and cash equivalents                   $   41,598      $    41,598       $   90,383       $    90,383
      Investment securities available-for-sale       434,041          434,041          345,840           345,840
      Stock in Federal Home Loan Bank
      of Boston and Savings Bank Life
      Insurance Company                               21,179           21,179           21,179            21,179
      Loans receivable, net                          797,892          799,487          720,056           730,219
      Mortgage loans held-for-sale                     3,054            3,054            2,566             2,566
      Other earning assets                            17,491           17,491           17,388            17,388
      Accrued interest receivable                      8,672            8,672            9,170             9,170

Financial liabilities:
      Deposits                                     1,002,761        1,006,114          934,695           939,152
      Borrowed funds                                 268,962          266,900          201,499           200,859



22. STOCK REPURCHASE PROGRAM

On January 8, 1998, the Company announced that its Board of Director had authorized the Company to repurchase up to 375,000 shares of its outstanding common stock from time to time at prevailing market prices. During 1999 and 1998, the Company repurchased 56,800 shares and 110,500 shares, respectively. At December 31, 1999, there were approximately 207,700 shares still authorized to be repurchased under this plan. On March 9, 2000, the Company's Board of Directors authorized the repurchase of additional shares of its common stock up to a total of 970,000 shares.

23. SUBSEQUENT EVENT

In March 2000, the Company organized a wholly owned Delaware business trust which issued $10 million face amount of the trust's 10.875% Fixed Rate Capital Trust Pass-Through Securities ("Capital Securities") to a private investor. Simultaneously, the trust used the proceeds of that sale to purchase $10 million principal amount of the Company's 10.875% Fixed Rate Junior Subordinated Deferrable Interest Debentures due 2030 ("Subordinated Debt"). Both the Capital Securities and the Subordinated Debt are callable at any time after 10 years from the issue date. The Subordinated Debt is an unsecured obligation of the Company and is junior in right of payment to all present and future senior indebtedness of the Company. The Capital Securities are guaranteed by the Company on a subordinated basis.

The Company intends to use the net proceeds of approximately $9.7 million for general corporate purposes, including the possible repurchase from time to time of shares of the Company's outstanding common stock. See Note 22 - "Stock Repurchase Program."

     ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

There were no changes in, or disagreements with, accountants on accounting and financial disclosures.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will appear under the headings "Information Regarding Directors and Nominees", "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 4, 2000 to be filed with the Securities and Exchange Commission within 120 days after December 31, 1999 (the "Proxy Statement"), and is incorporated herein by reference.

                         ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will appear in the Proxy Statement under the headings "Summary Compensation Table," "Stock Options Granted in Fiscal 1999," " Aggregated Option/SAR Exercises in Last Fiscal Year and FY-end Option/SAR Values," "Pension Plan," "Executive Salary Continuation Agreement," "Employment Contracts, Termination of Employment and Change in Control Arrangements," and "Compensation/Nominating Committee Interlocks and Insider Participation" and is incorporated herein by reference.

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

                                     PART IV

    ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) INDEX OF FINANCIAL STATEMENTS:
The following financial statements appear in response to Item 8 of this Report.
     Reports of Independent Public Accountants
     Consolidated Balance Sheets as of December 31, 1999 and 1998
     Consolidated Statements of Operations for the Years Ended December 31, 1999, 1998 and 1997
     Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 1999, 1998 and 1997
     Consolidated Statements of Cash Flows for the Years Ended December 31, 1999, 1998 and 1997
     Notes to Consolidated Financial Statements

(a) (2) INDEX OF FINANCIAL STATEMENT SCHEDULES:
The following financial statement schedules appear in response to Item 8 of this Report or as part of this Item 14:
     SCHEDULE I - Indebtedness to Related Parties. The information required by this schedule is not material and is therefore omitted.
     SCHEDULE II - Guarantees of Securities of other Issuers. Not applicable.

(b) REPORTS ON FORM 8-K:
     No reports on Form 8-K were filed by First Essex during the fiscal quarter ended December 31, 1999.

(c) EXHIBITS:

(3) ARTICLES OF INCORPORATION AND BY-LAWS:

3.1 The Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form S-1, Registration No. 33-10966, filed with the Securities and Exchange Commission on April 17, 1987 ("Amendment No. 1 to the Form S-1");

3.1 The Amended and Restated By-laws of the Company are incorporated herein by reference to Exhibit 4.1 of the Company's current report on Form 8-K filed on December 28, 1992.

(10) - MATERIAL CONTRACTS:

     10.1 - The First Essex Bancorp, Inc. 1987 Stock Option Plan is incorporated herein by reference to Appendix B to the prospectus included in the Company's Registration Statement on Form S-8, registration number 33-21292, filed on April 15, 1988;

     10.2 - The First Essex Bancorp, Inc. Rights Agreement is incorporated herein by reference to Exhibit 1 to the Company's Report on Form 8-A filed on October 12, 1999.

     *10.3 - Executive Salary Continuation Agreement between First Essex
             Bancorp, Inc., First Essex Bank, FSB and Leonard A. Wilson incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1988;

     *10.4 - (a) Amended and Restated Employment Agreement dated as of October
             9, 1997 between Leonard A. Wilson and First Essex Bancorp, Inc., incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
             (b) Letter Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and Leonard A. Wilson dated as of December 16, 1999, amending Special Termination Agreement and Employment Agreements.

     *10.5 - (a) Amended and Restated Employment Agreement dated as of October
             9, 1997 between Leonard A. Wilson and First Essex Bank, FSB, incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
             (b) Letter Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and Leonard A. Wilson dated as of December 16, 1999, amending Special Termination Agreement and Employment Agreements (see Exhibit 10.4(b)).

     *10.6 - Amended and Restated Employment Agreement dated as of December 16,
             1999 between Brian W. Thompson and First Essex Bancorp, Inc.

     *10.7 - Amended and Restated Employment Agreement dated as of December 16,
             1999 between Brian W. Thompson and First Essex Bank, FSB.

    *10.8 - (a) Special Termination Agreement dated January 1, 1994 and restated as of October 9, 1997 between Leonard A. Wilson and First Essex Bancorp, Inc. incorporated by reference to Exhibit 10.10 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1997.

            (b) Letter Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and Leonard A. Wilson dated as of December 16, 1999, amending Special Termination Agreement and Employment Agreements (see Exhibit 10.4(b)).

    *10.9 - (a) Special Termination Agreement dated January 1, 1994 and restated as of October 9, 1997 between Brian W. Thompson and First Essex Bancorp, Inc. incorporated by reference to Exhibit 10.12 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1997.
            (b) Letter Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and Brian W. Thompson, dated as of December 16, 1999, amending Special Termination Agreement.

     *10.10-(a) Form of Special Termination Agreement between First Essex
            Bancorp, Inc., First Essex Bank, FSB, and each of William F. Burke, John M. DiGaetano, and Wayne C. Golon, incorporated herein by reference to Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
            (b) Letter Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and William F. Burke, dated as of December 16, 1999, amending Special Termination Agreement.
            (c) Form of Letter Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and each of John M. DiGaetano and Wayne C. Golon, dated as of December 16, 1999, amending Special Termination
             Agreements.

     *10.11-Common Stock Option Agreement with Brian W. Thompson incorporated herein by reference to Form S-8, Registration No.333-22183, filed on February 21, 1997.

     *10.12-First Essex Bancorp, Inc. 1997 Stock Incentive Plan incorporated herein by reference to Form S-8, Registration No. 333-35057, filed on September 5, 1997.

     *10.13-Deferred Compensation Plan for Directors of First Essex Bancorp,
            Inc. and Its Subsidiaries incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     *10.14-First Essex Bancorp, Inc. Senior Management Incentive Compensation
            Plan incorporated by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     *10.15-Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and David W. Dailey incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

     *10.16-Agreement between First Essex Bank, FSB and David L. Savoie incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

(12) STATEMENTS REGARDING COMPUTATION OF RATIOS:
     Not applicable, as First Essex does not have any debt securities registered under Section 12 of the Securities Exchange Act of 1934.
(21) SUBSIDIARIES OF REGISTRANT:
     A list of the subsidiaries of the Company is attached hereto as Exhibit 21.
(23) CONSENT OF EXPERTS AND COUNSEL:
     Consent of Arthur Andersen LLP is attached hereto as Exhibit 23.
(27) FINANCIAL DATA SCHEDULE
     Financial data schedule is attached hereto as Exhibit 27.
*Management contract or compensatory plan.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            FIRST ESSEX BANCORP, INC.

Date:  March 9, 2000

                            by /S/ LEONARD A. WILSON
                            -----------------------------------------
                                Leonard A. Wilson
                          Chairman and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PEOPLE ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED.



/S/ LEONARD A. WILSON            CHAIRMAN AND CHIEF EXECUTIVE OFFICER              MARCH 9, 2000
-------------------------------  (PRINCIPAL EXECUTIVE OFFICER)
LEONARD A. WILSON


/S/WILLIAM F. BURKE              CHIEF FINANCIAL OFFICER                           MARCH  9, 2000
-------------------------------  (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
WILLIAM F. BURKE


/S/THOMAS S. BARENBOIM           DIRECTOR                                          MARCH  9, 2000
-------------------------------
THOMAS S. BARENBOIM


/S/ AUGUSTINE J. FABIANI         DIRECTOR                                          MARCH  9, 2000
-------------------------------
AUGUSTINE J. FABIANI


/S/ WILLIAM L. LANE              DIRECTOR                                          MARCH  9, 2000
-------------------------------
WILLIAM L. LANE


/S/ FRANK J. LEONE, JR.          DIRECTOR                                          MARCH  9, 2000
-------------------------------
FRANK J. LEONE, JR



ROBERT H. PANGIONE               DIRECTOR                                          MARCH  9, 2000


/S/ BRIAN W. THOMPSON            PRESIDENT, CHIEF OPERATING OFFICER AND DIRECTOR   MARCH  9, 2000
-------------------------------
BRIAN W. THOMPSON


/S/ WALTER W. TOPHAM             DIRECTOR                                          MARCH  9, 2000
-------------------------------
WALTER W. TOPHAM


/S/ ROBERT H. WATKINSON          DIRECTOR                                          MARCH  9, 2000
-------------------------------
ROBERT H. WATKINSON
