Form 10-Q
period 2000-03-31
FIRST ESSEX BANCORP INC
filed 2000-05-12
CIK 808246

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              --------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended   3/31/00
                                                   -------------

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from______to______

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

                                  Yes  X    No
                                      ----     ----

The number of shares outstanding of each of the registrant's classes of common stock as of March 31, 2000:

              Title of Class                            Shares Outstanding
              --------------                            ------------------

         Common Stock, $.10 par value                       7,583,400

                    CAUTIONARY STATEMENT FOR PURPOSES OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

First Essex Bancorp, Inc. (the Company) desires to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. This Report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance, assumptions, and other statements which are other than statements of historical fact. The Company wishes to caution readers that the following important factors, among others, may have affected, and could in the future affect, the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward- looking statement made by, or on behalf of, the Company herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company and its wholly owned banking subsidiary, First Essex Bank, FSB, must comply, and the associated costs of compliance with such laws and regulations, either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including increased competition from larger regional and out-of-state banking organizations as well as nonbank providers of various financial services; (iv) the effect of unforeseen changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional and national economies.

                            FIRST ESSEX BANCORP, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION                                                                           PAGE
     ITEM 1.        Financial Statements (unaudited)

                    Consolidated Balance Sheets as of  March 31, 2000
                       and December 31, 1999                                                                4

                    Consolidated Statements of Operations for the
                       three months ended March 31, 2000 and 1999                                           5

                    Consolidated Statements of Stockholders' Equity
                       for the three months ended March 31, 2000 and 1999                                   6

                    Consolidated Statements of Cash Flows for the
                       three months ended March 31, 2000 and 1999                                           7

                    Notes to the Consolidated Financial Statements                                          8


       ITEM 2.      Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                                 10

       ITEM 3.      Quantitative and Qualitative Disclosure
                       About Market Risk                                                                   18


PART II - OTHER INFORMATION

       ITEM 4.      Submission of Matters to a Vote of Security Holders                                    20

       ITEM 6.      Exhibits and Reports on Form 8-K                                                       23


ITEM 1.  FINANCIAL STATEMENTS

                            FIRST ESSEX BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)



                                                              MARCH 31,         DECEMBER 31,
                                                                2000                2000
                                                            ------------        ------------
                                                                (Dollars in thousands)
ASSETS
Cash and cash equivalents                                   $     38,952        $     41,598
Investment securities available-for-sale                         428,521             434,041
Stock in Savings Bank Life Insurance Company                       1,194               1,194
Stock in Federal Home Loan BAnk of Boston                         19,985              19,985
Mortgage loans held-for-sale                                       1,344               3,054
Loans receivable, less allowance for loan losses of
   $11,344 and $11,339                                           840,525             797,892
Foreclosed property                                                  525               8,672
Bank premises and equipment                                       10,482                 447
Accrued interest receivable                                        8,372              10,692
Intangible assets                                                 21,113              21,763
Other assets                                                      38,336              37,980
                                                            ------------        ------------

                                                            $  1,409,349        $  1,377,318
                                                            ============        ============

LIABILITIES
Deposits                                                    $  1,043,427        $  1,002,761
Borrowed funds                                                   254,364             268,962
Mortgagors' escrow accounts                                        1,514               1,162
Other Liabilities                                                  7,239              12,855
                                                            ------------        ------------
   Total Liabilities                                           1,306,544           1,285,740
                                                            ------------        ------------

Company-obligated mandatorily redeemable trust preferred
   securities of subsidiary trust holding solely junior
   subordinated debentures of the company                          9,665                  --

STOCKHOLDERS' EQUITY
Series preferred stock: $.10 par value per share; 5,000,000
   shares authorized, no shares issued or outstanding
   Common stock, $.10 par value per share; 25,000,000 shares
   authorized, 9,746,700 and 9,745,200 shares issued                 975                 975
Additional paid-in capital                                        77,869              77,851
Retained earnings                                                 46,026              44,027
Treasury stock, at cost, 2,163,300 and 2,153,300 shares          (19,396)            (19,244)
Accumulated other comprehensive income                           (12,334)            (12,031)
                                                            ------------        ------------
   Total Stockholders' Equity                                     93,140              91,578
                                                            ------------        ------------

                                                            $  1,409,349        $  1,377,318
                                                            ============        ============

                            FIRST ESSEX BANCORP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                       Three Months Ended March 31,
                                                                       ----------------------------
                                                                         2000               1999
                                                                       --------           --------
                                                                           (Dollars in thousands,
                                                                          except per share amounts)

Interest and dividend income:
    Loans                                                             $  17,917          $  15,746
    Investment securities available-for-sale                              7,440              6,685
    Short-term investments                                                  145                243
    Other earning assets                                                    265                263
                                                                      ---------          ---------
       Total interest and dividend income                                25,767             22,937
                                                                      ---------          ---------

Interest expense
    Deposits                                                              9,776              8,715
    Borrowed funds                                                        3,838              3,146
                                                                      ---------          ---------
       Total interest expense                                            13,614             11,861
                                                                      ---------          ---------

Net interest income                                                      12,153             11,076
    Provision for loan losses                                               600                600
                                                                      ---------          ---------

Net interest income after provision for loan losses                      11,553             10,476
                                                                      ---------          ---------

Non-interest income
    Net gain on sales of mortgage loans                                     218                315
    Net loss on sale of investment securities                               (18)              --
    Loan fees                                                               184                176
    Other income                                                          1,368                914
                                                                      ---------          ---------
       Total non-interest income                                          1,752              1,405
                                                                      ---------          ---------

Non-interest expense
    Salaries and employee benefits                                        3,722              3,345
    Buildings and equipment                                               1,136              1,179
    Professional services                                                   347                297
    Information processing                                                  635                596
    Insurance                                                               104                 74
    Expenses, gains and losses on
       and write-downs of, foreclosed property                               63                192
    Other                                                                 1,098                936
    Amortization of intangible assets                                       650                666
                                                                      ---------          ---------
       Total non-interest expenses                                        7,755              7,285
                                                                      ---------          ---------

Minority interest                                                            27               --

Income before provision for income taxes                                  5,523              4,596

Provision for income taxes                                                2,158              1,725
                                                                      ---------          ---------
Net income                                                            $   3,365          $   2,871
                                                                      =========          =========

Earnings per share - Basic                                            $    0.44          $    0.38
                                                                      =========          =========
Earnings per share - Diluted                                          $    0.43          $    0.37
                                                                      =========          =========

Dividends declared per share                                          $    0.18          $    0.16
                                                                      =========          =========

Weighted average number of shares - basic                             7,592,268          7,613,831
                                                                      =========          =========

Weighted average number of shares - diluted                           7,738,746          7,807,966
                                                                      =========          =========

                            FIRST ESSEX BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)



                                                                       COMPONENTS OF STOCKHOLDERS' EQUITY
                                                            -------------------------------------------------------
                                                                                            ACCUMULATED
                                                                                                OTHER
                                   COMPREHENSIVE   COMMON    PAID IN    RETAINED  TREASURY  COMPREHENSIVE
                                       INCOME       STOCK    CAPITAL    EARNINGS    STOCK       INCOME      TOTAL
                                   ------------- ---------  ---------  ---------  --------- ------------- ---------
                                                                (Dollars in thousands)
BALANCE AT DECEMBER 31, 1999                     $     975  $  77,851  $  44,027  $ (19,244)  $ (12,031)  $  91,578
COMPREHENSIVE INCOME:
NET INCOME                            $   3,365                            3,365                              3,365
OTHER COMPREHENSIVE INCOME:
   - UNREALIZED SECURITIES LOSSES,
      NET OF TAX BENEFIT,
      ARISING DURING THE PERIOD            (314)
   - LESS: RECLASSIFICATION
      ADJUSTMENT FOR SECURITY
      LOSSES INCLUDED IN NET
      INCOME, NET OF TAX BENEFIT             11
                                      ---------
TOTAL OTHER COMPREHENSIVE INCOME           (303)                                                   (303)       (303)
                                      ---------
TOTAL COMPREHENSIVE INCOME            $   3,062
                                      =========
CASH DIVIDENDS DECLARED                                                   (1,366)                            (1,366)
STOCK OPTIONS EXERCISED                                            18                                            18
ACQUISITIONS OF TREASURY STOCK                                                         (152)                   (152)
                                                 ---------  ---------  ---------  ---------   ---------   ---------
BALANCE AT MARCH 31, 2000                        $     975  $  77,869  $  46,026  $ (19,396)  $ (12,334)  $  93,140
                                                 =========  =========  =========  =========   =========   =========

Balance at December 31, 1998                     $     971  $  77,383  $  36,359  $ (18,335)  $     704   $  97,082

Comprehensive income:
Net income                            $   2,871                            2,871                              2,871
Other comprehensive income:
  - Unrealized securities losses,
     net of tax benefit, arising
     during the period                   (1,407)
  - Less: reclassification
     adjustment for security gains
     included in net income, net of
     tax expense                            --
                                      ---------
Total other comprehensive income
  income                                 (1,407)                                                (1,407)      (1,407)
                                      ---------
Total Comprehensive income            $   1,464
                                      =========
Cash dividends declared                                                    (1,219)                           (1,219)
Stock options exercised                                  1         101                                          102
                                                 ---------  ----------  ---------  ---------    -------   ---------
Balance at March 31, 1999                        $     972  $   77,484  $  38,011  $ (18,335)   $  (703)  $  97,429
                                                 =========  ==========  =========  =========    =======   =========


                            FIRST ESSEX BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)




                                                                         Three Months Ended March 31,
                                                                         ---------------------------
                                                                             2000            1999
                                                                         -----------     -----------
Cash flows from operating activities:
    Net income                                                           $     3,365     $     2,871
Adjustments to reconcile net income to net cash provided by
 operating activities:
    Provision for loan losses                                                    600             600
    Depreciation and amortization                                                510             515
    Gain on sales of foreclosed property                                          (7)            (12)
    Amortization of investment securities discounts and premiums, net            126             202
    Amortization of intangible assets                                            650             666
    Proceeds from sales of mortgage loans and mortgage servicing rights       11,629          22,060
    Mortgage loans originated for sale                                        (9,701)        (22,017)
    Realized losses on the sale of investment securities                          18              --
    Realized gains on the sale of mortgage loans                                (218)           (315)
    Decrease in accrued interest receivable                                      300             309
    Increase in other assets                                                    (691)           (244)
    Increase (decrease) in other liabilities                                  (4,860)          2,020
                                                                         -----------     -----------
Net cash provided by operating activities                                      1,721           6,655

Cash flows from investing activities:
    Proceeds from sales of available-for-sale securities                         107              --
    Proceeds from maturities and principal payments of
     available-for-sale securities                                             8,594          28,377
    Purchases of available-for-sale securities                                (4,384)       (142,062)
    Loans originated and purchased, net of principal collected               (43,824)         (1,085)
    Proceeds from sales of foreclosed property                                   520             725
    Purchases of bank premises and equipment                                    (300)           (344)
                                                                         -----------     -----------
Net cash used in investing activities                                        (39,287)       (114,389)

Cash flows from financing activities:
    Net increase in demand deposits, NOW accounts and savings accounts         3,963           1,725
    Net increase (decrease) in term deposits                                  36,703          (2,427)
    Net increase (decrease) in borrowed funds with maturities of
     three months or less                                                    (60,007)         24,698
    Proceeds from borrowed funds with maturities in excess of three months   130,566          65,000
    Repayments of borrowed funds with maturities in excess of three months   (85,157)        (22,148)
    Proceeds from the issuance of Company-obligated trust preferred securities of subsidiary trust holding solely junior
     subordinated debentures of the Company                                   10,000              --
    Net increase in mortgagors' escrow accounts                                  352             785
    Dividends paid                                                            (1,366)         (1,219)
    Stock options exercised                                                       18             102
    Common stock repurchases                                                    (152)             --
                                                                         -----------     -----------
    Net cash provided by financing activities                                 34,920          66,516
                                                                         -----------     -----------
    Net decrease in cash and cash equivalents                                 (2,646)        (41,218)
Cash and cash equivalents at beginning of period                              41,598          90,383
                                                                         -----------     -----------
Cash and cash equivalents at end of period                               $    38,952     $    49,165
                                                                         ===========     ===========

Supplemental disclosure of cash flow information:
    Interest paid during the year                                        $    13,514     $    11,666
    Income taxes paid during the year                                            758             654
Supplemental schedule of noncash financing and investing activities:
    Real estate acquired through, or deeds in lieu of, foreclosure               951              --

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying consolidated financial statements are unaudited and include the accounts of the Company and its subsidiary, First Essex Bank, FSB. These financial statements reflect, in management's opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company's financial position and the results of its operations and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's 1999 Form 10-K.

EARNINGS PER SHARE

Basic EPS amounts have been computed by dividing reported earnings available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. Dilutive EPS amounts have been computed using the weighted average number of common and common equivalent shares and the dilutive potential common shares (stock options outstanding and exercisable) during the period. Included in diluted EPS are 146,478 and 194,135 dilutive potential shares for the quarters ended March 31, 2000 and 1999, respectively. Excluded from diluted earnings per share were options to purchase 494,344 and 300,566 shares at March 31, 2000 and 1999, respectively. These shares were excluded as the exercise price was greater than average market price of the common shares during the respective periods.

2.       COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

On March 23, 2000, the Company organized a wholly-owned Delaware business trust which issued $10 million face amount of the trust's 10.875% Fixed Rate Capital Trust Pass-Through Securities ("Capital Securities") scheduled to mature in 2030 to a private investor. Simultaneously, the trust used the proceeds of that sale to purchase $10 million principal amount of the Company's 10.875% Fixed Rate Junior Subordinated Deferrable Interest Debentures due 2030 ("Subordinated Debt"). Both the Capital Securities and the Subordinated Debt are callable by the Company at any time after 10 years from the issue date. The Subordinated Debt is an unsecured obligation of the Company and is junior in right of payment to all present and future senior indebtedness of the Company. The Capital Securities are guaranteed by the Company on a subordinated basis. The Company intends to use the net proceeds of approximately $9.7 million for general corporate purposes, including the repurchase of shares of the Company's outstanding common stock.

The Trust Preferred Securities are presented in the consolidated balance sheets of the Company titled "Company-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company." The Company records distributions payable on the Trust Preferred Securities as a Minority Interest Expense in its consolidated statements of income. The cost of issuance of the Trust Preferred Securities totaled $335 thousand and is being accreted on the effective interest rate method.

3. BUSINESS SEGMENTS

In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting operating segments of a business enterprise and descriptive information about the operating segments in financial statements. Operating segments are components of an enterprise which are evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker is the Chief
Executive Officer and Chairman of the Board of the Company. The adoption of SFAS No. 131 did not have a material effect on the Company's primary financial statements, but did result in the disclosure of segment information contained herein. The Company has identified its reportable operating business segment as Community Banking, based on the products and services provided to its customers.

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


                                                           Consolidation
                                  Community                 Adjustments
                                   Banking        Other   and Eliminations     Consolidated
                                 ----------------------------------------------------------
March 31, 2000
    Investment securities          $  449,700       $    --        $     --     $  449,700
    Net loans                         841,869            --              --        841,869
    Total assets                    1,409,268        62,998         (62,917)     1,409,349

    Total interest income              25,765            44             (42)        25,767
    Total interest expense             13,628            28             (42)        13,614
    Net interest income                12,137            16              --         12,153
    Net income                          3,374            (9)             --          3,365


March 31, 1999
    Investment securities             478,296            --              --        478,296
    Net loans                         722,645            --              --        722,645
    Total assets                    1,315,439        48,878         (47,099)     1,317,218

    Total interest income              22,935             4              (2)        22,937
    Total interest expense             11,863            --              (2)        11,861
    Net interest income                11,072             4              --         11,076
    Net income                          2,869             2              --          2,871

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            FIRST ESSEX BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS

                                 MARCH 31, 2000

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

                              RESULTS OF OPERATIONS

Net income for the three months ended March 31, 2000 was $3.4 million compared to $2.9 million for same period in 1999, or a 17.2% increase. Net interest income totaled $12.2 million for the quarter compared to $11.1 million for the same period in 1999. The increase in net interest income of $1.1 million, combined with an increase in noninterest income of $347 thousand, offset by increases in noninterest expense of $470 thousand, accounts for the $927 thousand increase in pretax income.

ANALYSIS OF AVERAGE YIELDS EARNED AND RATES PAID

The following table presents an analysis of average yields earned and rates paid for the periods indicated:

                                                                          For the Three Months Ended March 31,
                                                  ------------------------------------------------------------------
                                                                     2000                                       1999
                                                  ----------------------------------------      ------------------------------------
                                                                  Interest      Average                        Interest     Average
                                                    Average       Earned/       Yield/           Average       Earned/      Yield/
                                                    Balance       Paid          Rate             Balance       Paid         Rate
                                                  ----------      --------     ---------        ----------     ---------    ------

                                                                              (Dollars in thousands)
Assets
Earning assets
    Short-term investments                      $    12,295      $    145       4.72%      $    22,942       $    243        4.24%
    Investment securities                           448,284         7,440       6.64%          431,362          6,685        6.20%
   Total loans (1)                                  829,786        17,917       8.64%          732,024         15,746        8.60%
   Other earning assets                              17,500           265       6.06%           17,398            263        6.05%
                                                -----------     ---------                  -----------         ------
           Total earning assets                   1,307,865        25,767       7.88%        1,203,726         22,937        7.62%
     Allowance for loan losses                      (11,271)                                   (11,286)
                                                -----------                                -----------
           Total earning assets less allowance
                for loan losses                   1,296,594                                  1,192,440
     Other assets                                    85,075                                     72,624
                                                -----------                                -----------
           Total assets                         $ 1,381,669                                $ 1,265,064
                                                ===========                                ===========
Liabilities and Stockholders' Equity
Deposits
     NOW accounts                                  $ 52,374      $    104       0.79%      $    50,165       $    120        0.96%
     Money market accounts                           94,418           751       3.18%           99,352            770        3.10%
     Savings accounts                               264,217         2,308       3.49%          222,685          1,679        3.02%
     Time deposits                                  510,172         6,613       5.18%          463,596          6,146        5.30%
                                                -----------      --------                  -----------       --------
Total interest bearing deposits                     921,181         9,776       4.24%          835,798          8,715        4.17%
Borrowed funds                                      264,144         3,838       5.81%          228,412          3,146        5.51%
                                                -----------      --------                  -----------       --------
Total interest bearing deposits and
        borrowed funds                            1,185,325        13,614       4.59%        1,064,210         11,861        4.46%
                                                -----------      --------                  -----------       --------
Demand deposits                                      98,279                                     88,853
Other liabilities                                     3,812                                     13,446
                                                -----------                                -----------
       Total liabilities                          1,287,416                                  1,166,509
Trust preferred securities                              989                                          0
Stockholders' equity                                 93,264                                     98,555
                                                -----------                                -----------
       Total liabilities, trust preferred
       securities and stockholders' equity      $ 1,381,669                                $ 1,265,064
                                                ===========                                ===========

Net interest income                                              $ 12,153                                    $ 11,076
                                                                 ========                                    ========

Weighted average interest
     rate spread                                                                3.29%                                        3.16%
                                                                                ====                                         ====
Net yield on average
     earning assets (2)                                                         3.72%                                        3.68%
                                                                                ====                                         ====

Return on average assets                                                        0.97%                                        0.91%
                                                                                ====                                         ====
Return on average equity                                                       14.43%                                       11.65%
                                                                                ====                                         ====


(1) Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for loan losses divided by average earning assets.


NET INTEREST INCOME

Net interest income increased by $1.1 million to $12.2 million for the three months ended March 31, 2000. This represents an increase of 9.7% from $11.1 million when compared to the same period in 1999.

INTEREST AND DIVIDEND INCOME

Interest and dividend income increased by $2.8 million (12.3%) to $25.8 million for the three month period ended March 31, 2000, from $22.9 million in the same period in 1999. The changes primarily relate to volume increases in both loans and investment securities. The average yield on earning assets also increased to 7.88% as compared to 7.62% for the same period of 1999.

INTEREST EXPENSE

Interest expense increased by $1.8 million (14.8%) to $13.6 million, for the three months ended March 31, 2000 when compared to the same period in 1999. This increase is primarily attributable volume increases in both deposits and borrowed funds. The average cost of funds also increased to 4.59% for the three months ended March 31, 2000 as compared to 4.46% for the same period in 1999.

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

The provisions for loan losses totaled $600 thousand for both of the three month periods ended March 31, 2000 and 1999. Provisions result from management's continuing internal review of the loan portfolio as well as its judgement as to the adequacy of the reserves in light of the condition of the regional real estate and other markets, and the economy in general. As a result of increased loans, there is an expectation that the Bank will continue to find it necessary to make provisions for loan losses in the future. See "Financial Condition - Non-Performing Assets."

NONINTEREST INCOME

Noninterest income consists of net gains from the sales of mortgage loans and mortgage loan servicing rights and gains on the sale of investment securities, together with fee and other noninterest income.

Noninterest income increased by $347 thousand (24.7%) to $1.8 million for the three months ended March 31, 2000 compared to $1.4 million for the same period in 1999. The increase in noninterest income for the three months ended March 31, 2000 is primarily attributable to income of approximately $230 thousand recognized on bank-owned life insurance policies purchased during the third quarter of 1999 and a special dividend received from the Depositors Insurance Fund of Massachusetts of $86 thousand.

NONINTEREST EXPENSE

Noninterest expense increased to $7.8 million for the three months ended March 31, 2000, compared to $7.3 million for the same period in 1999. Of this $470 thousand increase (6.5%), approximately $377 thousand is represented by higher salary and benefit costs. At March 31, 2000, the Company had 312 full-time equivalent employees compared to 301 at March 31, 1999. The remaining increase was spread throughout the components of noninterest expense, offset by reductions in costs associated with foreclosed properties.

                               FINANCIAL CONDITION

Total assets amounted to $1,409.3 million at March 31, 2000, an increase of $32.0 million or 2.3% from $1,377.3 million at December 31, 1999.

LOANS

At March 31, 2000, the loan portfolio, including mortgage loans held for sale, and before consideration of the allowance for loan losses, was $853.2 million, representing 60.5% of total assets, compared to $812.3 million or 59.0% of total assets at December 31, 1999.

The following table sets forth information concerning the Company's loan portfolio at the dates indicated. The balances shown in the table are net of unadvanced funds and unearned discounts and fees.

                                                              March 31, 2000         December 31, 1999
                                                         --------------------      -------------------------
                                                                       (Dollars in thousands)
Real Estate:
          Residential                                       $136,774         16.0%      $144,021       17.7%
          Commercial                                         110,280         12.9        111,272       13.7
          Construction                                        57,693          6.8         51,353        6.3
                                                         ------------      ---------    ---------     -------
     Total Real Estate Loans                                 304,747         35.7        306,646       37.7
                                                         ------------      ---------    ---------     -------

     Owner occupied Commercial Real Estate                    67,031          7.9         63,367        7.8

     Commercial loans                                        104,478         12.2         98,701       12.1

     Aircraft loans                                          128,989         15.1        107,007       13.2

     Consumer loans
              Home Equity, Home Improvement
                 & Second Mortgage                            51,808          6.1         51,622        6.4
              Automobile                                     191,656         22.5        180,075       22.2
              Other                                            4,505          0.5          4,867        0.6
                                                         ------------      ---------    ---------     -------
          Total consumer loans                               247,969         29.1        236,564       29.2

               Total loans                                  $853,214        100.0%      $812,285      100.0%
                                                         ============      =========    =========     =======

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

The following table summarizes the activity in the allowance for loan losses (including amounts established for impaired loans) for the three months ended March 31, 2000.


                                                                       (Dollars in Thousands)
Balance at beginning of period                                                $ 11,339

Provision for loan losses                                                          600

Charge-offs                                                                       (758)
Recoveries                                                                         163
                                                                             -----------

     Net charge-offs                                                              (595)
                                                                             -----------

Balance at end of period                                                      $ 11,344
                                                                             ===========

Total loans at end of period                                                 $ 853,214
Average loans for the period                                                   829,786
Allowance to loans ratio                                                          1.33%
Net charge-offs to average loans ratio (annualized)                               0.29%

NONPERFORMING ASSETS

Nonperforming assets consist of nonaccruing loans (including loans impaired under SFAS No. 114), and foreclosed property. Nonperforming assets totaled $3.6 million at March 31, 2000 and $3.9 million at December 31, 1999.

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

The following table indicates the recorded investment of nonperforming assets and the related valuation allowance for impaired loans.

                                                           March 31, 2000                        December 31, 1999
                                               ------------------------------------     -------------------------------
                                                                    Impaired Loan                         Impaired Loan
                                                  Recorded            Valuation         Recorded           Valuation
                                                  Investment          Allowance        Investment           Allowance
                                                  -----------      --------------      ----------        -------------
Non-accruing Loans
     Impaired Loans
          Requiring a valuation allowance              $ 343               $ 247             $ 312               $ 229
          Not requiring a valuation allowance             15                  --               242                  --
                                                  -----------      --------------      -----------       -------------
                                                         358                 247               554                 229

          Restructured Loans                             301                  75               303                  75
                                                  -----------      --------------      -----------        ------------
     Total impaired                                      659               $ 322               857               $ 304
                                                                   ==============                         ============

     Residential Mortgage                              1,054                                 1,187
     Other                                             1,314                                 1,381
                                                  -----------                          -----------
Total non-accruing                                     3,027                                 3,425

Foreclosed property, net                                 525                                   447
                                                  -----------                          -----------

Total non-performing assets                          $ 3,552                               $ 3,872
                                                  ===========                          ===========

Percentage of non-performing assets
     to total assets                                    0.25%                                 0.28%
Percentage of allowance for loan
    losses to non-accruing loans                       374.8%                                331.1%

The valuation allowance for impaired loans is included in the allowance for loan losses on the balance sheet.

INVESTMENTS

At March 31, 2000, the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank ("FHLB") stock and stock in the Savings Bank Life Insurance Company of Massachusetts, totaled $449.7 million or 31.9% of total assets, compared to $455.2 million or 33.1% of total assets at December 31, 1999. Interest and dividend income on the investment portfolio generated 30.5% of total interest and dividend income for the three months ended March 31, 2000 compared to 31.4% for the same period in 1999.

To identify and control market risks associated with the investment portfolio, the Company has established policies and procedures, which include stop loss limits and stress testing on a periodic basis.

DEPOSITS

Deposits are the primary source of funds for lending and investment activities. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition. At March 31, 2000 the Bank had total deposits of $1,043.4 million representing a net increase of $40.7 million compared to total deposits of $1,002.8 million at December 31, 1999.

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

BORROWED FUNDS

The Bank is a member of the FHLB and is entitled to borrow from the FHLB by pledging certain assets. The Bank also utilizes short term repurchase agreements with maturities less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. These borrowings are an alternative source of funds compared to deposits and decreased from $269.0 million at December 31, 1999 to $254.4 million at March 31, 2000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of March 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

The most recent notification from the Office of Thrift Supervision ("OTS") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table.

The Bank's actual capital amounts and ratios are also presented in the table. As of March 31, 2000, the OTS did not deem it necessary for an interest-rate risk component to be deducted from capital in determining risk-based capital requirements.

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



The following table displays the Bank's capital calculations as defined under prompt corrective action for the periods indicated:

                                                                                                    TO BE WELL
                                              FIRST ESSEX BANK, FSB          FOR CAPITAL      CAPITALIZED UNDER PROMPT
                                                ACTUAL       ACTUAL       ADEQUACY PURPOSES   CORRECTIVE ACTION PROVISION:
                                              ---------------------       -----------------   ----------------------------
                                                AMOUNT        RATIO        AMOUNT    RATIO     AMOUNT              RATIO
                                              ---------------------       -----------------   ----------------------------
MARCH 31, 2000 (UNAUDITED)

                                                                                  GREATER
                                                                                    THAN
                                                                                  OR EQUAL
TANGIBLE CAPITAL ( TO TANGIBLE ASSETS)           $ 84,190     5.97%      $ 21,146  TO  1.50%           N/A

                                                                                                          GREATER THAN
                                                                                                            OR EQUAL
TIER 1 (CORE) CAPITAL (TO ADJUSTED ASSETS)         84,190     5.97          56,390     4.00        $ 70,488    TO    5.00%

TIER 1 (CORE) (TO RISK WEIGHTED ASSETS)            84,190     8.89          37,865     4.00          56,797          6.00

TOTAL RISK BASED CAPITAL
        (TO RISK WEIGHTED ASSETS)                  95,222    10.06          75,730     8.00          94,662         10.00


December 31, 1999
                                                                                 GREATER
                                                                                   THAN
                                                                                 OR EQUAL
Tangible Capital ( to Adjusted Assets)           $ 81,565     5.93        $ 20,648  TO 1.50%           n/a

                                                                                                            GREATER
                                                                                                            THAN OR
                                                                                                             EQUAL
Tier 1 (Core) Capital (to Adjusted Assets)         81,565     5.93          55,061     4.00          68,826    TO    5.00%

Tier 1 Capital (to Risk Weighted Assets)           81,565     9.00          36,250     4.00          54,375          6.00

Total Risk Based Capital
         (to Risk Weighted Assets)                 92,570    10.21          72,500     8.00          90,625         10.00


YEAR 2000

The following constitutes the Company's Year 2000 Readiness disclosure under the Year 2000 Information and Readiness Disclosure Act. The potential problem with Year 2000 ("Y2K") concerned the inability of information systems, primarily software programs, to properly recognize and process date sensitive information for the year 2000 and beyond.

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

RECENT ACCOUNTING DEVELOPMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

INTEREST RATE RISK

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change the interest income and expense streams associated with the Company's financial instruments also change thereby impacting net interest income (NII), the primary component of the Company's earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NI sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk. There have been no material changes in the interest rate risk reported at the conclusion of the Company's December 31, 1999 year end.

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

Net cash provided from operating activities totaled $1.7 million for the three months ended March 31, 2000 compared to $6.7 million that was provided by operating activities for the same period in 1999. The change is primarily related to a decrease in other liabilities partially offset by the increase in proceeds from sales of mortgage loans during the first three months of 2000 as compared to the prior period.

Net cash used for investing activities totaled $39.3 million for the three months ended March 31, 2000 compared to net cash used of $114.4 million for the comparable period in 1999. The decrease in net cash used by investing activities during the first quarter of 2000 as compared to the same period of 1999 is primarily attributable to the decrease in purchases of investment securities, offset by the growth in loans.

Net cash provided by financing activities totaled $34.9 million for the three months ended March 31, 2000, compared to net cash provided of $66.5 million for the comparable period in 1999. The change primarily reflects the reduced level of borrowed funds offset by the growth in deposits and the issuance of trust preferred securities.

IMPACT OF INFLATION

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require measurement of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

An important concept in understanding the effect of inflation on financial institutions is the distinction between monetary and non-monetary items. In a stable environment, monetary items are those assets and liabilities that are or will be converted into a fixed amount of dollars regardless of changes in prices. Examples of monetary items include cash, investment securities, loans, deposits and borrowings. Non-monetary items are those assets and liabilities that gain or lose general purchasing power a a result of the relationships between specific prices for the items and price change levels. Examples of non-monetary items include equipment and real estate. Additionally, interest rates do not necessarily move in the same direction, or in the same magnitude, as the prices of goods and services as measured by the consumer price index.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders of the registrant was held on May 4, 2000. All nominees of the Board of Directors of the registrant were re-elected for a three-year term. Votes were cast as follows:

    1.       Election of Three Class III Directors


                  NOMINEE                               FOR               WITHHELD
                  -------                               ---               --------
                  Frank J. Leone, Jr.                6,501,885            144,143
                  Robert H. Pangione                 6,500,040            145,988
                  Brian W. Thompson                  6,501,740            144,288


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

    (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2000.

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



                                            FIRST ESSEX BANCORP, INC.
                                            -------------------------
                                                    (Registrant)






Date:  May 10, 2000                         By /s/ DOUGLAS E. MOISAN
                                               ---------------------
                                               Douglas E. Moisan
                                               Senior Vice President
                                               and Principal Accounting Officer