Form 10-Q
period 2000-06-30
FIRST ESSEX BANCORP INC
filed 2000-08-04
CIK 808246

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For the quarterly period ended 6/30/00


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                     For the transition period from _____ to

                         Commission file number 0-16143
                                                -------

                            FIRST ESSEX BANCORP, INC.
                            -------------------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                              04-2943217
    -----------------                                          ----------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

     71 MAIN STREET, ANDOVER,  MA                                01810
----------------------------------------                       ----------
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

                             Yes   X       No
                                 -----       -----

The number of shares outstanding of each of the registrant's classes of common stock as of June 30, 2000:

       TITLE OF CLASS                                     SHARES OUTSTANDING
     ------------------                                   ------------------

 Common Stock, $.10 par value                                  7,318,900

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

                            FIRST ESSEX BANCORP, INC.
                                      INDEX


PART I - FINANCIAL INFORMATION


                                                                           Page
ITEM 1.  Financial Statements (unaudited)

         Consolidated Balance Sheets as of  June 30, 2000
           and December 31, 1999                                              4

         Consolidated Statements of Operations for the
           three months ended June 30, 2000 and 1999                          5

         Consolidated Statements of Operations for the
           six months ended June 30, 2000 and 1999                            6

         Consolidated Statements of Stockholders' Equity
           for the three months ended June 30, 2000 and 1999                  7

         Consolidated Statements of Stockholders' Equity
           for the six months ended June 30, 2000 and 1999                    8

         Consolidated Statements of Cash Flows for the
           six months ended June 30, 2000 and 1999                            9

         Notes to the Consolidated Financial Statements                      10


ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                              12

ITEM 3.  Quantitative and Qualitative Disclosure
            About Market Risk                                                21




PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders                 22

ITEM 6.  Exhibits and Reports on Form 8-K                                    22

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------

                            FIRST ESSEX BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                                         June 30,                    December 31,
                                                           2000                          1999
                                                        -------------            ---------------------
                                                                  (Dollars in thousands)
ASSETS
Cash and cash equivalents                                $    60,624               $    41,598
Investment securities available-for-sale                     418,202                   434,041
Stock in Savings Bank Life Insurance Company                   1,194                     1,194
Stock in Federal Home Loan Bank of Boston                     12,771                    19,985
Mortgage loans held-for-sale                                   2,651                     3,054
Loans receivable, less allowance for  loan losses of
  $11,424 and $11,339                                        897,789                   797,892
Foreclosed property                                              193                       447
Bank premises and equipment                                   10,316                    10,692
Accrued interest receivable                                    9,377                     8,672
Intangible assets                                             20,462                    21,763
Other assets                                                  40,640                    37,980
                                                        -------------            --------------

                                                         $ 1,474,219               $ 1,377,318
                                                        =============            ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                 $ 1,070,473               $ 1,002,761
Borrowed funds                                               290,055                   268,962
Mortgagors' escrow accounts                                      706                     1,162
Other liabilities                                             12,433                    12,855
                                                        -------------            --------------

    Total liabilities                                      1,373,667                 1,285,740
                                                        -------------            --------------


Company-obligated mandatorily redeemable
   trust preferred securities of subsidiary trust
   holding solely junior subordinated
   debentures of the Company                                   9,671                      ----

STOCKHOLDERS' EQUITY:
Serial preferred stock:  $.10 par value per
 share; 5,000,000 shares
authorized, no shares issued or outstanding
Common stock, $.10 par value per share;
 25,000,000 shares authorized, 9,748,200
 and 9,745,200 shares issued                                     975                       975
Additional paid-in capital                                    77,885                    77,851
Retained earnings                                             48,424                    44,027
Treasury stock, at cost, 2,429,300
 and 2,153,300 shares                                        (23,535)                  (19,244)
Accumulated other comprehensive income                       (12,868)                  (12,031)
                                                       --------------            --------------

 Total stockholders' equity                                   90,881                    91,578
                                                       --------------            --------------
                                                         $ 1,474,219               $ 1,377,318
                                                       ==============            ==============

                            FIRST ESSEX BANCORP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)


                                                                         Three Months Ended June 30,
                                                                             2000          1999
                                                                           ---------    ------------
                                                                           (Dollars in thousands,
                                                                          except per share amounts)
Interest and dividend income:
   Loans                                                                    $ 19,859       $ 16,179
   Investment securities available-for-sale                                    7,306          7,368
   Short-term investments                                                        131            155
   Other earning assets                                                          263            262
                                                                            --------       --------
       Total interest and dividend income                                     27,559         23,964
                                                                            --------       --------

Interest expense
   Deposits                                                                   10,351          8,645
   Borrowed funds                                                              4,039          3,781
                                                                            --------       --------
       Total interest expense                                                 14,390         12,426
                                                                            --------       --------

Net interest income                                                           13,169         11,538
   Provision for loan losses                                                     725            600
                                                                            --------       --------
Net interest income after provision for loan losses                           12,444         10,938
                                                                            --------       --------

Non-interest income
   Net gain on sales of mortgage loans and mortgage servicing rights             159            220
   Net gain on sale of investment securities                                       0             54
   Loan fees                                                                     201            171
   Other fee income                                                            1,328            927
                                                                            --------       --------
       Total non-interest income                                               1,688          1,372
                                                                            --------       --------

Non-interest expense
   Salaries and employee benefits                                              3,684          3,441
   Buildings and equipment                                                     1,229          1,185
   Professional services                                                         282            365
   Information processing                                                        642            635
   Insurance                                                                      84             82
   Expenses, gains and losses on
       and write-downs of, foreclosed property                                   118            156
   Amortization of intangible assets                                             650            665
   Other                                                                       1,058          1,019
                                                                            --------       --------
       Total non-interest expenses                                             7,747          7,548
                                                                            --------       --------

Minority interest                                                                280           ----

Income before provision for income taxes                                       6,105          4,762

Provision for income taxes                                                     2,388          1,797
                                                                            --------       --------
Net income                                                                   $ 3,717        $ 2,965
                                                                            ========       ========

Earnings per share - Basic                                                   $  0.50        $  0.39
                                                                            ========       ========
Earnings per share - Diluted                                                 $  0.49        $  0.38
                                                                            ========       ========
Dividends declared per share                                                 $  0.18        $  0.16
                                                                            ========       ========

Weighted average number of shares - basic                                  7,395,422      7,636,177
                                                                           =========      =========
Weighted average number of shares - diluted                                7,569,962      7,819,729
                                                                           =========      =========

                            FIRST ESSEX BANCORP, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (UNAUDITED)

                                                                          Six Months Ended June 30,
                                                                             2000           1999
                                                                          ----------     -----------
                                                                           (Dollars in thousands,
                                                                           except per share amounts)
Interest and dividend income:
   Loans                                                                     $ 37,776      $ 31,925
   Investment securities available-for-sale                                    14,746        14,053
   Short-term investments                                                         276           398
   Other earning assets                                                           528           525
                                                                            ---------     ---------
       Total interest and dividend income                                      53,326        46,901
                                                                            ---------     ---------

Interest expense
   Deposits                                                                    20,127        17,360
   Borrowed funds                                                               7,877         6,927
                                                                            ---------     ---------
       Total interest expense                                                  28,004        24,287
                                                                            ---------     ---------

Net interest income                                                            25,322        22,614
Provision for loan losses                                                       1,325         1,200
                                                                            ---------     ---------

Net interest income after provision
   for loan losses                                                             23,997        21,414
                                                                            ---------     ---------

Non-interest income
   Net gain on sales of mortgage loans and mortgage servicing rights              377           535
   Net gain(loss) on sale of investment securities                                (18)           54
   Loan fees                                                                      385           347
   Other fee income                                                             2,696         1,841
                                                                            ---------     ---------
       Total non-interest income                                                3,440         2,777
                                                                            ---------     ---------

Non-interest expense
   Salaries and employee benefits                                               7,406         6,786
   Buildings and equipment                                                      2,365         2,364
   Professional services                                                          629           662
   Information processing                                                       1,277         1,231
   Insurance                                                                      188           156
   Expenses, gains and losses on
       and write-downs of, foreclosed property                                    181           348
   Amortization of intangible assets                                            1,301         1,331
   Other                                                                        2,155         1,955
                                                                            ---------     ---------
       Total non-interest expenses                                             15,502        14,833
                                                                            ---------     ---------

Minority interest                                                                 307          ----

Income before provision for income taxes                                       11,628         9,358

Provision for income taxes                                                      4,546         3,522
                                                                            ---------     ---------
Net income                                                                    $ 7,082       $ 5,836
                                                                            =========     =========

Earnings per share - basic                                                     $ 0.95        $ 0.77
                                                                            =========     =========
Earnings per share - diluted                                                   $ 0.93        $ 0.75
                                                                            =========     =========
Dividends declared per share                                                   $ 0.36        $ 0.32
                                                                            =========     =========

Weighted average number of shares - basic                                   7,493,845     7,625,066
                                                                            =========     =========
Weighted average number of shares - diluted                                 7,654,354     7,813,847
                                                                            =========     =========

                                                     FIRST ESSEX BANCORP, INC.
                              CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999
                                               (UNAUDITED)

                                                               Components of Stockholders' Equity
                                              --------------------------------------------------------------------
                                                                                                          Accumulated
                                                                                                            Other
                                     Comprehensive    Common      Paid in    Retained     Treasury       Comprehensive
                                        Income        Stock       Capital    Earnings      Stock           Income          Total
                                     -------------    ------      -------    --------     --------       -------------     -----

                                                                                (Dollars in thousands)
BALANCE AT MARCH 31, 2000                              $ 975    $ 77,869      $ 46,026     $ (19,396)      $ (12,334)    $ 93,140
COMPEHENSIVE INCOME:
NET INCOME                              $ 3,717         ----        ----         3,717          ----            ----        3,717
OTHER COMPREHENSIVE INCOME:
   - UNREALIZED SECURITIES LOSSES,
      NET OF TAX BENEFIT, ARISING
      DURING THE PERIOD                    (545)
   - RECLASSIFICATION ADJUSTMENT
     FOR SECURITY LOSSES INCLUDED IN
    NET INCOME, NET OF TAX BENEFIT          (11)
                                       --------
TOTAL OTHER COMPREHENSIVE INCOME
      INCOME                               (534)                                                                (534)        (534)
                                       --------
TOTAL COMPREHENSIVE INCOME              $ 3,183
                                       ========
CASH DIVIDENDS DECLARED                                 ----        ----        (1,319)         ----            ----       (1,319)
TREASURY STOCK REPURCHASED                                                                    (4,139)                      (4,139)
STOCK OPTIONS EXERCISED                                               16                                                       16
                                                      ------    --------     ---------    ----------      ----------    ---------
Balance at June 30, 2000                               $ 975    $ 77,885      $ 48,424     $ (23,535)      $ (12,868)    $ 90,881
                                                      ======    ========     =========    ==========      ==========    =========

Balance at March 31, 1999                              $ 972    $ 77,484      $ 38,011     $ (18,335)         $ (703)    $ 97,429
Compehensive income:
Net income                              $ 2,965         ----        ----         2,965          ----            ----        2,965
Other comprehensive income:
   - Unrealized securities losses,
      net of tax benefit, arising
      during the period                  (7,053)
   - Reclassification adjustment
     for security gains included in
    net income, net of tax expense           34
                                       --------
Total other comprehensive income
      income                             (7,087)                                                              (7,087)      (7,087)
                                       --------
Total Comprehensive income             $ (4,122)
                                       ========
Cash dividends declared                                 ----        ----        (1,222)         ----            ----       (1,222)
Stock options exercised                                    3         367                                                      370
                                                      ------    --------     ---------    ----------      ----------    ---------
Balance at June 30, 1999                               $ 975    $ 77,851      $ 39,754     $ (18,335)       $ (7,790)    $ 92,455
                                                      ======    ========     =========    ==========      ==========    =========

                            FIRST ESSEX BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)


                                                                   Components of Stockholders' Equity
                                                  --------------------------------------------------------------------
                                                                                                              Accumulated
                                                                                                                Other
                                         Comprehensive    Common      Paid in    Retained     Treasury       Comprehensive
                                            Income        Stock       Capital    Earnings      Stock           Income         Total
                                         -------------    ------      -------    --------     --------       -------------    -----

                                                                                (Dollars in thousands)
BALANCE AT DECEMBER 31, 1999                               $ 975     $77,851      $44,027      $(19,244)     $ (12,031)   $ 91,578
COMPREHENSIVE INCOME:
NET INCOME                                    $ 7,082                               7,082                                    7,082
OTHER COMPREHENSIVE INCOME:
  - UNREALIZED SECURITIES LOSSES,
    NET OF OF TAX BENEFIT, ARISING
    DURING THE PERIOD                            (848)
   - RECLASSIFICATION ADJUSTMENT
     FOR SECURITY LOSSES INCLUDED IN
     NET INCOME, NET OF TAX EXPENSE               (11)
                                           ----------
TOTAL OTHER COMPREHENSIVE INCOME                 (837)                                                            (837)       (837)
                                           ----------
TOTAL COMPREHENSIVE INCOME                    $ 6,245
                                           ==========
CASH DIVIDENDS DECLARED                                                            (2,685)                                  (2,685)
TREASURY STOCK REPURCHASED                                                                       (4,291)                    (4,291)
STOCK OPTIONS EXERCISED                                                   34                                                    34
                                                        --------    --------     --------     ---------     ----------   ---------
BALANCE AT JUNE 30, 2000                                   $ 975     $77,885      $48,424      $(23,535)     $ (12,868)   $ 90,881
                                                        ========    ========     ========     =========     ==========   =========

Balance at December 31, 1998                               $ 971     $77,383      $36,359      $(18,335)         $ 704    $ 97,082
Comprehensive income:
Net income                                    $ 5,836                               5,836                                   $5,836
Other comprehensive income:
  - Unrealized securities losses,
    net of of tax benefit, arising
    during the period                          (8,460)
   - Reclassification adjustment
     for security gains included in
     net income, net of tax expense                34
                                           ----------
Total other comprehensive income               (8,494)                                                          (8,494)     (8,494)
                                           ----------
Total Comprehensive income                   $ (2,658)
                                           ==========
Cash dividends declared                                                            (2,441)                                  (2,441)
Stock options exercised                                        4         468                                                   472
                                                        --------    --------     --------     ---------     ----------   ---------
Balance at June 30, 1999                                   $ 975     $77,851      $39,754      $(18,335)      $ (7,790)   $ 92,455
                                                        ========    ========     ========     =========     ==========   =========

                            FIRST ESSEX BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                Six Months Ended June 30,
                                                                                               --------------------------
                                                                                                2000                1999
                                                                                               ------              ------
                                                                                                  (Dollars in thousands)
Cash flows from operating activities:
    Net income                                                                                  $ 7,082            $ 5,836
Adjustments to reconcile net income to net cash provided by operating activities:
   Provision for loan losses                                                                      1,325              1,200
   Provision for depreciation and amortization                                                      847              1,020
   Gain on sales of foreclosed property                                                             (27)              ----
   Amortization of intangible assets                                                              1,301              1,331
   Amortization of investment securities discounts and premiums, net                                236                481
   Proceeds from sales of mortgage loans and mortgage servicing rights                           21,433             37,697
   Mortgage loans originated for sale                                                           (20,653)           (36,846)
   Realized gains (losses) on the sale of investment securities                                      18                (54)
   Realized gains on the sale of mortgage loans and mortgage servicing rights, net                 (377)              (535)
   Decrease in accrued interest receivable                                                         (705)               714
   Increase in other assets                                                                      (2,660)              (182)
   Increase in other liabilities                                                                    724                214
                                                                                             ----------          ---------
Net cash provided by operating activities                                                         8,544             10,876
                                                                                             ----------          ---------

Cash flows from investing activities:
   Proceeds from sales of available-for-sale securities                                            107             20,006
   Proceeds from maturities and principal payments of available-for-sale securities             17,925             47,550
   Purchases of available-for-sale securities                                                   (4,384)          (176,750)
   Purchases of Federal Home Loan Bank stock                                                      (786)              ----
   Redemption of Federal Home Loan Bank stock                                                    8,000               ----
   Loans originated and purchased, net of principal collected                                 (102,392)           (36,980)
   Proceeds from sales of foreclosed property                                                    1,451              1,229
   Purchases of bank premises and equipment                                                       (463)              (605)
                                                                                             ----------          ---------
Net cash used in investing activities                                                          (80,542)          (145,550)
                                                                                             ----------          ---------

Cash flows from financing activities:
   Net increase in demand deposits, NOW accounts and savings accounts                           11,010              8,731
   Net increase of term deposits                                                                56,702              5,291
   Net increase (decrease) in borrowed funds with maturities of three months or less           (27,157)            41,617
   Proceeds from borrowed funds with maturities in excess of three months                      167,566             65,000
   Repayments of borrowed funds with maturities in excess of three months                     (119,316)           (22,296)
   Proceeds from the issuance of Company-obligated trust preferred securities of
      subsidiary trust holding solely junior subordinated debentures of the Company              9,663                ----
   Decrease in mortgagors' escrow accounts                                                        (456)               (64)
   Dividends paid                                                                               (2,731)            (2,441)
   Stock options exercised                                                                          34                472
   Common stock repurchases                                                                     (4,291)              ----
                                                                                             ----------          ---------
Net cash provided by  financing activities                                                      91,024             96,310
                                                                                             ----------          ---------
Net increase (decrease) in cash and cash equivalents                                            19,026            (38,364)
Cash and cash equivalents at beginning of period                                                41,598             90,383
                                                                                             ----------          ---------
Cash and cash equivalents at end of period                                                     $60,624           $ 52,019
                                                                                             ==========          =========

Supplemental disclosure of cash flow information:
     Interest paid during the year                                                             $27,981            $24,390
     Income taxes paid during the year                                                           3,558              4,897
Supplemental schedule of noncash financing and investing activities:

     Real estate acquired through, or deeds in lieu of, foreclosure                              1,170                 48

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000



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

EARNINGS PER SHARE

Basic EPS amounts have been computed by dividing reported earnings available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. Dilutive EPS amounts have been computed using the weighted average number of common and common equivalent shares and the dilutive potential common shares (stock options outstanding and exercisable) during the period. Included in diluted EPS are 160,509 and 188,781 dilutive potential shares for the quarters ended June 30, 2000 and 1999, respectively. Excluded from diluted earnings per share were options to purchase 493,344 and 280,484 shares at June 30, 2000 and 1999, respectively. These shares were excluded as the exercise price was greater than average market price of the common shares during the respective periods.

2.  COMPANY - OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

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

The Trust Preferred Securities are presented in the consolidated balance sheets of the Company titled "Company-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company." The Company records distributions payable on the Trust Preferred Securities as a Minority Interest Expense in its consolidated statements of income. The cost of issuance of the Trust Preferred Securities totaled $337 thousand and is being accreted on the effective interest rate method.

3. BUSINESS SEGMENTS

In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting operating segments of a business enterprise and descriptive information about the operating segments in financial statements. Operating segments are components of an enterprise which are evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision- maker is the Chief Executive Officer and Chairman of the Board of the Company. The adoption of SFAS No. 131 did not have a material effect on the Company's primary financial statements, but did result in the disclosure of segment information contained herein. The Company has identified its reportable operating business segment as Community Banking, based on the products and services provided to its customers.

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


                                                             Consolidation
                                  Community                   Adjustments
                                   Banking        Other     and Eliminations Consolidated
                                 ----------------------------------------------------------
                                                   (Dollars in Thousands)
JUNE 30, 2000
     INVESTMENT SECURITIES          $ 432,167    $    -----      $    -----      $ 432,167
     NET LOANS                        900,440         -----           -----        900,440
     LONG-LIVED ASSETS                 30,778         -----           -----         30,778
     TOTAL ASSETS                   1,473,836        57,852         (57,469)     1,474,219

    TOTAL INTEREST INCOME              53,323           398            (395)        53,326
    TOTAL INTEREST EXPENSE             28,091           308            (395)        28,004
    NET INTEREST INCOME                25,232            90                         25,322
    NET INCOME                          7,112           (30)                         7,082


June 30, 1999
     Investment securities          $ 462,329    $    -----      $    -----      $ 462,329
     Net loans                        756,965         -----           -----        756,965
     Long-lived assets                 33,616         -----           -----         33,616
     Total assets                   1,336,343        47,997         (47,423)     1,336,917

    Total interest income              46,898             8              (5)        46,901
    Total interest expense             24,292         -----              (5)        24,287
    Net interest income                22,606             8                         22,614
    Net income                          5,831             5                          5,836

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                            FIRST ESSEX BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                                  JUNE 30, 2000

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


                              RESULTS OF OPERATIONS

Net income for the three months ended June 30, 2000 was $3.7 million compared to $3.0 million for same period in 1999, or a 25.4% increase. Net interest income totaled $13.2 million for the quarter compared to $11.5 million for the same period in 1999. The increase in net interest income of $1.6 million, combined with an increase in noninterest income of $316 thousand, offset by increases in the provision for loan losses of $125 thousand and noninterest expenses, including minority interest, of $479 thousand, accounts for the $1.3 million increase in pretax income.

Net income for the six months ended June 30, 2000 was $7.1 million compared to $5.8 million for same period in 1999, or a 21.4% increase. Net interest income totaled $25.3 million for the period compared to $22.6 million for the same period in 1999. The increase in net interest income of $2.7 million, combined with an increase in noninterest income of $663 thousand, offset by increases in the provision for loan losses of $125 thousand and noninterest expenses, including minority interest, of $976 thousand, accounts for the $2.3 million increase in pretax income.

ANALYSIS OF AVERAGE YIELDS EARNED AND RATES PAID

The following table presents an analysis of average yields earned and rates paid for the periods indicated:

                                                                                 For the Three Months Ended June 30,
                                                            2000                                           1999
                                          ---------------------------------------------  -------------------------------------
                                                            Interest      Average                          Interest    Average
                                              Average       Earned/       Yield/           Average         Earned/     Yield/
                                              Balance       Paid          Rate             Balance         Paid        Rate

                                                                          (Dollars in thousands)
Assets
Earning assets
    Short-term investments                   $ 16,019        $ 131        3.27%            $ 14,129         $ 155       4.39%
    Investment securities                     438,330        7,306        6.67              479,474         7,368       6.15
   Total loans (1)                            881,152       19,859        9.02              750,176        16,179       8.63
   Other earning assets                        17,528          263        6.00               17,422           262       6.02
                                          -----------     ---------                      -----------     ---------
           Total earning assets             1,353,029       27,559        8.15            1,261,201        23,964       7.60
     Allowance for loan losses                (11,303)                                      (11,252)
                                          -----------                                    -----------
           Total earning assets
                less allowance
                for loan losses             1,341,726                                     1,249,949
     Other assets                              81,993                                        79,215
                                          -----------                                    -----------
           Total assets                    $1,423,719                                    $1,329,164
                                          ===========                                    ===========

Liabilities and Stockholders' Equity
Deposits
     NOW accounts                            $ 56,322        $ 129        0.92%            $ 53,781         $ 106       0.79%
     Money market accounts                     88,582          691        3.12               99,722           754       3.02
     Savings accounts                         262,207        2,292        3.50              224,764         1,757       3.13
     Time deposits                            535,150        7,239        5.41              466,812         6,028       5.17
                                          -----------    ---------                       -----------     ---------
Total interest bearing deposits               942,261       10,351        4.39              845,079         8,645       4.09
Borrowed funds                                267,026        4,039        6.05              282,247         3,781       5.36
                                          -----------    ---------                       -----------     ---------
Total interest bearing deposits and
        borrowed funds                      1,209,287       14,390        4.76            1,127,326        12,426       4.41
                                          -----------    ---------                       -----------     ---------
Demand deposits                               103,933                                        91,616
Other liabilities                               8,412                                        11,199
                                          -----------                                    -----------
       Total liabilities                    1,321,632                                     1,230,141
Trust preferred securities                      9,999                                             0
Stockholders' equity                           92,088                                        99,023
                                          -----------                                    -----------
       Total liabilities, trust preferred
       securities and stockholders'
       equity                              $1,423,719                                    $1,329,164
                                          ===========                                    ===========

Net interest income                                        $13,169                                       $ 11,538
                                                         =========                                     ==========

Weighted average interest
     rate spread                                                          3.39%                                         3.19%
                                                                        =======                                         ======
Net yield on average
     earning assets (2)                                                   3.89%                                         3.66%
                                                                        =======                                         ======

Return on average assets                                                  1.04%                                         0.89%
                                                                        =======                                         ======
Return on average equity                                                 16.15%                                        11.98%
                                                                        =======                                         ======


 (1) Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for loan losses divided by average earning assets.

ANALYSIS OF AVERAGE YIELDS EARNED AND RATES PAID

The following table presents an analysis of average yields earned and rates paid for the periods indicated:



                                                                              For the Six Months Ended June 30,
                                                                       2000                                     1999
                                                    --------------------------------------   ---------------------------------------
                                                                    Interest   Average                          Interest    Average
                                                       Average      Earned/    Yield/             Average       Earned/     Yield/
                                                       Balance      Paid       Rate               Balance         Paid      Rate

                                                                               (Dollars in thousands)
Assets
Earning assets
    Short-term investments                            $ 14,157         $ 276   3.92%             $ 18,511           $ 398   4.30%
    Investment securities                              443,307        14,746   6.69               455,551          14,053   6.17
   Total loans (1)                                     855,469        37,776   8.88               741,150          31,925   8.61
   Other earning assets                                 17,514           528   6.06                17,410             525   6.03
                                                    ------------   ----------                 -------------      ---------
           Total earning assets
           Total earning assets                      1,330,447        53,326   8.06             1,232,622          46,901   7.61
     Allowance for loan losses                         (11,287)                                   (11,269)
                                                    ------------                              -------------
           Total earning assets less allowance
                for loan losses                      1,319,160                                  1,221,353
     Other assets                                       83,534                                     75,938
                                                    ------------                              -------------
           Total assets                             $1,402,694                                 $1,297,291
                                                    ------------                              -------------
Liabilities and Stockholders' Equity
Deposits
     NOW accounts                                     $ 54,348         $ 233   0.86%             $ 51,983           $ 226   0.87%
     Money market accounts                              91,500         1,442   3.17                99,538           1,524   3.06
     Savings accounts                                  263,212         4,600   3.51               223,730           3,436   3.07
     Time deposits                                     522,661        13,852   5.33               465,213          12,174   5.23
                                                    ------------   ----------                 --------------    ----------
Total interest bearing deposits                        931,721        20,127   4.34               840,464          17,360   4.13
Borrowed funds                                         265,585         7,877   5.96               255,478           6,927   5.42
                                                    ------------   ----------                 --------------    ----------
Total interest bearing deposits and
        borrowed funds                               1,197,306        28,004   4.70             1,095,942          24,287   4.43
                                                    ------------   ----------                 --------------    ----------
Demand deposits                                        101,106                                     90,242
Other liabilities                                        6,112                                     12,317
                                                    ------------                              --------------
       Total liabilities                             1,304,524                                  1,198,501
Trust preferred securities                               5,494                                          0
Stockholders' equity                                    92,676                                     98,790
                                                    ------------                              --------------
       Total liabilities, trust preferred
       securities and stockholders' equity          $1,402,694                                 $1,297,291
                                                    ------------                              --------------
                                                    ------------                              --------------
Net interest income                                                  $25,322                                     $ 22,614
                                                                  ------------                              --------------
                                                                  ------------                              --------------

Weighted average interest
     rate spread                                                                    3.36%                                   3.18%
                                                                                 ----------                              ----------
                                                                                 ----------                              ----------
Net yield on average
     earning assets (2)                                                             3.81%                                   3.67%
                                                                                 ----------                              ----------
                                                                                 ----------                              ----------
Return on average assets                                                            1.01%                                   0.90%
                                                                                 ----------                              ----------
                                                                                 ----------                              ----------

Return on average equity                                                           15.28%                                  11.81%
                                                                                 ----------                              ----------
                                                                                 ----------                              ----------


(1) Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for loan losses divided by average earning assets.

NET INTEREST INCOME

Net interest income increased by $1.6 million or 14.1% to $13.2 million for the three months ended June 30, 2000 and by $2.7 million or 12.0% to $25.3 million for the six months ended June 30, 2000 when compared to the same periods of 1999.

INTEREST AND DIVIDEND INCOME

Interest and dividend income increased by $3.6 million or 15.0% to $27.6 million for the three month period ended June 30, 2000, from $24.0 million in the same period in 1999. Interest and dividend income also increased by $6.4 million or 13.7% to $53.3 million for the six months ended June 30, 2000 as compared to the same period of 1999. The increases primarily relate to volume increases in the average earning assets. The average balance of loans increased $131.0 million and $114.3 million for the thre and six months ended June 30, 2000, respectively. Offsetting the volume increases in loans were decreases of $39.1 million and $16.5 million in the average balance of investments. The average yield on earning assets also increased to 8.15% and 8.06% for the three and six months ended June 30, 2000, respectively, as compared to 7.60% and 7.61 for the same periods of 1999.

INTEREST EXPENSE

Interest expense increased by $2.0 million or 15.8 % and $3.7 million or 15.3% to $14.4 million and $28.0 million for the three and six months ended June 30, 2000 when compared to the same periods in 1999. This increase is primarily attributable to increases in the average balance of interest-bearing deposits of $97.2 million and $91.3 million for the three and six months ended June 30, 2000, respectively. The average cost of funds also increased to 4.76% and 4.70% for the three and six months ended Jun 30, 2000, respectively, as compared to 4.41% and 4.43% for the same periods in 1999.

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

The provisions for loan losses totaled $725 thousand and $1.3 million for the three and six month periods ended June 30, 2000, respectively, as compared to $600 thousand and $1.2 million for the same periods of 1999. Provisions result from management's continuing internal review of the loan portfolio as well as its judgement as to the adequacy of the reserves in light of the condition of the regional real estate and other markets, and the economy in general. As a result of increased loans, there is an expectation that the Bank will continue to find it necessary to make provisions for loan losses in the future. See "Financial Condition - Non-Performing Assets."

NONINTEREST INCOME

Noninterest income consists of net gains from the sales of mortgage loans and mortgage loan servicing rights and gains on the sale of investment securities, together with fee and other noninterest income.

Noninterest income increased by $316 thousand or 23.0% and $663 thousand or 23.9% to $1.7 million and $3.4 million for the three and six months ended June 30, 2000, respectively, as compared to $1.4 million and $2.8 million for the same periods in 1999. These increases in noninterest income are primarily attributable to income of approximately $230 thousand and $460 thousand for the three and six month periods ended June 30, 2000 on bank-owned life insurance policies purchased during the third quarter of 1999 and a special dividend received from the Depositors Insurance Fund of Massachusetts of $86 thousand.

NONINTEREST EXPENSE

Noninterest expense increased $199 thousand or 2.6% and $669 thousand or 4.5% to $7.8 million and $15.5 million for the three and six months ended June 30, 2000, respectively, as compared to $7.5 million and $14.8 million for the same periods in 1999. These increases are primarily attributable to increased salary and benefit costs of $243 thousand and $620 thousand for the three and six months ended June 30, 2000, respectively. The remaining increase was spread throughout the components of noninterest expense, offset by reductions in professional fees and costs associated with foreclosed properties.

                               FINANCIAL CONDITION



Total assets amounted to $1,474.2 million at June 30, 2000, an increase of $96.9 million or 7.0% from $1,377.3 million at December 31, 1999.

LOANS

At June 30, 2000, the loan portfolio, including mortgage loans held for sale, and before consideration of the allowance for loan losses, was $911.9 million, representing 61.9% of total assets, compared to $812.3 million or 59.0% of total assets at December 31, 1999.

The following table sets forth information concerning the Company's loan portfolio at the dates indicated. The balances shown in the table are net of unadvanced funds and unearned discounts and fees.




                                                                   June 30, 2000          December 31, 1999
                                                                -------------------     ---------------------
                                                                             (Dollars in thousands)
Real Estate:
          Residential                                       $133,982         14.8%    $ 144,021       17.7%
          Commercial                                         118,005         12.9       111,272       13.7
          Construction                                        58,685          6.4        51,353        6.3
                                                           -----------     -------   -----------   --------
     Total Real Estate Loans                                 310,672         34.1       306,646       37.7
                                                           -----------     -------   -----------   --------
     Owner occupied Commercial Real Estate                    68,456          7.5        63,367        7.8

     Commercial loans                                        116,128         12.7        98,701       12.1

     Aircraft loans                                          146,204         16.0       107,007       13.2

     Consumer loans
              Home Equity, Home Improvement
                       & Second Mortgage                      54,291          6.0        51,622        6.4
               Automobile                                    211,777         23.2       180,075       22.2
               Other                                           4,336          0.5         4,867        0.6
                                                           -----------     -------   -----------   --------
          Total consumer loans                               270,404         29.7       236,564       29.2

               Total loans                                  $911,864        100.0%    $ 812,285      100.0%
                                                           -----------     -------   -----------   --------
                                                           -----------     -------   -----------   --------

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

The following table summarizes the activity in the allowance for loan losses (including amounts established for impaired loans) for the three and six months ended June 30, 2000:




                                                                         Three Months           Six Months
                                                                            Ended                 Ended
                                                                       ----------------      ---------------
                                                                                   June 30, 2000
                                                                       -------------------------------------
                                                                               (Dollars in Thousands)
Balance at beginning of period                                              $ 11,344              $ 11,339

Provision for loan losses                                                        725                 1,325
                                                                       ----------------      ---------------
Charge-offs                                                                      775                 1,504
Recoveries                                                                       130                   264
                                                                       ----------------      ---------------
     Net charge-offs                                                             645                 1,240
                                                                       ----------------      ---------------
Balance at end of period                                                    $ 11,424              $ 11,424
                                                                       ----------------      ---------------
                                                                       ----------------      ---------------
Total loans at end of period                                               $ 911,864             $ 911,864
Average loans for the period                                                 881,152               855,469
Allowance to loans ratio                                                        1.25%                 1.25%
Net charge-offs to average loans ratio (annualized)                             0.29%                 0.29%


NONPERFORMING ASSETS


Nonperforming assets consist of nonaccruing loans (including loans impaired under SFAS No. 114), and foreclosed property. Nonperforming assets totaled $3.2 million at June 30, 2000 and $3.9 million at December 31, 1999.

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

The following table indicates the recorded investment of nonperforming assets and the related valuation allowance for impaired loans.




                                                             June 30, 2000                      December 31, 1999
                                                  ----------------------------------   ----------------------------------
                                                                     Impaired Loan                         Impaired Loan
                                                    Recorded           Valuation         Recorded            Valuation
                                                   Investment          Allowance        Investment           Allowance
                                                  ------------      ---------------    -------------      ---------------
                                                                      (Dollars in Thousands)
Non-accruing Loans
     Impaired Loans
          Requiring a valuation allowance              $ 144               $ 141             $ 312               $ 229
          Not requiring a valuation allowance              0                  --               242                  --
                                                  ------------      ---------------    -------------      ---------------
                                                         144                 141               554                 229
          Restructured Loans                             190                  23               303                  75
                                                  ------------      ---------------    -------------      ---------------
     Total impaired                                      334               $ 164               857               $ 304
                                                                    ---------------                       ---------------
                                                                    ---------------                       ---------------
     Residential Mortgage                              1,355                                 1,187
     Other                                             1,276                                 1,381
                                                   -----------                          ------------
Total non-accruing                                     2,965                                 3,425

Foreclosed property, net                                 193                                   447
                                                   -----------                          ------------
Total non-performing assets                          $ 3,158                               $ 3,872
                                                   -----------                          ------------
                                                   -----------                          ------------
Percentage of non-performing assets
     to total assets                                   0.21%                                 0.28%
Percentage of allowance for loan
    losses to non-accruing loans                      385.3%                                331.1%





The valuation allowance for impaired loans is included in the allowance for loan losses on the balance sheet.

INVESTMENTS

At June 30, 2000, the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank ("FHLB") stock and stock in the Savings Bank Life Insurance Company of Massachusetts, totaled $432.2 million or 29.3% of total assets, compared to $455.2 million or 33.1% of total assets at December 31, 1999. Interest and dividend income on the investment portfolio generated 27.9% and 29.2% of total interest and dividend income for the three and six months ended June 30, 2000 compared to 32.5% and 31.9% for the same periods in 1999.

To identify and control market risks associated with the investment portfolio, the Company has established policies and procedures, which include stop loss limits and stress testing on a periodic basis.

DEPOSITS

Deposits are the primary source of funds for lending and investment activities. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition. At June 30, 2000 the Bank had total deposits of $1,070.5 million representing a net increase of $67.7 million or 6.8% compared to total deposits of $1,002.8 million at December 31, 1999.

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

BORROWED FUNDS

The Bank is a member of the FHLB and is entitled to borrow from the FHLB by pledging certain assets. The Bank also utilizes short term repurchase agreements with maturities less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. These borrowings are an alternative source of funds compared to deposits and increased from $269.0 million at December 31, 1999 to $290.1 million at June 30, 2000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

The most recent notification from the Office of Thrift Supervision ("OTS") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table.

The Bank's actual capital amounts and ratios are also presented in the table. As of June 30, 2000, the OTS did not deem it necessary for an interest-rate risk component to be deducted from capital in determining risk-based capital requirements.

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





The following table displays the Bank's capital calculations as defined under prompt corrective action for the periods indicated:


                                                                                                             TO BE WELL
                                               FIRST ESSEX BANK, FSB           FOR CAPITAL            CAPITALIZED UNDER PROMPT
                                                  ACTUAL    ACTUAL          ADEQUACY PURPOSES       CORRECTIVE ACTION PROVISION:
                                                  AMOUNT     RATIO           AMOUNT   RATIO          AMOUNT           RATIO
                                                ---------- ---------        -------- --------      ---------        --------
                                                                               (DOLLARS IN THOUSANDS)
JUNE 30, 2000 (UNAUDITED)
TANGIBLE CAPITAL (TO ADJUSTED ASSETS)             $91,078    6.18   %        $22,091  > 1.50   %      n/a              n/a
                                                                                      =
TIER 1 (CORE) CAPITAL (TO ADJUSTED ASSETS)         91,078    6.18             58,910    4.00        $73,638  >        5.00%
                                                                                                             =
TIER 1 (CORE) (TO RISK WEIGHTED ASSETS)            91,078    8.97             40,614    4.00         60,922           6.00

TOTAL RISK BASED CAPITAL
        (TO RISK WEIGHTED ASSETS)                 102,335    10.08            81,229    8.00        101,536          10.00



December 31, 1999
Tangible Capital ( to Adjusted Assets)            $81,565    5.93            $20,648  > 1.50%         n/a              n/a
                                                                                      =
Tier 1 (Core) Capital (to Adjusted Assets)         81,565    5.93             41,296    4.00        $68,826  >        5.00%
                                                                                                             =
Tier 1 Capital (to Risk Weighted Assets)           81,565    9.00             36,250    4.00         54,375           6.00

Total Risk Based Capital
         (to Risk Weighted Assets)                 92,570    10.21            72,500    8.00         90,625          10.00



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

Net cash provided from operating activities totaled $8.5 million for the six months ended June 30, 2000 compared to $10.9 million that was provided by operating activities for the same period in 1999. The change is primarily related to an increase in other assets partially offset by the increase in other liabilities as compared to the prior period.

Net cash used for investing activities totaled $80.5 million for the six months ended June 30, 2000 compared to net cash used of $145.6 million for the comparable period in 1999. The decrease in net cash used by investing activities during the first six months of 2000 as compared to the same period of 1999 is primarily attributable to the decrease in purchases of investment securities, offset by the growth in loans and the reductions in the proceeds from sales and principal payments on investment securities.

Net cash provided by financing activities totaled $91.0 million for the six months ended June 30, 2000, compared to net cash provided of $96.3 million for the comparable period in 1999. The change primarily reflects the reduced level of borrowed funds offset by the growth in deposits and the issuance of trust preferred securities.

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

    *10.6-Amended and Restated Employment Agreement dated as of October 9,
           1997 between Brian W. Thompson and First Essex Bancorp, Inc., incorporated herein by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

    *10.7-Amended and Restated Employment Agreement dated as of October 9,
           1997 between Brian W. Thompson and First Essex Bank, FSB, incorporated herein by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

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

    (b) Reports on Form 8-K

             No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              FIRST ESSEX BANCORP, INC.
                                                           (Registrant)




   Date:  August 2, 2000                   By /s/ Douglas E. Moisan
                                              ---------------------------
                                              Douglas E. Moisan
                                              Senior Vice President
                                              and Principal Accounting Officer