Form 10-Q
period 2000-09-30
FIRST ESSEX BANCORP INC
filed 2000-11-13
CIK 808246

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              --------------------

                                    FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended 9/30/00


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from                to

                         Commission file number 0-16143


                            FIRST ESSEX BANCORP, INC.
             (Exact name of registrant as specified in its charter)



        Delaware                                  04-2943217
        --------                                  ----------
 (State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)               Identification No.)


   71 Main Street, Andover,  MA                         01810
   ----------------------------                         -----
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

                                  Yes X   No

The number of shares outstanding of each of the registrant's classes of common stock as of September 30, 2000:

              Title of Class                           Shares Outstanding
              --------------                           ------------------
         Common Stock, $.10 par value                      7,324,400

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

                           FIRST ESSEX BANCORP, INC.
                                     INDEX

PART I - FINANCIAL INFORMATION

                                                                                  Page
                                                                                  ----
   ITEM 1.    Financial Statements (unaudited)

              Consolidated Balance Sheets as of  September 30, 2000
                   and December 31, 1999                                            4

              Consolidated Statements of Operations for the
                       three months ended September 30, 2000 and 1999               5

              Consolidated Statements of Operations for the
                        nine months ended September 30, 2000 and 1999               6

              Consolidated Statements of Stockholders' Equity
                        for the three months ended September 30, 2000 and 1999      7

              Consolidated Statements of Stockholders' Equity
                        for the nine months ended September 30, 2000 and 1999       8

              Consolidated Statements of Cash Flows for the
                           nine months ended September 30, 2000 and 1999            9

              Notes to the Consolidated Financial Statements                       10


    ITEM 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                               12

    ITEM 3.   Quantitative and Qualitative Disclosure
                 About Market Risk                                                 21

PART II - OTHER INFORMATION

    ITEM 6.   Exhibits and Reports on Form 8-K                                     22

ITEM 1.  FINANCIAL STATEMENTS

                            FIRST ESSEX BANCORP, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                                              September 30,   December 31,
                                                                  2000            1999
                                                              -------------   -------------
                                                                 (Dollars in thousands)
ASSETS
Cash and cash equivalents                                      $   36,529      $   41,598
Investment securities available-for-sale                          412,141         434,041
Stock in Savings Bank Life Insurance Company                        1,194           1,194
Stock in Federal Home Loan Bank of Boston                          12,771          19,985
Mortgage loans held-for-sale                                        1,534           3,054
Loans receivable, less allowance for loan losses of $12,353
  and $11,339                                                     937,413         797,892
Foreclosed property                                                   164             447
Bank premises and equipment                                        10,029          10,692
Accrued interest Receivable                                         8,915           8,672
Intangible assets                                                  19,812          21,763
Other assets                                                       41,023          37,980
                                                              -------------   -------------
                                                               $1,481,525      $1,377,318
                                                              -------------   -------------
                                                              -------------   -------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                       $1,107,133      $1,002,761
Borrowed funds                                                    261,544         268,962
Mortgagors' escrow accounts                                         1,445           1,162
Other liabilities                                                   5,028          12,855
                                                              -------------   -------------
  Total liabilities                                             1,375,150       1,285,740
                                                              -------------   -------------

Company-obligated mandatorily redeemable trust preferred
  securities of subsidiary trust holding solely junior
  subordinated debentures of the Company                            9,680         --

STOCKHOLDERS' EQUITY:
Serial preferred stock: $.10 par value per share; 5,000,000
  shares authorized, no shares issued or outstanding.
Common stock, $.10 par value per share; 25,000,000 shares
  authorized, 9,753,700 and 9,745,200 shares issued                   975             975
Additional paid-in capital                                         77,962          77,851
Retained earnings                                                  50,871          44,027
Treasury stock, at cost, 2,429,300 and 2,153,300 shares           (23,535)        (19,244)
Accumulated other comprehensive income                             (9,578)        (12,031)
                                                              -------------   -------------
  Total stockholders' equity                                       96,695          91,578
                                                              -------------   -------------
                                                               $1,481,525      $1,377,318
                                                              -------------   -------------
                                                              -------------   -------------

                            FIRST ESSEX BANCORP, INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                           Three Months Ended September 30,
                                                                 2000              1999
                                                          ------------------   -------------
                                                                (Dollars in thousands
                                                              except per share amounts)
Interest and dividend income:
  Loans                                                       $   21,140        $   16,669
  Investment securities available-for-sale                         7,205             7,272
  Short-term investments                                             191               319
  Other earning assets                                               265               264
                                                          ------------------   -------------
    Total interest and dividend income                            28,801            24,524
                                                          ------------------   -------------
Interest expense
  Deposits                                                        11,497             8,937
  Borrowed funds                                                   4,150             3,879
                                                          ------------------   -------------
    Total interest expense                                        15,647            12,816
                                                          ------------------   -------------
Net interest income                                               13,154            11,708
  Provision for loan losses                                        1,410               600
                                                          ------------------   -------------

Net interest income after provision for loan losses               11,744            11,108
                                                          ------------------   -------------
Non-interest income
  Net gain on sales of loans and servicing rights                    701               443
  Loan fees                                                          172               234
  Other fee income                                                 1,345             1,015
                                                          ------------------   -------------
    Total non-interest income                                      2,218             1,692
                                                          ------------------   -------------
Non-interest expense
  Salaries and employee benefits                                   3,555             3,618
  Buildings and equipment                                          1,140             1,081
  Professional services                                              271               409
  Information processing                                             666               608
  Insurance                                                          122                89
  Expenses, gains and losses on and write-downs of,
    foreclosed property                                               61                59
  Amortization of intangible assets                                  652               651
  Other                                                            1,100               950
                                                          ------------------   -------------
    Total non-interest expenses                                    7,567             7,465
                                                          ------------------   -------------
Minority interest                                                    281               --
Income before provision for income taxes                           6,114             5,335
Provision for income taxes                                         2,349             2,004
                                                          ------------------   -------------
Net income                                                    $    3,765        $    3,331
                                                          ------------------   -------------
                                                          ------------------   -------------

Earnings per share - Basic                                    $     0.51        $     0.44
                                                          ------------------   -------------
                                                          ------------------   -------------
Earnings per share - Diluted                                  $     0.50        $     0.43
                                                          ------------------   -------------
                                                          ------------------   -------------
Dividends declared per share                                  $     0.18        $     0.16
                                                          ------------------   -------------
                                                          ------------------   -------------
Weighted average number of shares - basic                      7,320,965         7,624,433
                                                          ------------------   -------------
                                                          ------------------   -------------
Weighted average number of shares - diluted                    7,536,380         7,787,017
                                                          ------------------   -------------
                                                          ------------------   -------------

                            FIRST ESSEX BANCORP, INC.
                       CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                            Nine Months Ended September 30,
                                                                 2000              1999
                                                           -----------------   -------------
                                                                 (Dollars in thousands
                                                               except per share amounts)
Interest and dividend income:
  Loans                                                       $   58,916        $   48,594
  Investment securities available-for-sale                        21,951            21,325
  Short-term investments                                             467               717
  Other earning assets                                               793               789
                                                           -----------------   -------------
    Total interest and dividend income                            82,127            71,425
                                                           -----------------   -------------
Interest expense
  Deposits                                                        31,624            26,297
  Borrowed funds                                                  12,027            10,806
                                                           -----------------   -------------
    Total interest expense                                        43,651            37,103
                                                           -----------------   -------------

Net interest income                                               38,476            34,322
Provision for loan losses                                          2,735             1,800
                                                           -----------------   -------------

Net interest income after provision for loan losses               35,741            32,322
                                                           -----------------   -------------

Non-interest income
  Net gain on sales of loans and servicing rights                  1,078               978
  Net gain (loss) on sale of investment securities                   (18)               54
  Loan fees                                                          557               581
  Other fee income                                                 4,041             2,856
                                                           -----------------   -------------
    Total non-interest income                                      5,658             4,469
                                                           -----------------   -------------
Non-interest expense
  Salaries and employee benefits                                  10,961            10,404
  Buildings and equipment                                          3,505             3,445
  Professional services                                              900             1,071
  Information processing                                           1,943             1,839
  Insurance                                                          310               245
  Expenses, gains and losses on and write-downs of,
    foreclosed property                                              242               107
  Amortization of intangible assets                                1,951             1,980
  Other                                                            3,257             2,907
                                                           -----------------   -------------
    Total non-interest expenses                                   23,069            22,298
                                                           -----------------   -------------

Minority interest                                                    588           --
Income before provision for income taxes                          17,742            14,693
Provision for income taxes                                         6,895             5,526
                                                           -----------------   -------------
Net income                                                    $   10,847        $    9,167
                                                           -----------------   -------------
                                                           -----------------   -------------

Earnings per share - basic                                    $     1.46        $     1.20
                                                           -----------------   -------------
                                                           -----------------   -------------
Earnings per share - diluted                                  $     1.42        $     1.17
                                                           -----------------   -------------
                                                           -----------------   -------------
Dividends declared per share                                  $     0.54        $     0.48
                                                           -----------------   -------------
                                                           -----------------   -------------
Weighted average number of shares - basic                      7,435,798         7,624,852
                                                           -----------------   -------------
                                                           -----------------   -------------
Weighted average number of shares - diluted                    7,615,029         7,804,904
                                                           -----------------   -------------
                                                           -----------------   -------------

                           FIRST ESSEX BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)


                                                                Components of Stockholders' Equity
                                          -------------------------------------------------------------------------------
                                                                                                    Accumulated
                                                                                                       Other
                                          Comprehensive   Common   Paid in   Retained   Treasury   Comprehensive
                                             Income       Stock    Capital   Earnings    Stock        Income       Total
                                          -------------   ------   -------   --------   --------   ------------   -------
                                                                      (Dollars in thousands)
BALANCE OF JUNE 30,2000                                    $975    $77,885   $48,424    $(23,535)    $(12,868)    $90,881
COMPREHENSIVE INCOME:
NET INCOME                                   $ 3,765                           3,765                                3,765
OTHER COMPREHENSIVE INCOME:
  - UNREALIZED SECURITIES GAINS, NET OF
    TAX BENEFIT, ARISING DURING THE
    PERIOD                                     3,290
  - RECLASSIFICATION ADJUSTMENT FOR
    SECURITY LOSSES INCLUDED IN NET
    INCOME, NET OF TAX BENEFIT                     0
                                          -------------
TOTAL OTHER COMPREHENSIVE INCOME
  INCOME                                       3,290                                                    3,290       3,290
                                          -------------
TOTAL COMPREHENSIVE INCOME                   $ 7,055
                                          -------------
                                          -------------

CASH DIVIDENDS DECLARED                                                       (1,318)                              (1,318)
TREASURY STOCK REPURCHASED
STOCK OPTIONS EXERCISED                                                 77                                             77
                                                          ------   -------   --------   --------   ------------   -------
BALANCE AT SEPTEMBER 30, 2000                              $975    $77,962   $50,871    $(23,535)    $ (9,578)    $96,695
                                                          ------   -------   --------   --------   ------------   -------
                                                          ------   -------   --------   --------   ------------   -------

Balance at June 30, 1999                                   $975    $77,851   $39,754    $(18,335)    $ (7,790)    $92,455
Comprehensive income:
Net income                                   $ 3,331                           3,331                                3,331
Other comprehensive income:
  - Unrealized securities losses, net of
    tax benefit, arising during the
    period                                    (1,865)
  - Less reclassification adjustment for
    security gains included in net
    income, net of tax expense                --
Total other comprehensive income
  income                                      (1,865)                                                 (1,865)      (1,865)
                                          -------------
Total Comprehensive income                   $ 1,466
                                          -------------
                                          -------------
Cash dividends declared                                                       (1,216)                              (1,216)
Stock options exercised                                                                     (909)                    (909)
                                                          ------   -------   --------   --------   ------------   -------
Balance at September 30, 1999                              $975    $77,851   $41,869    $(19,244)    $  (9,655)   $91,796
                                                          ------   -------   --------   --------   ------------   -------
                                                          ------   -------   --------   --------   ------------   -------

                            FIRST ESSEX BANCORP, INC.
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)

                                                                Components of Stockholders' Equity
                                          -------------------------------------------------------------------------------
                                                                                                    Accumulated
                                                                                                       Other -
                                          Comprehensive   Common   Paid in   Retained   Treasury   Comprehensive
                                             Income       Stock    Capital   Earnings    Stock        Income       Total
                                          -------------   ------   -------   --------   --------   ------------   -------
                                                                      (Dollars in thousands)
BALANCE AT DECEMBER 31, 1999                               $975    $77,851   $44,027    $(19,244)    $(12,031)    $91,578
COMPREHENSIVE INCOME:
NET INCOME                                   $10,847                          10,847                               10,847
OTHER COMPREHENSIVE INCOME:
  - UNREALIZED SECURITIES GAINS, NET OF
    TAX BENEFIT, ARISING DURING THE
    PERIOD                                     2,464
  - RECLASSIFICATION ADJUSTMENT FOR
    SECURITY LOSSES INCLUDED IN NET
    INCOME, NET OF TAX EXPENSE                   (11)
                                          -------------
TOTAL OTHER COMPREHENSIVE INCOME               2,453                                                    2,453       2,453
                                          -------------
TOTAL COMPREHENSIVE INCOME                   $13,300
                                          -------------
                                          -------------
CASH DIVIDENDS DECLARED                                                        (4,003)                              (4,003)
TREASURY STOCK REPURCHASED                                                               (4,291)                   (4,291)
STOCK OPTIONS EXERCISED                                                111                                            111
                                                          ------   -------   --------   --------   ------------   -------
BALANCE AT SEPTEMBER 30, 2000                              $975    $77,962   $50,871    $(23,535)    $ (9,578)    $96,695
                                                          ------   -------   --------   --------   ------------   -------
                                                          ------   -------   --------   --------   ------------   -------

Balance at December 31, 1998                               $971    $77,383   $36,359    $(18,335)    $   (704)    $97,082
Comprehensive income:
Net income                                   $ 9,167                           9,167                                9,167
Other comprehensive income:
  - Unrealized securities losses, net of
    tax benefit, arising during the
    period                                   (10,325)
  - Reclassification adjustment for
    security gains included in net
    income, net of tax expenses                   34
                                          -------------
Total other comprehensive income             (10,359)                                                 (10,359)    (10,359)
                                          -------------
Total Comprehensive income                   $(1,192)
                                          -------------
                                          -------------
Cash dividends declared                                                       (3,657)                              (3,657)
Acquisition of treasury stock                                                               (909)                    (909)
Stock options exercised                                       4        468                                            472
                                                          ------   -------   --------   --------   ------------   -------
Balance at September 30, 1999                              $975    $77,851   $41,869    $(19,244)    $ (9,655)    $91,796
                                                          ------   -------   --------   --------   ------------   -------
                                                          ------   -------   --------   --------   ------------   -------

                            FIRST ESSEX BANCORP, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                Nine Months Ended
                                                                  September 30
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                              (Dollars in thousands)
Cash flows from operating activities:
  Net income                                                  $  10,847   $   9,167
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Provision for loan losses                                       2,735       1,800
  Provision for depreciation and amortization                     1,371       1,523
  Gain on sales of foreclosed property                              (37)        --
  Write-down of foreclosed property                                  --         206
  Amortization of intangible assets                               1,951       1,980
  Amortization of investment securities discounts and
    premiums, net                                                   371         713
  Proceeds from sales of mortgage loans and mortgage
    servicing rights                                             36,771      53,019
  Mortgage loans originated for sale                            (34,173)    (52,875)
  Realized gains (losses) on the sale of investment
    securities                                                       18         (54)
  Realized gains on the sale of mortgage loans and mortgage
    servicing rights, net                                        (1,078)       (978)
  (Increase) decrease in accrued interest receivable               (243)      1,185
  Increase in other assets                                       (3,043)       (223)
  Decrease in other liabilities                                  (8,778)        (68)
                                                              ---------   ---------
Net cash provided by operating activities                         6,712      15,395
                                                              ---------   ---------
Cash flows from investing activities:
  Proceeds from sales of available-for-sale securities              107      20,006
  Proceeds from maturities and principal payments of
    available-for-sale securities                                29,239      67,983
  Purchases of available-for-sale securities                     (4,384)   (191,750)
  Purchases of Federal Home Loan Bank stock                        (786)     --
  Redemption of Federal Home Loan Bank stock                      8,000      --
  Purchases of bank-owned life insurance                         --         (15,000)
  Loans originated and purchased, net of principal collected   (143,847)    (62,223)
  Proceeds from sales of foreclosed property                      1,911       1,722
  Purchases of bank premises and equipment                         (691)       (963)
                                                              ---------   ---------
Net cash used in investing activities                          (110,451)   (180,225)
                                                              ---------   ---------
Cash flows from financing activities:
  Net increase in demand deposits, NOW accounts and savings
    accounts                                                     32,910      29,291
  Net increase of term deposits                                  71,462      22,271
  Net increase (decrease) in borrowed funds with maturities
    of three months or less                                     (30,052)     11,371
  Proceeds from borrowed funds with maturities in excess of
    three months                                                307,597     109,000
  Repayments of borrowed funds with maturities in excess of
    three months                                               (284,963)    (63,446)
  Proceeds from the issuance of Company-obligated trust
    preferred securities of subsidiary trust holding solely
    junior subordinated debentures of the Company                 9,663      --
  Increase in mortgagors' escrow accounts                           283         971
  Dividends paid                                                 (4,050)     (3,687)
  Stock options exercised                                           111         472
  Common stock repurchases                                       (4,291)       (909)
                                                              ---------   ---------
Net cash provided by financing activities                        98,670     105,364
                                                              ---------   ---------
Net decrease in cash and cash equivalents                        (5,069)    (59,466)
Cash and cash equivalents at beginning of period                 41,598      90,383
                                                              ---------   ---------
Cash and cash equivalents at end of period                    $  36,529   $  30,917
                                                              ---------   ---------
                                                              ---------   ---------
  Interest paid during the year                               $  43,688   $  26,340
  Income taxes paid during the year                               7,340       5,587

Supplemental schedule of noncash financing and investing
  activities:
  Real estate acquired through, or deeds in lieu of,
    foreclosure                                                   1,591       2,027

                            FIRST ESSEX BANCORP, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                SEPTEMBER 30, 2000

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

EARNINGS PER SHARE

Basic EPS amounts have been computed by dividing reported earnings available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. Dilutive EPS amounts have been computed using the weighted average number of common and common equivalent shares and the dilutive potential common shares (stock options outstanding and exercisable) during the period. Included in diluted EPS are 215,415 and 162,584 dilutive potential shares for the quarters ended September 30, 2000 and 1999, respectively. Excluded from diluted earnings per share were options to purchase 273,844 and 499,051 shares at September 30, 2000 and 1999, respectively. These shares were excluded as the exercise price was greater than average market price of the common shares during the respective periods.

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

                                                           Consolidation
                                     Community            Adjustments and   Consoli-
                                      Banking     Other    Eliminations      dated
                                     ----------  -------  ---------------  ----------
                                                  (Dollars in Thousands)
SEPTEMBER 30, 2000
  INVESTMENT SECURITIES              $ 426,106   $    --     $     --      $  426,106
  NET LOANS                            938,947        --           --         938,947
  LONG-LIVED ASSETS                     29,841        --           --          29,841
  TOTAL ASSETS                       1,481,453    56,914      (56,842)      1,481,525
  TOTAL INTEREST INCOME                 82,122       705         (700)         82,127
  TOTAL INTEREST EXPENSE                43,762       589         (700)         43,651
  NET INTEREST INCOME                   38,360       116           --          38,476
  NET INCOME                            10,902       (55)          --          10,847

September 30, 1999
  Investment securities              $ 453,672   $    --     $     --      $  453,672
  Net loans                            781,852        --           --         781,852
  Long-lived assets                         --        --           --              --
  Total assets                       1,345,486    45,858      (45,316)      1,346,028
  Total interest income                 71,420        12           (7)         71,425
  Total interest expense                37,110        --           (7)         37,103
  Net interest income                   34,310        12           --          34,322
  Net income                             9,161         6           --           9,167

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                            FIRST ESSEX BANCORP, INC.
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                               SEPTEMBER 30, 2000

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

                              RESULTS OF OPERATIONS

Net income for the three months ended September 30, 2000 was $3.8 million compared to $3.3 million for same period in 1999, or a 13.0% increase. Net interest income totaled $13.2 million for the quarter compared to $11.7 million for the same period in 1999. The increase in net interest income of $1.4 million, combined with an increase in noninterest income of $526 thousand, offset by increases in the provision for loan losses of $810 thousand and noninterest expenses, including minority interest, of $383 thousand, accounts for the $779 thousand increase in pretax income.

Net income for the nine months ended September 30, 2000 was $10.8 million compared to $9.2 million for same period in 1999, or a 18.3% increase. Net interest income totaled $38.5 million for the period compared to $34.3 million for the same period in 1999. The increase in net interest income of $4.2 million, combined with an increase in noninterest income of $1.2 million, offset by increases in the provision for loan losses of $935 thousand and noninterest expenses, including minority interest, of $1.4 million, accounts for the $3.0 million increase in pretax income.

ANALYSIS OF AVERAGE YIELDS EARNED AND RATES PAID

The following table presents an analysis of average yields earned and rates paid for the periods indicated:

                                                               For the Three Months Ended September 30,
                                                           2000                                       1999
                                          -----------------------------------------  ----------------------------------------
                                                         Interest      Average                      Interest      Average
                                            Average      Earned/       Yield/         Average       Earned/       Yield/
                                            Balance        Paid        Rate           Balance         Paid        Rate
                                                                        (Dollars in thousands)
Assets
Earning assets
   Short-term investments                  $   14,526    $      191      5.26%        $   25,771     $     319       4.95%
   Investment securities                      429,199         7,205      6.71            459,066         7,272       6.34
  Total loans(1)                              928,088        21,140      9.11            773,147        16,669       8.62
  Other earning assets                         17,556           265      6.04             17,449           264       6.05
                                           ------------  -----------                 ------------   ------------
     Total earning assets                   1,389,369        28,801      8.29          1,275,433        24,524       7.69
   Allowance for loan losses                  (11,740)                                   (11,356)
                                           ------------                              ------------
     Total earning assets less allowance
       for loan losses                      1,377,629                                  1,264,077
   Other assets                                84,997                                     77,413
                                           ------------                              ------------
     Total assets                          $1,462,626                                 $1,341,490
                                           ============                              ============

Liabilities and Stockholders' Equity
Deposits
  NOW accounts                             $   59,870    $      184      1.23%        $   52,434     $     122       0.93%
  Money market accounts                        86,880           731      3.37             88,222           729       3.31
  Savings accounts                            272,993         2,544      3.73            247,947         2,082       3.36
  Time deposits                               557,194         8,038      5.77            473,017         6,004       5.08
                                           ------------  -----------                 ------------   ------------
Total interest bearing deposits               976,937        11,497      4.71            861,620         8,937       4.15
Borrowed funds                                266,371         4,150      6.23            283,449         3,879       5.47
                                           ------------  -----------                 ------------   ------------
Total interest bearing deposits and
     borrowed funds                         1,243,308        15,647      5.03          1,145,069        12,816       4.48
                                           ------------  -----------                 ------------   ------------
Demand deposits                               108,531                                     94,908
Other liabilities                               8,627                                      7,766
                                           ------------                              ------------
     Total liabilities                      1,360,466                                  1,247,743
Trust preferred securities                      9,333                                          0
Stockholders' equity                           92,827                                     93,747
                                           ------------                              ------------
     Total liabilities, trust preferred
     securities and stockholders' equity   $1,462,626                                 $1,341,490
                                           ============                              ============

Net interest income                                      $   13,154                                  $  11,708
                                                         ===========                                ============

Weighted average interest
  rate spread                                                              3.26%                                       3.21%
                                                                         ========                                    ========
Net yield on average
  earning assets(2)                                                        3.79%                                       3.67%
                                                                         ========                                    ========

Return on average assets                                                   1.03%                                       0.99%
                                                                         ========                                    ========
Return on average equity                                                  16.22%                                      14.21%
                                                                         ========                                    ========

(1) Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for loan losses divided by average earning assets.

ANALYSIS OF AVERAGE YIELDS EARNED AND RATES PAID

The following table presents an analysis of average yields earned and rates paid for the periods indicated:

                                                            For the Nine Months Ended September 30,
                                          ------------------------------------------------------------------------
                                                           2000                                1999
                                          -----------------------------------  -----------------------------------
                                                         Interest     Average                 Interest     Average
                                             Average      Earned/     Yield/      Average      Earned/     Yield/
                                             Balance         Paid     Rate        Balance         Paid     Rate
                                          -----------  -----------  ---------  -----------  -----------  ---------
                                                                    (Dollars in thousands)
Assets
Earning assets
  Short-term investments                  $   14,281   $      467     4.37%    $   20,940   $      717     4.57%
  Investment securities                      438,570       21,951     6.69        456,727       21,325     6.23
  Total loans(1)                             879,852       58,916     8.94        751,855       48,594     8.62
  Other earning assets                        17,528          793     6.04         17,423          789     6.04
                                          -----------  -----------             -----------  -----------
    Total earning assets
    Total earning assets                   1,350,231       82,127     8.12      1,246,945       71,425     7.64
  Allowance for loan losses                  (11,439)                             (11,298)
                                          -----------                          -----------
    Total earning assets less allowance
      for loan losses                      1,338,792                            1,235,647
  Other assets                                84,025                               76,431
                                          -----------                          -----------
    Total assets                          $1,422,817                           $1,312,078
                                          -----------                          -----------
                                          -----------                          -----------
Liabilities and Stockholders' Equity
Deposits
  NOW accounts                            $   56,202   $      417     0.99%    $   52,134   $      348     0.89%
  Money market accounts                       89,949        2,173     3.23         95,752        2,253     3.14
  Savings accounts                           266,496        7,144     3.58        231,832        5,518     3.17
  Time deposits                              534,256       21,890     5.47        467,824       18,178     5.18
                                          -----------  -----------             -----------  -----------
Total interest bearing deposits              946,903       31,624     4.46        847,542       26,297     4.14
Borrowed funds                               265,849       12,027     6.04        264,836       10,806     5.44
                                          -----------  -----------             -----------  -----------
Total interest bearing deposits and
    borrowed funds                         1,212,752       43,651     4.81      1,112,378       37,103     4.45
                                          -----------  -----------             -----------  -----------
Demand deposits                              103,599                               91,803
Other liabilities                              6,956                               10,806
                                          -----------                          -----------
    Total liabilities                      1,323,307                            1,214,987
Trust preferred securities                     6,783                                    0
Stockholders' equity                          92,727                               97,091
                                          -----------                          -----------
    Total liabilities, trust preferred
    securities and stockholders' equity   $1,422,817                           $1,312,078
                                          ===========                          ===========

Net interest income                                    $   38,476                           $   34,322
                                                       ===========                          ===========
Weighted average interest
  rate spread                                                         3.32%                                3.19%
                                                                    =========                            =========
Net yield on average
  earning assets(2)                                                   3.80%                                3.67%
                                                                    =========                            =========

Return on average assets                                              1.02%                                0.93%
                                                                    =========                            =========
Return on average equity                                             15.60%                               12.59%
                                                                    =========                            =========

(1) Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for loan losses divided by average earning assets.

NET INTEREST INCOME

Net interest income increased by $1.4 million or 12.4% to $13.2 million for the three months ended September 30, 2000 and by $4.2 million or 12.1% to $38.5 million for the nine months ended September 30, 2000 when compared to the same periods of 1999.

INTEREST AND DIVIDEND INCOME

Interest and dividend income increased by $4.3 million or 17.4% to $28.8 million for the three month period ended September 30, 2000, from $24.5 million in the same period in 1999. Interest and dividend income also increased by $10.7 million or 15.0% to $82.1 million for the nine months ended September 30, 2000 as compared to the same period of 1999. The increases primarily relate to volume increases in the average earning assets. The average balance of loans increased $154.9 million and $128.0 million for the three and nine months ended September 30, 2000, respectively. Offsetting the volume increases in loans were decreases of $41.1 million and $24.8 million in the average balance of investments. The average yield on earning assets also increased to 8.29% and 8.12% for the three and nine months ended September 30, 2000, respectively, as compared to 7.69% and 7.64 for the same periods of 1999.

INTEREST EXPENSE

Interest expense increased by $2.8 million or 22.1 % and $6.5 million or 17.6% to $15.6 million and $43.7 million for the three and nine months ended September 30, 2000 when compared to the same periods in 1999. This increase is primarily attributable to increases in the average balance of interest-bearing deposits of $115.3 million and $99.4 million for the three and nine months ended September 30, 2000, respectively. The average cost of funds also increased to 5.03% and 4.81% for the three and nine months ended September 30, 2000, respectively, as compared to 4.48% and 4.45% for the same periods in 1999.

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

The provisions for loan losses totaled $1.4 million and $2.7 million for the three and nine month periods ended September 30, 2000, respectively, as compared to $600 thousand and $1.8 million for the same periods of 1999. Provisions result from management's continuing internal review of the loan portfolio as well as its judgement as to the adequacy of the reserves in light of the condition of the regional real estate and other markets, and the economy in general. As a result of increased loans, there is an expectation that the Bank will continue to find it necessary to make provisions for loan losses in the future.

NONINTEREST INCOME

Noninterest income consists of net gains from the sales of loans and loan servicing rights and gains on the sale of investment securities, together with fee and other noninterest income.

Noninterest income increased by $526 thousand or 31.1% and $1.2 million or 26.6% to $2.2 million and $5.7 million for the three and nine months ended September 30, 2000, respectively, as compared to $1.7 million and $4.5 million for the same periods in 1999. These increases in noninterest income are primarily attributable to increased gains on sales of loans and servicing rights and to income of approximately $230 thousand and $690 thousand for the three and nine month periods ended September 30, 2000 on bank-owned life insurance policies purchased during the third quarter of 1999 and a special dividend received from the Depositors Insurance Fund of Massachusetts of $86 thousand.

NONINTEREST EXPENSE

Noninterest expense increased $102 thousand or 1.4% and $771 thousand or 3.5% to $7.6 million and $23.1 million for the three and nine months ended September 30, 2000, respectively, as compared to $7.5 million and $22.3 million for the same periods in 1999. These increases are primarily attributable to increased salary and benefit costs of $557 thousand for the nine months ended September 30, 2000. The remaining increase was spread throughout the components of noninterest expense, offset by reductions in professional fees and costs associated with foreclosed properties.

FINANCIAL CONDITION


Total assets amounted to $1,481.5 million at September 30, 2000, an increase of $104.2 million or 7.6% from $1,377.3 million at December 31, 1999.

LOANS


At September 30, 2000, the loan portfolio, including mortgage loans held for sale, and before consideration of the allowance for loan losses, was $951.3 million, representing 64.2% of total assets, compared to $812.3 million or 59.0% of total assets at December 31, 1999.

The following table sets forth information concerning the Company's loan portfolio at the dates indicated. The balances shown in the table are net of unadvanced funds and unearned discounts and fees.


                                                    September 30, 2000       December 31, 1999
                                                  --------------------     --------------------
                                                             (Dollars in thousands)
Real Estate:
      Residential                                 $  126,127      13.1%    $  144,021      17.7%
      Commercial                                     117,112      12.3        111,272      13.7
      Construction                                    81,830       8.6         51,353       6.3
                                                  -----------   ------     -----------   ------
   Total Real Estate Loans                           325,069      34.0        306,646      37.7
                                                  -----------   ------     -----------   ------

   Owner occupied Commercial Real Estate              69,577       7.3         63,367       7.8

   Commercial loans                                  115,399      12.2         98,701      12.1

   Aircraft loans                                    155,667      16.4        107,007      13.2

   Consumer loans
       Home Equity, Home Improvement
            & Second Mortgage                         53,791       5.7         51,622       5.4
       Automobile                                    227,615      24.0        180,075      22.2
       Other                                           4,182       0.4          4,867       0.6
                                                  -----------   ------     -----------   ------
     Total consumer loans                            285,588      30.1        236,564      29.2
                                                  -----------   ------     -----------   ------

       Total loans                                $  951,300     100.0%    $  812,285     100.0%
                                                  -----------   ------     -----------   ------
                                                  -----------   ------     -----------   ------


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

The following table summarizes the activity in the allowance for loan losses (including amounts established for impaired loans) for the three and six months ended September 30, 2000:


                                                                 Three Months        Nine Months
                                                                    Ended               Ended
                                                               ----------------    ---------------
                                                                        September 30, 2000
                                                               -----------------------------------
                                                                       (Dollars in Thousands)
Balance at beginning of period                                  $       11,424     $       11,339

Provision for loan losses                                                1,410              2,735
                                                               ----------------    ---------------
Charge-offs                                                                598              2,102
Recoveries                                                                 117                381
                                                               ----------------    ---------------

   Net charge-offs                                                         481              1,721
                                                               ----------------    ---------------

Balance at end of period                                        $       12,353      $      12,353
                                                               ----------------    ---------------
                                                               ----------------    ---------------

Total loans at end of period                                    $      951,300      $     951,300
Average loans for the period                                           928,088            879,852
Allowance to loans ratio                                                 1.30%              1.30%
Net charge-offs to average loans ratio (annualized)                      0.21%              0.26%


NONPERFORMING ASSETS


Nonperforming assets consist of nonaccruing loans (including loans impaired under SFAS No. 114), and foreclosed property. Nonperforming assets totaled $3.0 million at September 30, 2000 and $3.9 million at December 31, 1999.

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

The following table indicates the recorded investment of nonperforming assets and the related valuation allowance for impaired loans.


                                             September 30, 2000            December 31, 1999
                                         ---------------------------   ---------------------------
                                                       Impaired Loan                 Impaired Loan
                                          Recorded       Valuation     Recorded        Valuation
                                         Investment      Allowance     Investment      Allowance
                                         ----------    -------------   ----------    -------------
                                                           (Dollars in Thousands)
Non-accruing Loans
  Impaired Loans
    Requiring a valuation allowance         $129             $129          $312           $229
    Not requiring a valuation allowance        0               --           242             --
                                         ----------    -------------   ----------    -------------
                                             129              129           554            229
    Restructured Loans                       105               --           303             75
                                         ----------    -------------   ----------    -------------
  Total impaired                             234             $129           857           $304
                                                       =============                 =============
  Residential Mortgage                       607                          1,187
  Other                                    1,961                          1,381
                                         ----------                    ----------
Total non-accruing                         2,802                          3,425
Foreclosed property, net                     164                            447
                                         ----------                    ----------
Total non-performing assets               $2,966                         $3,872
                                         ==========                    ==========
Percentage of non-performing assets
  to total assets                           0.20%                          0.28%
Percentage of allowance for loan
  losses to non-accruing loans             440.9%                         331.1%


The valuation allowance for impaired loans is included in the allowance for loan losses on the balance sheet.

INVESTMENTS

At September 30, 2000, the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank ("FHLB") stock and stock in the Savings Bank Life Insurance Company of Massachusetts, totaled $426.1 million or 28.8% of total assets, compared to $455.2 million or 33.1% of total assets at December 31, 1999. Interest and dividend income on the investment portfolio generated 25.7% and 27.3% of total interest and dividend income for the three and nine months ended September 30, 2000 compared to 31.0% and 30.9% for the same periods in 1999.

To identify and control market risks associated with the investment portfolio, the Company has established policies and procedures, which include stop loss limits and stress testing on a periodic basis.

DEPOSITS

Deposits are the primary source of funds for lending and investment activities. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition. At September 30, 2000 the Bank had total deposits of $1,107.1 million representing a net increase of $104.4 million or 10.4% compared to total deposits of $1,002.8 million at December 31, 1999.

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

BORROWED FUNDS

The Bank is a member of the FHLB and is entitled to borrow from the FHLB by pledging certain assets. The Bank also utilizes short term repurchase agreements with maturities less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. These borrowings are an alternative source of funds compared to deposits and decreased from $269.0 million at December 31, 1999 to $261.5 million at September 30, 2000.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of September 30, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

The most recent notification from the Office of Thrift Supervision ("OTS") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table.

The Bank's actual capital amounts and ratios are also presented in the table. As of September 30, 2000, the OTS did not deem it necessary for an interest-rate risk component to be deducted from capital in determining risk-based capital requirements.

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

The following table displays the Bank's capital calculations as defined under prompt corrective action for the periods indicated:



                                                                                       TO BE WELL
                               FIRST ESSEX BANK, FSB     FOR CAPITAL             CAPITALIZED UNDER PROMPT
                                 ACTUAL     ACTUAL    ADEQUACY PURPOSES         CORRECTIVE ACTION PROVISION:
                                 AMOUNT     RATIO      AMOUNT     RATIO            AMOUNT          RATIO
                                 ------     ------     ------     -----            ------          -----
                                                        (Dollars in Thousands)
SEPTEMBER 30, 2000
  (UNAUDITED)

TANGIBLE CAPITAL                                                  GREATER
  (TO ADJUSTED ASSETS)            $95,526       6.46%    $22,091  THAN OR  1.50%     N/A                   N/A
                                                                  EQUAL TO
TIER 1 (CORE) CAPITAL                                                                           GREATER
  (TO ADJUSTED ASSETS)             95,526       6.46      58,910           4.00      $73,638    THAN OR   5.00%
                                                                                                EQUAL TO
TIER 1 (CORE)
  (TO RISK WEIGHTED ASSETS)        95,526       9.07      42,087           4.00       63,130               6.00

TOTAL RISK BASED CAPITAL
  (TO RISK WEIGHTED ASSETS)       107,749      10.23      84,173           8.00      105,217              10.00

December 31, 1999

Tangible Capital                                                  GREATER
  (to Adjusted Assets)           $81,565       5.93%    $20,648   THAN OR  1.50%         n/a                n/a
                                                                  EQUAL TO
Tier 1 (Core) Capital                                                                            GREATER
  (to Adjusted Assets)            81,565       5.93      41,296            4.00      $68,826     THAN OR   5.00%
                                                                                                 EQUAL TO
Tier 1 Capital
  (to Risk Weighted Assets)       81,565       9.00      36,250            4.00       54,375               6.00

Total Risk Based Capital
  (to Risk Weighted Assets)       92,570      10.21      72,500            8.00       90,625              10.00


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

The Company will adopt SFAS No. 133 on the financial statements in the first quarter of 2001. Management does not believe that the adoption of SFAS No. 133 will have a material effect on the consolidated financial statements, but could have the effect of increasing the volatility in reported earnings and accumulated other comprehensive income.

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

Net cash provided from operating activities totaled $6.7 million for the nine months ended September 30, 2000 compared to $15.4 million that was provided by operating activities for the same period in 1999. The change is primarily related to increases in accrued income receivable and other assets and a decrease in other liabilities as compared to the prior period.

Net cash used for investing activities totaled $110.5 million for the nine months ended September 30, 2000 compared to net cash used of $180.2 million for the comparable period in 1999. The decrease in net cash used by investing activities during the first nine months of 2000 as compared to the same period of 1999 is primarily attributable to the decrease in purchases of investment securities, offset by the growth in loans and the reductions in the proceeds from sales and principal payments on investment securities.

Net cash provided by financing activities totaled $98.7 million for the nine months ended September 30, 2000, compared to net cash provided of $105.4 million for the comparable period in 1999. The change primarily reflects the reduced level of borrowed funds offset by the growth in deposits and the issuance of trust preferred securities.

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

      (b) Reports on Form 8-K

             No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2000.

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






                                            FIRST ESSEX BANCORP, INC.
                                            -------------------------
                                                    (Registrant)





Date:  November 8, 2000                     By /s/ Douglas E. Moisan
                                               -------------------------
                                               Douglas E. Moisan
                                               Senior Vice President
                                               and Principal Accounting Officer