Form 10-K
period 2000-12-31
FIRST ESSEX BANCORP INC
filed 2001-03-26
CIK 808246

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000       COMMISSION FILE NUMBER 0-16143



                            FIRST ESSEX BANCORP, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                04-2943217
         State or jurisdiction of            (I.R.S. Employer incorporation
      incorporation or organization)        or organization Identification No.)

         71 MAIN STREET, ANDOVER, MA                       01810
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing sale price on The NASDAQ Stock Market on March 15, 2001 was $143,914,785.

As of March 15, 2001, 7,343,234 shares of the registrant's common stock, $.10 par value, were outstanding.

--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

Selected information from the Registrant's Proxy Statement for the annual meeting to be held May 3, 2001, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000, is incorporated by reference into Part III of this report.

                    CAUTIONARY STATEMENT FOR PURPOSES OF THE
                PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

First Essex Bancorp, Inc. ("First Essex" or the "Company") desires to take advantage of the "safe harbor" provisions of The Private Securities Litigation Reform Act of 1995. This report contains certain "forward-looking statements" including statements concerning plans, objectives, future events or performance, assumptions and other statements which are other than statements of historical fact. The Company wishes to caution readers that the following important factors, among others, may have affected, and could in the future affect, the Company's actual results and could cause the Company's actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company and the Bank must comply, the cost of compliance either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company's organization, compensation and benefit plans; (iii) the effect on the Company's competitive position within its market area, increasing consolidation within the banking industry, and increasing competition from larger regional and out-of-state banking organizations as well as nonbank providers of various financial services; (iv) the effect of unforeseen changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the New England and national economy.

                                TABLE OF CONTENTS


                                     PART I

Item 1.           Business                                                                                 1
Item 2.           Properties                                                                               9
Item 3.           Legal Proceedings                                                                       11
Item 4.           Submission of Matters to a Vote of Security Holders                                     11

                                     PART II

Item 5.           Market for the Registrant's Equity and Related Stockholder Matters                      12
Item 6.           Selected Financial Data                                                                 13
Item 7.           Management's Discussion and Analysis of Financial Conditions and Results of Operations  14
Item 7A.          Quantitative and Qualitative Disclosures About Market Risk                              26
Item 8.           Financial Statements and Supplementary Data                                             31
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    68

                                    PART III

Item 10.          Directors and Executive Officers of the Registrant                                      68
Item 11.          Executive Compensation                                                                  68
Item 12.          Security Ownership of Certain Beneficial Owners and Management                          68
Item 13.          Certain Relationships and Related Transactions                                          68

                                     PART IV

Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K                        69

                                     PART I

                                ITEM 1. BUSINESS

                                     GENERAL

FIRST ESSEX BANCORP, INC.

The Company is a Delaware corporation whose primary activity is to act as the parent holding company for First Essex Bank, FSB (the "Bank"). Until December 1, 1993 the business of First Essex Bancorp, Inc. was conducted through two banking subsidiaries, First Essex Savings Bank, a Massachusetts-chartered savings bank and First Essex Savings Bank of New Hampshire, a New Hampshire-chartered guaranty savings bank. The New Hampshire bank was owned through a second tier holding company, First Essex Bancorp of New Hampshire, Inc., which was merged into First Essex Bancorp, Inc. on December 1, 1993.

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

FIRST ESSEX BANK, FSB

The Bank was originally founded under a Massachusetts legislative charter issued in 1847. On December 1, 1993, First Essex Savings Bank converted to a federal savings bank with a charter issued by the Office of Thrift Supervision (the "OTS") under the name of First Essex Bank, FSB. The purpose of the conversion was to enable the Bank to operate branches in two states, which, in 1993, was permitted only to federal savings banks. On the same day First Essex Savings Bank of New Hampshire was merged into First Essex Bank, FSB. As stated above, the Bank merged with Pelham on December 30, 1996.

In November 2000, the Bank filed applications with the appropriate federal and state regulatory agencies to convert its charter from a federal savings bank back to a Massachusetts state-chartered savings bank; Massachusetts-chartered banks are now permitted to operate branches in more than one state. In February 2001, the Bank received all necessary approvals and expects to complete the conversion by March 31, 2001. The conversion to a state-chartered savings bank will provide the Bank more flexibility to continue its emphasis on higher yielding commercial and consumer lending.

At December 31, 2000, the Bank had total assets of $1.5 billion. The Bank is principally engaged in the business of attracting deposits from the general public and investing in residential mortgage, construction, commercial real estate, commercial and consumer loans. The Bank also makes investments in various investment securities to provide a source of interest and dividend income. The Bank currently maintains 19 full-service banking offices at various locations throughout its market area. Deposits at First Essex Bank, FSB are insured up to the applicable limits by the Federal Deposit Insurance Corporation (the "FDIC") and Massachusetts deposits in excess of FDIC limits are fully insured by the additional coverage provided contractually by the Depositors Insurance Fund of Massachusetts. Upon conversion to a state-chartered savings bank, all deposits in excess of FDIC limits will be fully insured by the Depositors Insurance Fund of Massachusetts.

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

                            CURRENT MARKET CONDITIONS

The New England region, including those portions of northeastern Massachusetts and southern New Hampshire that constitute First Essex's market area, continues to experience growth, albeit at an apparently slower pace than in the last few years.

Loan demand to finance new and existing home sales has remained strong for the last six years. Commercial loans to small and mid-size businesses in the area continued to increase in an economy characterized by more modest growth than recent years. The commercial real estate market remained strong, with indications that local supply and demand was moving into balance towards the end of the year. Competition among lenders for these loans was keen.

Automobile sales continued to show strength through the first half of 2000, however signs of slowing sales were evident in the last quarter. The market for light aircraft showed similar signs late in the year. The retrenchment that took place in the stock market during 2000, particularly in the rapid decline in value of many technology stocks, has seemingly led to a diminishment of the "wealth effect", and a decline in consumer confidence. This phenomenon was reflected in consumers' disinclination to take on additional debt as the economy slowed.

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

Upon the Bank's pending conversion to a state-chartered savings bank, the Massachusetts Commissioner of Banks and the FDIC will become the Bank's primary regulators. The Bank intends to make an election, pursuant to Section 10(1) of the Home Owners' Loan Act, to be treated as a savings association for holding company regulatory purposes. As a result, the OTS will remain as the primary regulator of the Company.

Subsequent to conversion to a state-chartered savings bank, the Bank will be subject to regulation and examination by the Commissioner and to various Massachusetts statutes and regulations, which govern, among other things, investment powers (including lending authority), deposit activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings, and payment of dividends. The Commissioner's approval will be required to establish or close branches, merge with other banks, issue stock and undertake many other activities. As a state-chartered savings bank, the Bank will also be subject to regulation, examination and supervision of the FDIC.

BUSINESS ACTIVITIES

The activities of federal savings institutions are governed by the Home Owners' Loan Act, as amended (the "HOLA") and in certain respects, the Federal Deposit Insurance Act (the "FDI Act"). The HOLA and the FDI Act were amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"). FDICIA, among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties, mandates the establishment of a risk-based deposit insurance assessment system and requires the imposition of numerous additional safety and soundness operational standards and restrictions. FDICIA contains provisions affecting numerous aspects of the operations of federal savings institutions and empowers the OTS and the FDIC, among other agencies, to promulgate regulations implementing its provision.

QUALIFIED THRIFT LENDER TEST

The HOLA requires savings institutions to meet a qualified thrift lender ("QTL") test. Under the QTL test, as modified by FDICIA, a savings association is required to maintain at least 65% of its "portfolio assets" (total assets less
(i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct the association's business) in certain "qualified thrift investments" (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly basis in 9 out of every 12 months.

Following its conversion from federal to state charter, the Bank will continue to be subject to the Qualified Thrift Lender Test by virtue of the Bank's election, under Section 10(1) of the HOLA, to continue to be treated as a savings association for holding company regulatory purposes.

LIMITATIONS ON CAPITAL DISTRIBUTIONS

OTS regulations impose limitations upon all capital distributions, other than stock dividends, by savings institutions. The rule establishes three tiers of institutions, which are based primarily on an institution's capital level. An institution that meets or exceeds all fully phased-in capital requirements before and after a proposed capital distribution ("Tier I Bank"), and has not been advised by the OTS that it is in need of more than normal supervision, could, after prior notice but without the approval of the OTS, make capital distributions during a calendar year equal to the greater of: (i) 100% of its net income to date during the calendar year plus the amount that would reduce by one-half its "surplus capital ratio" (the percentage by which its capital to assets ratio exceeds the ratio of its fully phased-in capital requirements to its assets) at the beginning of the calendar year; or (ii) 75% of its net income for the previous four quarters. Any additional capital distributions would require prior regulatory approval. In the event the Bank's capital fell below its fully phased in requirements or the OTS notified the Bank that it was in need of more than normal supervision, the Bank's ability to make capital distributions would be restricted. In addition, the OTS could prohibit any proposed capital distribution by any institution if it determines that such distribution would constitute an unsafe or unsound practice. Furthermore, under the OTS prompt corrective action regulations, which took effect on December 19, 1992, the Bank generally would be prohibited from making any capital distribution if, after distribution, the Bank would have (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a Tier I core capital ratio of less than 3%. As of December 31, 2000, the Bank exceeded all capital requirements.

BRANCHING

The Bank currently meets the tests provided in the HOLA and OTS regulations to permit savings institutions to branch nationwide. Additionally, the OTS authority preempts any state law purporting to regulate branching by savings institutions.

CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to quantitative judgements by the regulators about the components of capital, risk weightings of assets, and other factors.

Quantitative measures are established by regulation regarding minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2000, the most recent notification received from the OTS categorized the Company as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company must maintain the total risk-based, Tier I risk-based and Tier I adjusted asset ratios. There are no conditions or events since that notification that management believes have changed the institution's category.

FDICIA required that the OTS revise risk-based capital standards, with appropriate transition rules, to ensure that they take account of interest rate risk, concentration of risk and the risk of nontraditional activities. Under OTS regulation effective January 1, 1994, a savings institution with interest rate risk exposure above a specified percentage must deduct a specified interest rate risk component when calculating total capital for purposes of determining whether it meets OTS risk-based capital requirements. As of December 31, 2000, the OTS did not deem it necessary for an interest-rate risk component to be deducted from capital in determining risk-based capital requirements.

The Company may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause stockholder's equity to be reduced below applicable capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

The capital ratios discussed above, along with the Company's actual capital amounts and ratios are presented in a table within Note 17 to the Consolidated Financial Statements included in Item 8 - "Financial Statements and Supplementary Data" of this report.

INSURANCE OF DEPOSIT ACCOUNTS

As required by FDICIA, in 1993, the FDIC established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities, the likely amounts of any loss, and the revenue needs of the insurance fund.

Insurance of deposits may be terminated by the FDIC after notice and hearing, upon finding by the FDIC that the savings institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, rule, regulation, order or condition imposed by, or written agreement with, the FDIC. Additionally, if insurance termination proceedings are initiated against a savings institution, the FDIC temporarily may suspend insurance on new deposits received by an institution under certain circumstances. Management is not aware of any activity or condition, which could result in a termination of its deposit insurance. Deposits are insured up to the applicable limits by the FDIC and Massachusetts deposits in excess of FDIC limits are fully insured by the additional coverage provided contractually by the Depositors Insurance Fund of Massachusetts. Upon conversion to a state-chartered savings bank, all deposits in excess of FDIC limits will be fully insured by the Depositors Insurance Fund of Massachusetts.

FEDERAL RESERVE SYSTEM

The Federal Reserve Board regulations require financial institutions to maintain noninterest earning reserves against their transactions accounts (primarily NOW and regular checking accounts). Due to required reserves needing to be maintained in the form of either vault cash, a noninterest bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank's interest-earning assets.

HOLDING COMPANY REGULATIONS

The Company is a nondiversified unitary savings and loan holding company within the means of the HOLA. As such, the Company has registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements. As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. The HOLA requires the Company to obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other institutions or holding companies. Subsequent to the Bank's conversion to state chartered savings bank, the Company will continue to be regulated by the OTS.

                               LENDING ACTIVITIES

GENERAL

At December 31, 2000, the loan portfolio, before deducting the allowance for loan losses, totaled $970.4 million, which represented 63.8% of total assets and an increase of $158.1 million over the prior year. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Loan Losses."

Due to the Company's continued emphasis on higher yielding commercial and consumer loans, every major category of loans evidenced growth during 2000 with the exception of residential real estate. First Essex originates residential first mortgage loans, commercial real estate loans, construction loans, consumer loans, commercial loans and aircraft loans. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition."

The following table sets forth information concerning First Essex's loan portfolio, including mortgage loans held for sale, at the dates indicated. The balances shown in the table are net of unadvanced funds and unearned discounts and fees. Required disclosure regarding maturity distribution is shown on pages 28 and 29.

                                                       YEARS ENDED DECEMBER 31,
                                  ---------------------------------------------------------------------
                                         2000                     1999                     1998
                                  -------------------      -------------------      -------------------
                                                           (Dollars in thousands)
Real Estate:
        Residential               $119,992         12.4%   $144,021         17.7%   $189,983         25.9%
        Commercial                 122,248         12.6     111,272         13.7      88,774         12.1
        Construction                94,036          9.7      51,353          6.3      43,220          5.9
                                  --------        -----    --------        -----    --------        -----
Total real estate loans            336,276         34.7     306,646         37.7     321,977         43.9
                                  --------        -----    --------        -----    --------        -----

Owner occupied commercial
  real estate                       68,673          7.1      63,367          7.8      62,800          8.6

Commercial loans                   117,020         12.0      98,701         12.1      89,690         12.2

Aircraft loans                     159,730         16.5     107,007         13.2      59,657          8.1

Consumer loans:
  Home Equity, Home Improvement
    & Second Mortgage               53,840          5.5      51,622          6.4      59,003          8.0
  Automobile                       230,696         23.8     180,075         22.2     134,613         18.4
  Other                              4,118          0.4       4,867          0.6       6,143          0.8
                                  --------        -----    --------        -----    --------        -----
Total consumer loans               288,654         29.7     236,564         29.2     199,759         27.2
                                  --------        -----    --------        -----    --------        -----

                                  $970,353        100.0%   $812,285        100.0%   $733,883        100.0%
                                  ========        =====    ========        =====    ========        =====

                                             YEARS ENDED DECEMBER 31,
                                  --------------------------------------------
                                         1997                    1996
                                  -------------------      -------------------
                                              (Dollars in thousands)

Real Estate:
        Residential               $274,865       38.2%     $301,869       42.9%
        Commercial                  83,077       11.6       102,718       14.6
        Construction                31,851        4.4        24,855        3.5
                                  --------      -----      --------      -----
Total real estate loans            389,793       54.2       429,442       61.0
                                  --------      -----      --------      -----

Owner occupied commercial
  real estate                       52,335        7.3        29,465        4.2

Commercial loans                    67,018        9.3        63,695        9.0

Aircraft loans                      41,220        5.8        33,802        4.8

Consumer loans:
  Home Equity, Home Improvement
    & Second Mortgage               59,897        8.3        52,280        7.4
  Automobile                       103,551       14.4        92,175       13.1
  Other                              4,901        0.7         3,800        0.5
                                  --------      -----      --------      -----
Total consumer loans               168,349       23.4       148,255       21.0
                                  --------      -----      --------      -----

                                  $718,715      100.0%     $704,659      100.0%
                                  ========      =====      ========      =====

RESIDENTIAL MORTGAGE LOANS

The Bank originates residential first mortgage loans in its market area. At December 31, 2000, the residential mortgage loan portfolio was $120.0 million, representing 12.4% of the loan portfolio. The Bank's residential first mortgage loan products consists of six-month, one-year, three-year, five-year and seven-year adjustable-rate mortgages and fixed-rate mortgages, having terms of 15 to 30 years.

COMMERCIAL REAL ESTATE LOANS

The Bank also holds loans secured by commercial real estate, such as manufacturing, retail, apartment and office buildings. At December 31, 2000, the commercial real estate loan portfolio had an outstanding balance of $122.2 million, representing 12.6% of the Bank's loan portfolio.

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

CONSTRUCTION LOANS

Construction loans are primarily made to developers and builders for the construction of commercial and single-family properties. Construction loans have generally been made with maturities of one year or less and a price based on a published prime rate, subject to renewal or extension by the Bank. Additionally, loans are made to qualified individuals for construction of single-family owner-occupied homes that convert to permanent mortgages upon completion of construction. At December 31, 2000, the Bank's construction loan portfolio had an outstanding balance of $94.0 million, representing 9.7% of the loan portfolio.

OWNER-OCCUPIED COMMERCIAL REAL ESTATE LOANS

Owner-occupied commercial real estate loans are extensions of credit to commercial borrowers for the construction or purchase of business space, primarily for the borrower's own use, or loans to commercial borrowers for operating purposes in which the Bank has taken real estate occupied by the borrower as collateral. In these instances, the cash flow of the borrower's business is the primary source of repayment. At December 31, 2000, this portfolio had total outstandings of $68.7 million representing 7.1% of the Bank's loan portfolio.

COMMERCIAL LOANS

At December 31, 2000, the portfolio of commercial loans totaled $117.0 million, representing 12.0% of the loan portfolio. The Bank offers secured and unsecured demand loans, time loans, term loans, lines of credit and working capital loans, which are short term or have adjustable rates. Commercial loans are originated by the Bank's commercial lending officers, who are supported by a credit, processing and documentation staff.

AIRCRAFT LOANS

The Bank has an expanding market in aircraft lending, which totaled $159.7 million or 16.5% of the loan portfolio at December 31, 2000. The Bank offers fixed and variable rate loans to commercial and consumer customers. Terms typically range from 12 to 20 years with a maximum loan amount of $2 million.

CONSUMER LOANS

Consumer loans totaled $288.7 million or 29.7% of the loan portfolio at December 31, 2000. This portfolio consists of automobile loans, fully or partially secured personal loans, second mortgage loans, home equity loans and unsecured personal loans. Automobile loans include dealer indirect loans as well as loans originating directly in retail branches. The Bank offers variable rate home equity lines of credit called "First Line Equity Credit". This product consists of a line of credit, secured by a second mortgage on residential property, with a monthly adjustable interest rate at a margin above a published prime rate.

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

Construction loans are, in general, subject to the same risks as commercial real estate loans, but involve additional risks as well. Such additional risks are due to uncertainties inherent in estimating construction costs, delays arising from labor problems, shortages of material, uncertain marketability of a complete project and other unpredictable contingencies that make it relatively difficult to determine accurately the total loan funds required to complete a project or the value of the completed project. Construction loan funds are advanced on the security of the project under construction, which is of uncertain value prior to the completion of construction. When a construction project encounters cost overruns, marketing or other problems, it may become necessary, in order to sustain the project and preserve collateral values, for the lender to advance additional funds and to extend the maturity of its loan. In a declining market, there is no assurance that this strategy will successfully enable the lender to recover outstanding loan amounts and interest due. Moreover, foreclosing on such properties results in administrative expense and substantial delays in recovery of outstanding loan amounts and provides no assurance that the lender will recover all monies due to it, either by developing the property, subject to regulatory limitations and to the attendant risks of development, or by selling the property to another developer.

RESIDENTIAL LOAN SERVICING AND SALES OF LOANS

The Bank generally writes residential mortgage loans to meet the requirements for sale in the secondary market. From time to time, the Bank sells residential mortgage loans and residential loan servicing. Such loan sales represent a potential source of liquidity to meet lending demands and deposit flows. See
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operation - Asset/Liability Management."

At December 31, 2000, the Bank's residential loan servicing portfolio totaled $2.6 million.

                              NONPERFORMING ASSETS

GENERAL

Nonperforming assets consist of nonaccruing loans (including impaired and restructured loans) and foreclosed property. For further information regarding the impairment of loans see "Provision for Loan Losses" included in Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

NONACCRUING LOANS

It is the general practice of the Bank to discontinue accrual of interest on loans for which payment of interest or principal is 90 days or more past due and such other loans where collection of interest and principal is doubtful. All previously accrued but uncollected interest is reversed against current period income when a loan is placed on nonaccrual status. At December 31, 2000, the Bank's nonaccruing loans totaled $2.6 million, representing a decrease of $795,000 or 23.2% from $3.4 million at December 31, 1999. For further information regarding the Bank's nonaccruing loans, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Non-Performing Assets."

RESTRUCTURED LOANS

These are loans on which concessions have been made in light of the debtor's financial difficulty with the objective of maximizing recovery. At December 31, 2000 the Bank had no restructured loans compared to $303,000 at December 31, 1999. Restructured loans are nonperforming assets and are included in the totals for nonaccrual loans described above. For further information regarding restructured loans, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Nonperforming Assets."

FORECLOSED PROPERTY

Foreclosed property at December 31, 2000 totaled $3,000 compared to $447,000 at December 31, 1999. Foreclosed property consists of real or tangible property that collateralized a loan prior to foreclosure or repossession. These assets are carried at a lower cost or the estimated net realizable values. Any decreases in value prior to sale are charged to operations.

For further information regarding the Bank's foreclosed property, see Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Nonperforming Assets."

                              INVESTMENT ACTIVITIES

The Company maintains an investment portfolio to provide a source of interest and dividend income and potential source of liquidity to meet lending demands and deposit flows. At December 31, 2000, the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, stock in the Federal Home Loan Bank of Boston and stock of the Savings Bank Life Insurance Company of Massachusetts, totaled $456.3 million, or 30.0% of total assets.

Interest and dividend income on the investment portfolio generated 26.7% of total interest and dividend income for the year ended December 31, 2000. See
Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Investments" for further information regarding the investment portfolio.

The Bank's investment strategy seeks to provide liquidity and realize current income while preserving principal. The Bank will generally invest only in government or corporate bonds or securities issued in the United States and will only purchase bonds which are rated A or higher at the time of purchase.

                                    DEPOSITS

The Bank offers a range of deposit accounts including regular and passbook savings, NOW, money market and demand deposit accounts. The Bank offers a number of relationship products that allow customers to combine balances in checking and savings accounts in order to avoid service and maintenance fees, and obtain free banking services. These relationship products also include discounts on installment loans and bonus rates on certificates of deposit. The Bank also offers term deposit certificates ranging from 32 days to seven years. Interest rates on these certificates vary according to the term selected. From time to time, the Bank promotes various types of accounts with the intention of changing the maturity schedule of its liabilities. See Item 7 - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Deposits."

The Bank offers its retail banking customers a wide range of deposit services and the convenience of drive-up ATMs. The Bank is a member of the NYCE(TM), EXCHANGE(TM), TX(TM) , and CIRRUS(TM) networks. These networks allow the Bank's depositors access to their accounts through ATMs at the Bank, other banks and locations nationwide and worldwide.

                                   COMPETITION

The Bank faces competition both in originating loans and in attracting deposits. Competition in originating loans comes from a variety of sources, including, but not limited to, other thrift institutions, commercial banks, mortgage companies, insurance companies and consumer and commercial finance companies. The Bank competes for loans principally on the basis of interest rates and loan fees, the types and terms of loans originated and the quality of service provided to borrowers. In attracting deposits, the primary competitors are other thrift institutions, commercial banks, mutual funds and credit unions. The ability to attract and retain deposits depends on the ability to provide investment opportunities that satisfy the requirements of investors with respect to rate of return, liquidity, risk, service, convenience and other factors.

The Bank competes for deposits on the basis of interest rates and by offering convenient branch locations, extended business hours and an automated teller network.

                                    EMPLOYEES

At December 31, 2000, the Bank had 311 full time equivalent employees. None of the employees of the Bank are represented by a collective bargaining group and management considers its relationship with its employees to be good.

                               ITEM 2. PROPERTIES

The following table sets forth certain information relating to properties owned or used in banking activities at December 31, 2000.

                                      OWNED                  LEASE                     RENEWAL                  TOTAL OFFICE SPACE
         LOCATION                   OR LEASED           EXPIRATION DATE           OPTION(S) THROUGH               IN SQUARE FEET
---------------------------        -------------    ------------------------    ----------------------     -------------------------

Corporate Headquarters (1):
  71 Main Street                      Leased           January 31, 2005           January 31, 2015                    12,859
  Andover, MA

Main Banking Office (2):
  296 Essex Street                    Owned                   N/A                        N/A                          32,000
  Lawrence, MA

Operations Center:
  900 Chelmsford Street               Leased             May 12, 2005               May 12, 2010                      31,478
  Lowell, MA

Consumer Lending Office:
  211 North Main Street               Leased             May 31, 2001                    N/A                          1,260
  Andover, MA                                              May 31, 2003               May 30, 2013                       800

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

  750 Main Street                     Owned                   N/A                        N/A                          3,100
  Haverhill, MA

  555 Chickering Road                 Leased            March 31, 2002             March 31, 2012                     4,549
  North Andover, MA

  211 North Main Street               Leased            April 30, 2002             April 30, 2007                     4,710
  Andover, MA

  125 Merrimack Street                Owned                   N/A                        N/A                          3,000
  Methuen, MA

                               ITEM 2. PROPERTIES
                                  (CONTINUED)

                                      OWNED                  LEASE                     RENEWAL                  TOTAL OFFICE SPACE
         LOCATION                   OR LEASED           EXPIRATION DATE            OPTION THROUGH                 IN SQUARE FEET
---------------------------        -------------    ------------------------    ----------------------     --------------------

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

  539 South Broadway (3)                Leased          September 30, 2002         September 30, 2012                   5,400
  Salem, NH

  1 Wall Street (4)                     Owned                   N/A                        N/A                          7,400
  Windham, NH

  100 Bridge Street                     Leased             June 30, 2003              June 30, 2008                     6,899
  Pelham, NH

  24 Orchard View Drive                 Leased           November 30, 2003          November 30, 2008                   3,130
  Londonderry, NH

  900 Chelmsford Street                 Leased           October 31, 2006           October 31, 2016                    1,400
  Lowell, MA

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

(3) Second floor of building is subleased for a two year term, commencing on November 1, 2000 and terminating on October 31, 2003. There is an option to renew for three additional 3 year terms.

(4) Second floor of building is leased for a two year term, commencing on March 1, 1999 and terminating on February 28, 2001. There is an option to renew for two additional 1 year terms.

(5) 4,000 s/f is leased for a three year term, commencing on January 1, 2000 and terminating on December 31, 2002. There is an option to renew for one additional two year term.


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

           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2000.

                                     PART II

  ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY AND RELATED STOCKHOLDERS MATTERS

First Essex Bancorp, Inc. common stock is traded over-the-counter on the NASDAQ National Market System under the symbol FESX.

At December 31, 2000, there were 7,333,900 shares outstanding and approximately 1,100 shareholders of record. This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

The price information regarding the Company's common stock in the following table is based on high and low closing sale prices.

--------------------------------------------------------------------------
                                                  DIVIDEND DECLARED PER
                         PRICES PER SHARE                 SHARE
--------------------------------------------------------------------------
                         HIGH             LOW
   2000
FIRST QUARTER         $ 15.630         $ 12.750         $ 0.18
SECOND QUARTER          16.750           14.380           0.18
THIRD QUARTER           21.750           14.630           0.18
FOURTH QUARTER          20.310           16.880           0.20

   1999
FIRST QUARTER         $ 18.250         $ 15.062         $ 0.16
SECOND QUARTER          17.250           14.000           0.16
THIRD QUARTER           16.750           14.000           0.16
FOURTH QUARTER          16.875           14.160           0.18

--------------------------------------------------------------------------

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

                         ITEM 6. SELECTED FINANCIAL DATA

                                                                           AT DECEMBER 31,
                                          ----------------------------------------------------------------------------
                                             2000              1999            1998            1997               1996
                                          -----------       ----------      ----------      ----------      ----------
                                                                        (Dollars in thousands)
BALANCE SHEET DATA:
  Total assets                            $ 1,520,967       $1,377,318      $1,248,014      $1,197,459      $1,067,175
  Loans receivable, net                       957,637          800,946         722,622         708,145         694,121
  Investment securities (1)                   453,313          455,220         367,019         416,021         315,749
  Foreclosed property                               3              447             575             891           1,880
  Deposits                                  1,127,523        1,002,761         934,695         744,322         690,953
  Borrowed funds                              267,409          268,962         201,499         343,557         274,958
  Stockholders' equity                        105,732           91,578          97,082          91,065          83,141

                                                                   YEARS ENDED DECEMBER 31,
                                          ----------------------------------------------------------------------------
                                             2000              1999            1998            1997               1996
                                          -----------       ----------      ----------      ----------      ----------
                                                        (Dollars in thousands, except per share data)

OPERATING DATA:
  Interest and dividend income            $   111,609       $   96,742      $   93,460      $   90,078      $   63,545
  Interest expense                             59,964           50,183          52,512          52,377          37,317
                                          -----------       ----------      ----------      ----------      ----------

  Net interest income                          51,645           46,559          40,948          37,701          26,228
  Provision for loan losses                     3,710            2,400           1,440           2,040           1,415
  Net gain (loss) on sales
    of securities                                 (18)              54           1,344             439             497
  Net gain on sales of mortgage loans
    and mortgage servicing rights               1,328            1,208           1,338           1,628           1,352
  Other income                                  6,502            4,833           4,183           3,021           2,416
  Noninterest expenses                         31,746           30,071          28,178          24,364          19,925
  Minority Interest                               868               --              --              --              --
  Income tax expense                            8,665            7,491           7,130           6,672              40
                                          -----------       ----------      ----------      ----------      ----------

  Net income                              $    14,468       $   12,692      $   11,065      $    9,713      $    9,113
                                          ===========       ==========      ==========      ==========      ==========

PER SHARE DATA:
  Earning per share - basic               $      1.95       $     1.67      $     1.46      $     1.30      $     1.51
  Earnings per share - diluted                   1.90             1.63            1.41            1.25            1.47
  Dividends declared                             0.74             0.66            0.58            0.50            0.48
  Book value at end of period                   14.42            12.06           12.75           12.08           11.20

SELECTED FINANCIAL RATIOS:
  Return on average assets                       1.00%            0.96%           0.90%           0.80%           1.08%
  Return on average equity                      15.36            13.16           11.73           10.54           14.37
  Average equity as a percentage of
    average assets                               6.54             7.29            7.63            7.32            7.54
  Weighted average interest rate spread          3.26             3.24            2.84            2.77            2.72
  Net yield on average earning assets            3.77             3.71            3.44            3.31            3.22

(1) Investment securities include short term investments, U.S. government and agency obligations, mortgage-backed securities, other bonds and obligations, stock in the Federal Home Loan Bank of Boston and stock in the Savings Bank Life Insurance Company.

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                       CONDITION AND RESULTS OF OPERATIONS

                              RESULTS OF OPERATIONS

GENERAL

The results of operations of the Company consist primarily of the results of operations of the Bank, which is the Company's principal subsidiary. Net income for the year ended December 31, 2000 totaled $14.5 million (or $1.90 per diluted share) compared to $12.7 million (or $1.63 per diluted share) for the same period in 1999, an increase of 14.0% or $1.8 million. The improvement was primarily due to increases in net interest income and noninterest income, partially offset by higher provisions for loan losses and increases in noninterest expenses.

ANALYSIS OF AVERAGE YIELDS EARNED AND RATES PAID

The following table presents an analysis of average yields earned and rates paid for the years indicated:

                                                                            YEARS ENDED DECEMBER 31,
                                         -------------------------------------------------------------------------------------------
                                                                 2000                                            1999
                                         -----------------------------------------------   -----------------------------------------
                                                            INTEREST       AVERAGE                        Interest      Average
                                           AVERAGE           EARNED/        YIELD/        Average          Earned/      Yield/
                                           BALANCE            PAID           RATE         Balance           Paid         Rate
                                         -----------        --------       -------        -------          ------       -------
                                                                           (Dollars in thousands)
ASSETS
Earning assets:
  Short-term investments                 $    14,957        $    722        4.83%       $   17,043        $   807       4.74%
  Investment securities                      435,683          29,053        6.67           455,589         28,607       6.28
  Other earning assets                        17,542           1,058        6.03            17,436          1,051       6.03
  Total loans (1)                            900,442          80,776        8.97           764,400         66,277       8.67
                                         -----------        --------                    ----------        -------

Total earning assets                       1,368,624         111,609        8.15         1,254,468         96,742       7.71
                                         -----------        --------                    ----------        -------

Allowance for loan losses                    (11,697)                                      (11,293)
                                         -----------                                    ----------

Total earning assets less allowance
  for loan losses                          1,356,927                                     1,243,175
Other assets                                  84,088                                        80,041
                                         -----------                                    ----------
Total assets                             $ 1,441,015                                    $1,323,216
                                         ===========                                    ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
  NOW accounts                           $    58,224        $    626        1.08%       $   51,910        $   450       0.87%
  Money market accounts                       89,392           2,929        3.28            94,593          2,990       3.16
  Savings accounts                           271,146           9,916        3.66           240,141          7,854       3.27
  Time deposits                              543,583          30,389        5.59           473,237         24,433       5.16
                                         -----------        --------                    ----------        -------

Total interest bearing deposits              962,345          43,860        4.56           859,881         35,727       4.15
Borrowed funds                               263,338          16,104        6.12           263,224         14,456       5.49
                                         -----------        --------                    ----------        -------
Total interest bearing deposits
  and borrowed funds                       1,225,683          59,964        4.89         1,123,105         50,183       4.47
                                                            --------                                      -------
Demand deposits                              106,210                                        93,679
Other liabilities                              7,408                                         9,971
                                         -----------                                    ----------
Total liabilities                          1,339,301                                     1,226,755
Trust Preferred Securities                     7,513                                             -
Stockholders' equity                          94,201                                        96,461
                                         -----------                                    ----------
Total liabilities
  and stockholders' equity               $ 1,441,015                                    $1,323,216
                                         ===========                                    ==========

NET INTEREST INCOME                                         $ 51,645                                      $46,559
                                                            ========                                      =======

Weighted average rate spread                                                3.26%                                       3.24%

Net yield on earning assets (2)                                             3.77%                                       3.71%


                                                 YEARS ENDED DECEMBER 31,
                                         ------------------------------------------
                                                             1998
                                         ------------------------------------------
                                                             Interest      Average
                                             Average          Earned/      Yield/
                                             Balance           Paid         Rate
                                          ---------------   ------------   --------
                                                   (Dollars in thousands)
ASSETS
Earning assets:
  Short-term investments                  $    42,580        $ 2,318       5.45 %
  Investment securities                       390,182         25,054       6.42
  Other earning assets                         17,336          1,043       6.02
  Total loans (1)                             739,091         65,045       8.80
                                          -----------        -------

Total earning assets                        1,189,189         93,460       7.86
                                          -----------        -------

Allowance for loan losses                     (11,037)
                                          -----------

Total earning assets less allowance
  for loan losses                           1,178,152
Other assets                                   57,071
                                          -----------
Total assets                              $ 1,235,223
                                          ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
  NOW accounts                            $    44,048        $   518       1.18%
  Money market accounts                        66,263          2,200       3.32
  Savings accounts                            196,343          7,037       3.58
  Time deposits                               450,104         25,602       5.69
                                          -----------        ------

Total interest bearing deposits               756,758         35,357       4.67
Borrowed funds                                289,229         17,155       5.93
                                          -----------        ------
Total interest bearing deposits
  and borrowed funds                        1,045,987         52,512       5.02
                                                             -------
Demand deposits                                77,467
Other liabilities                              17,473
                                          -----------
Total liabilities                           1,140,927
Trust Preferred Securities                         --
Stockholders' equity                           94,296
                                          -----------
Total liabilities
  and stockholders' equity                $ 1,235,223
                                          ===========

NET INTEREST INCOME                                          $40,948
                                                             =======

Weighted average rate spread                                               2.84%

Net yield on earning assets (2)                                            3.44%

(1)  Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for loan losses divided by average interest earning assets.

RATE/VOLUME ANALYSIS

The following table presents, for the periods indicated, the changes in interest and dividend income and the changes in interest expense attributable to changes in interest rates and changes in the volume of interest earning assets and interest bearing liabilities. The change attributable to both volume and rate has been allocated proportionally to the two categories.

                                                                           YEARS ENDED DECEMBER 31,
                                                  --------------------------------------------------------------------------
                                                         2000 COMPARED TO 1999                   1999 Compared to 1998
                                                          INCREASE (DECREASE)                     Increase (Decrease)
                                                                DUE TO                                  Due to
                                                  -----------------------------------      ---------------------------------
                                                   VOLUME        RATE         TOTAL        Volume        Rate        Total
                                                  --------      -------      --------      -------      -------      -------
                                                                             (Dollars in thousands)

Interest and dividend income:
  Loans before the allowance for loan losses      $ 12,137      $ 2,362      $ 14,499      $ 2,204      $  (972)     $ 1,232
  Investment securities                             (1,282)       1,728           446        4,118         (565)       3,553
  Other earning assets                                   6            1             7            6            2            8
  Federal funds sold and short term investments       (100)          15           (85)      (1,241)        (270)      (1,511)
                                                  --------      -------      --------      -------      -------      -------

    Total interest and dividend income            $ 10,761      $ 4,106      $ 14,867      $ 5,087      $(1,805)     $ 3,282
                                                  --------      -------      --------      -------      -------      -------

Interest expense:
  Savings deposits                                     981        1,196         2,177        2,386         (847)       1,539
  Time deposits                                      3,825        2,131         5,956        1,272       (2,441)      (1,169)
  Borrowed funds                                         6        1,642         1,648       (1,480)      (1,219)      (2,699)
                                                  --------      -------      --------      -------      -------      -------

  Total interest expense                             4,812        4,969         9,781        2,178       (4,507)      (2,329)
                                                  --------      -------      --------      -------      -------      -------

  Net interest and dividend income                $  5,949      $  (863)     $  5,086      $ 2,909      $ 2,702      $ 5,611
                                                  ========      =======      ========      =======      =======      =======

NET INTEREST INCOME

Net interest income increased by $5.1 million to $51.6 million for the year ended December 31, 2000, representing a 10.9% increase from $46.6 million in 1999. The increase in net interest income was due primarily to volume increase in outstanding loans, combined with an increase in the net yield on average earning assets.

Net interest income increased by $5.6 million to $46.6 million for the year ended December 31, 1999, representing a 13.7% increase from $40.9 million in 1998. The increase in net interest income was primarily due to the increase of 27 basis points in the net yield on average earning assets combined with the volume increases in outstanding loans and investment securities.

INTEREST AND DIVIDEND INCOME

Interest and dividend income increased by $14.9 million (15.4%) to 111.6 million for the year ended December 31, 2000 from $96.7 million for the year ended December 31, 1999. This increase was due to a $114.2 million or 9.1% increase in average earning assets from $1,254.5 million in 1999 to $1,368.6 million in 2000. The average yield on earning assets increased to 8.15% for the year ended December 31, 2000 as compared to 7.71% for the comparable period of 1999.

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

INTEREST EXPENSE

Interest expense increased $9.8 million or 19.5% to $60.0 million for the year ended December 31, 2000 from $50.2 million in 1999. The increase is primarily attributable to an increase of $102.5 million in the average balance of deposits combined with an increase of 42 basis points in the average cost of funds from 4.47% in 1999 to 4.89% in 2000.

Interest expense decreased $2.3 million or 4.4% to $50.2 million for the year ended December 31, 1999 from $52.5 million in 1998. The volume increases in core deposits were more than offset by decreases in the rates paid on deposits and borrowed funds combined with the volume decreases in borrowed funds. The total weighed cost of funds decreased 55 basis points from 5.02% in 1998 to 4.47% in 1999.

PROVISION FOR LOAN LOSSES

Losses on loans are provided for under the accrual method of accounting. The determination of the adequacy of the allowance for loan losses is based upon management's assessment of risk elements in the portfolio, factors affecting loan quality and assumptions about the economic environment in which the Company operates. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant individual problem credits. In addition, management reviews overall portfolio quality through an analysis of current levels and trends in charge-off, delinquency and nonaccruing loan data, collateral values, economic conditions and their effect on borrowers, and the overall-banking environment. See "Financial Condition - Allowance for Loan Losses". Ultimate losses may vary significantly from the current estimates. Losses on loans, including impaired loans, are charged against the allowance when management believes the collectability of principal is doubtful.

Provisions for loan losses totaled $3.7 million, $2.4 million, and $1.4 million for the years ended December 31, 2000, 1999 and 1998 respectively. Provisions result from management's continuing internal review of the loan portfolio as well as its judgment as to the adequacy of the reserves in light of the condition of the regional real estate market and the economy generally. As a result of increased loans, there is an expectation that the Bank will continue to find it necessary to make provisions for loan losses in the future. See "Financial Condition - Non-Performing Assets".

The Bank's total allowance for loan losses was $12.7 million or 483.5% of non-accruing loans at December 31, 2000 compared to $11.3 million or 331.1% at December 31, 1999 and $11.3 million or 204.8% at December 31, 1998.

NONINTEREST INCOME

Noninterest income consists of net gains from sales of securities, net gains from sales of loans and loan servicing rights, fee and other noninterest income.

Noninterest income increased $1.7 million (28.2%) to $7.8 million for the year ended December 31, 2000 compared to $6.1 million in 1999. The primary reasons for the increase are increases in fee income and to a lesser extent income from bank owned life insurance policies purchased during the third quarter of 1999.

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

NONINTEREST EXPENSES

Noninterest expenses increased by $1.7 million (5.6%) to $31.7 million for the year ended December 31, 2000 compared to $30.1 million in 1999. The majority of this increase is attributable to higher salary and benefit costs.

Salaries and employee benefits increased by $1.4 million (9.9%) to $15.4 million for the year ended December 31, 2000 from $14.1 million in 1999 and $13.0 million in 1998. The increases were primarily attributable to higher slalary and benefit costs, including $600 thousand related to a change in the estimate of certain pension benefits in the fourth quarter of 2000. All other operating expenses increased $288,000 (1.8%) to $16.3 million for the year ended December 31, 2000 as compared to $16.0 million in 1999.

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

INCOME TAXES

The net provision for income taxes amounted to $8.7 million in 2000 compared to provisions of $7.5 million and $7.1 million recorded in 1999 and 1998, respectively. The effective tax rate in 2000 is comparable to the effective tax rates for 1999 and 1998.

                               FINANCIAL CONDITION

Total assets increased by $143.6 million or 10.4% to $1.5 billion at December 31, 2000 compared to $1.4 billion at December 31, 1999.

LOANS

At December 31, 2000, the loan portfolio, excluding the allowance for loan losses, and including mortgage loans held-for-sale, was $970.4 million, representing 63.8% of total assets. This is an increase of $158.0 million or 19.5% when compared to $812.3 million or 59.0% of total assets at December 31, 1999. See Item 1 - "Business - Lending Activities - General" for a table setting forth the composition of the loan portfolio of the Bank at the end of each of the past five years.

NONPERFORMING ASSETS

Nonperforming assets consist of nonaccruing and restructured loans (including impaired loans), and foreclosed property. Nonperforming assets totaled $2.6 million at December 31, 2000, compared to $3.9 million at December 31, 1999 and $6.1 million at December 31, 1998.

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

There were no restructured loans at December 31, 2000 compared to recorded investments in restructured loans of $303,000 and $447,000 for the years ended December 31, 1999 and 1998, respectively.

The amount of interest that would have been earned had the nonaccrual and restructured loans performed in accordance with original terms and conditions was $103,000, $164,000 and $456,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Foreclosed property at December 31, 2000 totaled $3,000 and consisted of repossessed automobiles compared to $447,000 the previous year which consisted mainly of real estate collateral from loans that were foreclosed.

At December 31, 2000, the recorded investment in loans that are considered to be impaired totaled $162,000 with a related allowance for loan losses of $143,000. The average recorded investment in impaired loans during 2000 was approximately $394,000.

The following table shows the composition of nonperforming assets for the five years ended December 31, 2000:

                                      2000        1999        1998        1997        1996
                                     ------      ------      ------      ------      ------
                                                     (Dollars in thousands)
Nonaccruing loans:
  Real estate                        $  649      $1,422      $3,260      $3,159      $2,693
  Other                               1,981       1,700       1,792       1,480       1,004
 Restructured loans                      --         303         447         905       1,042
                                     ------      ------      ------      ------      ------
Total nonaccruing loans               2,630       3,425       5,499       5,544       4,739


Foreclosed property                       3         447         575         891       1,880
                                     ------      ------      ------      ------      ------
Total nonperforming assets           $2,633      $3,872      $6,074      $6,435      $6,619
                                     ======      ======      ======      ======      ======

Percentage of nonperforming
  to total assets                      0.17%       0.28%       0.49%       0.54%       0.62%
Percentage of allowance for loan
  losses to nonaccruing loans         483.5%      331.1%      204.8%      190.7%      222.4%

The following table summarizes the activity of foreclosed property during the year ended December 31, 2000:

                                                                                  OTHER
                                 RESIDENTIAL    CONSTRUCTION    COMMERCIAL       REPOSSESSED
                                 REAL ESTATE    REAL ESTATE     REAL ESTATE       ASSETS          TOTAL
                                 ------------   -------------   ------------   -------------   ------------
                                                           (Dollars in Thousands)

Balance at beginning of year          $   --            $ 48          $  --           $ 399          $ 447

  Transfer from loans                     --              --             --           2,231          2,231
  Write-downs                             --              --             --              --             --
  Sales                                   --             (48)            --          (2,627)        (2,675)
                                 ------------   -------------   ------------   -------------   ------------

Balance at end of year                $   --            $ --          $  --             $ 3            $ 3
                                 ============   =============   ============   =============   ============

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

The determination of the adequacy of the allowance for loan losses is based upon management's assessment of risk elements in the portfolio, factors affecting loan quality and assumptions about the economic environment in which the Company operates. The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant individual problem credits. In addition, management reviews overall portfolio quality through an analysis of current levels and trends in charge-off, delinquency and nonaccruing loan data, collateral values, economic conditions and their effect on borrowers, and the overall-banking environment. These reviews are of necessity dependent upon estimates, appraisals and judgements, which may change quickly because of changing economic conditions and the Company's perception as to how these factors may affect the financial condition of debtors.

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

The Company also has "valuation" allowances for impaired loans. Loans are evaluated for impairment by measuring the net present value of the expected future cash flows using the loan's original effective interest rate, or looking at the fair value of the collateral if the loan is collateral dependent. When the difference between the net present value of a loan (of fair value of the collateral if the loan is collateral dependent) is lower than the recorded investment of the loan, the difference is reflected with a resulting "valuation" allowance.

In addition to the formula and valuation components, there is an unallocated allowance that is composed of two additional elements. The first element, which is based on the Company's credit policy, consists of an amount that is at least 20% to 25% of the formula and valuation allowances. This element recognizes the estimation risks associated with the formula model and the valuation allowance. The second element is based upon management's evaluation of various conditions, the effects of which are not directly measured in determining the formula and valuation allowances. The evaluation of the inherent loss resulting from these conditions involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with the unallocated allowance include the following:

     o then-existing general economic and business conditions affecting the Company's key lending areas,

     o credit quality trends, including trends in nonperforming loans expected to result from existing conditions,

     o    collateral values,

     o    loan volumes and concentrations,

     o    seasoning of the loan portfolio,

     o    specific industry conditions within portfolio segments,

     o    recent loss experience in particular segments of the portfolio,

     o    duration of the current business cycle,

     o    bank regulatory examination results, and

     o    findings of our internal credit examiners.

When an evaluation of these conditions signifies a change in the level of risk, the Company adjusts the formula allowance. Periodic credit reviews enable further adjustment to the allowance through the risk rating of loans and identification of loans requiring a valuation allowance. In addition, the formula model is designed to be self-correcting by taking into account recent loss experience.

The annual provision for loan losses is set based on the aforementioned factors. In addition, it is management's intent to maintain the allowance at a level consistent with the Company's peers in the banking industry. The allowance to loans ratio of 1.31% at December 31, 2000 was slightly above the Company's peer group's average allowance ratio of 1.30%1. Although the Company realized total loan growth of $158.0 million or 19.5% during 2000, there were no significant changes in loan concentrations, loan quality or loan terms during the period. Estimation methods and assumptions affecting the allowance for loan losses remained unchanged from those used in prior periods. There was no significant reallocation of the allowance for loan losses among the various segments of the portfolio.

The following table summarizes the activity in the allowance for loan losses for the five years ended December 31, 2000:

                                              2000            1999          1998            1997           1996
                                            ---------      ---------      ---------      ---------      ---------
                                                                   (Dollars in thousands)

Balance at beginning of year                $  11,339      $  11,261      $  10,570      $  10,538      $   6,552
Acquired allowance - Finest                        --             --             --             --          4,080
Acquired allowance - branch acquisition            --             --            765             --             --
Provision for loan losses                       3,710          2,400          1,440          2,040          1,415

Charge-offs:
  Mortgage                                        (16)          (396)          (709)        (1,212)        (1,148)
  Construction                                    (24)           (10)            --             --             (1)
  Owner-occupied commercial
    real estate                                    (3)            --             --             --             --
  Commercial                                     (113)          (607)          (726)            (2)          (157)
  Consumer                                     (2,663)        (2,221)        (2,111)        (1,612)        (1,029)
                                            ---------      ---------      ---------      ---------      ---------
Total charge-offs                              (2,819)        (3,234)        (3,546)        (2,826)        (2,335)
                                            ---------      ---------      ---------      ---------      ---------

Recoveries:
  Mortgage                                        118            604          1,288            575            277
  Construction                                     17              4             12             14              6
  Owner-occupied commercial
    real estate                                    20             --             --             --             --
  Commercial                                       61             84            578             85            461
  Consumer                                        270            220            154            144             82
                                            ---------      ---------      ---------      ---------      ---------
Total recoveries                                  486            912          2,032            818            826
                                            ---------      ---------      ---------      ---------      ---------

Net charge-offs                                (2,333)        (2,322)        (1,514)        (2,008)        (1,509)
                                            ---------      ---------      ---------      ---------      ---------

Balance at end of year                      $  12,716      $  11,339      $  11,261      $  10,570      $  10,538
                                            =========      =========      =========      =========      =========

Total loans at end of year                  $ 970,353      $ 812,285      $ 733,883      $ 718,715      $ 704,659
Average loans for the year                    900,442        764,400        739,091        715,772        538,758
Allowance to loans ratio                         1.31%          1.40%          1.53%          1.47%          1.50%
Net charge-offs to average loans ratio           0.26%          0.30%          0.20%          0.28%          0.28%


--------------------
(1) Based on the most recently available peer group data as of September 30, 2000.

INVESTMENTS

At December 31, 2000, the Company's investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank ("FHLB") stock and Savings Bank Life Insurance Company of Massachusetts stock, totaled $456.3 million or 30.0% of assets, compared to $461.1 million or 33.5% of assets at December 31, 1999. The portfolio included U.S. government and agency obligations having a book value of $122.1 million and mortgage-backed securities with a book value of $321.5 million. Interest and dividend income on the Company's investment portfolio, which amounted to $29.8 million, generated 26.7% of total interest and dividend income for the year ended December 31, 2000.

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

The Company does not have any investments in off-balance-sheet financial instruments, except as noted in Note 12 to the consolidated financial statements included in response to Item 8 - "Financial Statements and Supplementary Data" of this report.

The following table sets forth the composition of the investment portfolio for the years indicated:

                                                     2000          1999         1998
                                                   --------      --------      --------
                                                            (Dollars in thousands)
Short-term investments:
Interest bearing deposits                          $    141      $    134      $    107
Federal funds sold                                    2,833         5,775           281
                                                   --------      --------      --------
Total short-term investments                          2,974         5,909           388
                                                   --------      --------      --------

Investment securities available-for-sale:
U.S. government & agency obligations                121,828       113,981       100,122
Mortgage-backed securities                          317,176       310,003       244,083
Other bonds and obligations                             344        10,057         1,635
                                                   --------      --------      --------
Total investment securities available for sale      439,348       434,041       345,840
                                                   --------      --------      --------

Stock in Federal Home Loan Bank of Boston            12,771        19,985        19,985
Stock in Savings Bank Life Insurance Company          1,194         1,194         1,194
                                                   --------      --------      --------

                                                   $456,287      $461,129      $367,407
                                                   ========      ========      ========

Percent of total assets                                30.0%         33.5%         29.4%

For further information regarding the Company's investment portfolio, including information regarding amortized cost and fair value as of December 31, 2000, see notes 1, 4 and 20 to the Company's consolidated financial statements included in response to Item 8 hereof.

Set forth below is a breakdown of yields and contractual maturities for the amortized cost of indicated investment securities at December 31, 2000:

                            U.S               OTHER
                        GOVERNMENT            BONDS            MORTGAGE-
                        AND AGENCY             AND              BACKED
                        OBLIGATIONS        OBLIGATIONS        SECURITIES            TOTAL
                       --------------     --------------     --------------     ---------------
                                             (Dollars in thousands)
Due in 1 year or less:
  Amount                   $  10,349            $   --          $  24,893           $  35,242
  Yield                         5.94%             0.00%              6.38%               6.25%

Due from 1 to 2 years:
  Amount                   $   5,025            $   --          $  23,545           $  28,570
  Yield                         6.50%             0.00%              6.49%               6.49%

Due from 2 to 3 years:
  Amount                   $   5,022            $  348          $  21,103           $  26,473
  Yield                         5.56%             5.15%              6.45%               6.26%

Due from 3 to 5 years:
  Amount                   $  24,897            $   --          $  55,585           $  80,482
  Yield                         6.81%             0.00%              6.35%               6.49%

Due from 5 to 10 years:
  Amount                   $  74,474            $   --          $  94,922           $ 169,396
  Yield                         6.35%             0.00%              6.51%               6.44%

Due after 10 years:
  Amount                   $   2,366            $   --          $ 101,444           $ 103,810
  Yield                         4.94%             0.00%              6.83%               6.79%

TOTAL:
  AMOUNT                   $ 122,133            $  348          $ 321,492           $ 443,973
  YIELD                         6.35%             5.15%              6.57%               6.51%

DEPOSITS

Deposits have historically been the Bank's primary source of funds for lending and investment activities. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition. At December 31, 2000 the Bank had total deposits of $1,127.5 million, representing a net increase of $124.8 million compared to $1,002.8 million at December 31, 1999.

While deposit flows are unpredictable by nature, the Bank attempts to manage its deposits through selective pricing. Due to the uncertainty of market conditions, it is not possible for the Bank to predict how aggressively it will compete for deposits in the future or the likely effect of any such decision on deposit levels, interest expense and net interest income.

The following table sets forth the composition of average deposits and rates for the years indicated:

                                                 2000                             1999                           1998
                                   -------------------------------   ---------------------------    ----------------------------
                                                         WEIGHTED                      Weighted                        Weighted
                                                         AVERAGE                       Average                         Average
                                        AVERAGE          INTEREST        Average       Interest         Average        Interest
                                        BALANCE            RATE          Balance         Rate           Balance          Rate
                                   ------------------    ---------   ----------------  ---------    ----------------   ---------
                                                                           (Dollars in thousands)


NOW                                         $ 58,224         1.08%          $ 51,910       0.87%           $ 44,048        1.18%
Money market accounts                         89,392         3.28             94,593       3.16              66,263        3.32
Savings and notice accounts                  271,146         3.66            240,141       3.27             196,343        3.58
Time deposits                                543,583         5.59            473,237       5.16             450,104        5.69
                                   ------------------                ----------------               ----------------

Total interest bearing deposits              962,345         4.56            859,881       4.15             756,758        4.67

Demand deposits                              106,210                          93,679                         77,467
                                   ------------------                ----------------               ----------------

                                         $ 1,068,555                       $ 953,560                      $ 834,225
                                   ==================                ================               ================

BORROWED FUNDS

The primary source of the Bank's borrowings is the Federal Home Loan Bank ("FHLB"). The Bank also utilizes short-term repurchase agreements, generally with maturities of less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. Borrowings are an alternative source of funds compared to deposits and totaled $267.4 million at December 31, 2000 compared to $269.0 million and $201.5 million at December 31, 1999 and 1998, respectively. The increase in borrowings in 1999 was used to fund the growth in the investment and loan portfolios. Although the loan portfolio has continued to show growth during 2000, the need to borrow funds was diminished slightly by the continued growth in deposits.

The following table summarizes the maximum and average amounts of borrowings outstanding, the majority of which are short term, during 2000, 1999 and 1998 together with the weighted average interest rates thereon:

                                        FOR THE YEAR ENDED DECEMBER 31, 2000                  AT DECEMBER 31, 2000
                              ------------------------------------------------------     ---------------------------------
                                  MAXIMUM               AVERAGE           WEIGHTED                             WEIGHTED
                                   AMOUNT               AMOUNT            AVERAGE             AMOUNT            AVERAGE
                                OUTSTANDING           OUTSTANDING        INTEREST RATE      OUTSTANDING       INTEREST RATE
                              -----------------    ------------------    -----------     ------------------   ------------
                                                                     (Dollars in thousands)

FHLB Borrowings                      $ 255,414             $ 224,591           6.30%             $ 221,455           6.15%
Repurchase Agreements                   54,694                38,747           5.04                 45,954           5.40


                                       FOR THE YEAR ENDED DECEMBER 31, 1999                      AT DECEMBER 31, 1999
                              ------------------------------------------------------     ---------------------------------
                                  MAXIMUM               AVERAGE           WEIGHTED                             WEIGHTED
                                   AMOUNT               AMOUNT            AVERAGE             AMOUNT            AVERAGE
                                OUTSTANDING           OUTSTANDING        INTEREST RATE      OUTSTANDING       INTEREST RATE
                              -----------------    ------------------    -----------     ------------------   ------------
                                                                     (Dollars in thousands)

FHLB Borrowings                      $ 265,337             $ 234,843           5.67%             $ 238,677           5.82%
Repurchase Agreements                   32,114                28,381           4.06                 30,285           4.35


                                        FOR THE YEAR ENDED DECEMBER 31, 1998                    AT DECEMBER 31, 1998
                              ------------------------------------------------------     ---------------------------------
                                  MAXIMUM               AVERAGE           WEIGHTED                             WEIGHTED
                                   AMOUNT               AMOUNT            AVERAGE             AMOUNT            AVERAGE
                                OUTSTANDING           OUTSTANDING        INTEREST RATE      OUTSTANDING       INTEREST RATE
                              -----------------    ------------------    -----------     ------------------   ------------
                                                                      (Dollars in thousands)

FHLB Borrowings                      $ 411,605             $ 261,662           6.07%             $ 161,582           5.93%
Repurchase Agreements                   49,495                27,567           4.65                 39,917           4.04

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

In order to achieve a better repricing balance between its assets and liabilities, the Bank continued to originate and hold in portfolio adjustable rate residential mortgage loans. The Bank generally writes substantially all newly originated fixed rate residential loans to meet the requirements for sale in the secondary market. During 2000, the Bank sold $49.9 million of residential loans. As a result of this strategy residential loans decreased by $24.0 million during the year.

The Bank's commercial real estate, construction, consumer, aircraft and commercial business lending programs also provide opportunities to better match the interest rate sensitivity of its loan portfolio and liabilities due to the adjustable rate or short term characteristics of these types of loans. These types of loans increased by $182.0 million during the year. Total loans increased by $158.0 million during the year.

During 2000, investments decreased by $1.9 million. This maintenance of the year to year balances was primarily the result of the growth in the loan portfolio funded almost entirely by deposit growth and cash flows from loans and investments. Total Federal Home Loan Bank borrowings decreased by $17.2 million during the year.

Deposits increased by $124.8 million in 2000. The Bank maintains an aggressive marketing campaign for savings and time deposit products, which resulted in a significant increase in the balances of these products during 2000.

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

INTEREST RATE RISK

Interest rate risk represents the sensitivity of earnings to changes in market interest rates. As interest rates change, the interest income and expense streams associated with the Company's financial instruments also change thereby impacting net interest income (NII), the primary component of the Company's earnings. ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes. While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates and the interest income received and interest expense paid on all assets and liabilities reflected on the Company's balance sheet. This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates. A parallel and pro rata shift in rates over a 12-month period is assumed. The following reflects the Company's NII sensitivity analysis as of December 31, 2000:

---------------------------------------------------

   RATE CHANGE        ESTIMATED NII SENSITIVITY
---------------------------------------------------

     + 200 bp                  (1.51%)

     - 200 bp                   .79%

---------------------------------------------------

The preceding sensitivity analysis does not represent a Company forecast and should not be relied upon as being indicative of expected operating results. These hypothetical estimates are based upon numerous assumptions including: the nature and timing of interest rate levels including yield curve shape, prepayments on loan and securities, deposit decay rates, pricing decisions on loans and deposits, reinvestment/replacement of asset and liability cashflows, and others. While assumptions are developed based upon current economic and local market conditions, the Company cannot make any assurances as to the predictive nature of these assumptions including how a customer preferences of competitor influences might change.

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

The following table sets forth the maturity and repricing information relating to sensitive assets and liabilities at December 31, 2000. Fixed-rate investment securities, fixed rate mortgage-backed investments, fixed rate loans, loans held for sale, short-term investments, and other earning assets are shown in the table in the time period corresponding to computed principal amortization based on their respective contractual maturity. Adjustable rate investment securities, adjustable rate mortgage-backed investments, and adjustable rate loans are allocated to the period in which the rates are next adjusted. The table reflects an "expected" prepayment assumption on residential loans and mortgage-backed investments. Certificates of deposit and borrowed funds are shown in the table in the time period based on their respective contractual maturity. Money market deposit accounts and anniversary savings accounts are not subject to contractual interest rate adjustments, however, these products are generally more interest rate sensitive and are assumed to reprice within the 1-180 day time period. Regular savings and NOW accounts ("other deposits") are assumed to reprice within the 5 years + period. These deposit products are not subject to contractual interest rate adjustments either, however, the Bank believes that these deposits are less interest rate sensitive over long periods of time.

                                                                            December 31, 2000
                                     ----------------------------------------------------------------------------------------
                                       1-180           181-365          1-3            3-5             5+
                                        Days            Days           Years           Years          Years          Total
                                     ---------       ---------       ---------       ---------       --------      ----------
                                                                             (Dollars in thousands)
Interest-earning assets:

  Short-term investments             $   2,974       $      --       $      --       $      --       $     --      $    2,974
  Investment securities                 18,279           5,314          10,343          24,836         77,365         136,137
  Mortgage-backed securities            34,135          21,959          37,433          46,755        176,894         317,176
  Loans held for sale                    1,767              --              --              --             --           1,767
  Loans in process                          --              --              --              --             --              --
  Fixed rate loans                      57,217          55,931         186,435         130,959        178,364         608,906
  Adjustable rate loans                178,529          50,732          52,822          62,688         14,909         359,680
  Other earning assets                      --              --              --              --         17,601          17,601
                                     ---------       ---------       ---------       ---------       --------      ----------

  Total rate sensitive assets          292,901         133,936         287,033         265,238        465,133       1,444,241
                                     ---------       ---------       ---------       ---------       --------      ----------

Interest-bearing liabilities:

  Money market deposit accounts         85,191              --              --              --             --          85,191
  Certificates of deposit              215,663         207,972         147,084           2,924            349         573,992
  Other deposits                       215,666              --              --              --        135,893         351,559
  Borrowed funds                       197,954          66,397              --              68          2,990         267,409
                                     ---------       ---------       ---------       ---------       --------      ----------

  Total rate sensitive liabilities     714,474         274,369         147,084           2,992        139,232       1,278,151
                                     ---------       ---------       ---------       ---------       --------      ----------

Excess (deficiency) of
  interest sensitive assets
  over interest sensitive
  liabilities                        $(421,573)      $(140,433)      $ 139,949       $ 262,246       $325,901      $  166,090
                                     =========       =========       =========       =========       ========      ==========

Cumulative excess
  (deficiency) of interest
  sensitive assets over
  interest sensitive
  liabilities                        $(421,573)      $(562,006)      $(422,057)      $(159,811)      $166,090
                                     =========       =========       =========       =========       ========

Cumulative excess
  (deficiency)
  percentage of
  total assets                          (27.72)%        (36.95)%        (27.75)%        (10.51)%        10.92%

The following table reflects the scheduled maturities of selected loans at December 31, 2000:

                                                                     OVER
                                                                      ONE
                                                      ONE           THROUGH           OVER
                                                     YEAR            FIVE             FIVE
                                                    OR LESS          YEARS           YEARS           TOTAL
                                                  ------------    ------------    -------------   -------------
                                                                    (Dollars in thousands)

Construction loans                                   $ 31,091        $ 29,201         $ 33,744        $ 94,036
Owner-occupied commercial real estate                   5,465          17,045           46,163          68,673
Commercial loans                                       33,645          55,481           27,894         117,020
                                                  ------------    ------------    -------------   -------------

Total                                                $ 70,201       $ 101,727        $ 107,801       $ 279,729
                                                  ============    ============    =============   =============


A summary of the above categories of loans due after one year as to the rate variability follows (dollars in thousands):

With predetermined rates                                             $ 42,025
With floating or adjustable rates                                     167,503
                                                                  ------------

Total maturing or repricing after one year                          $ 209,528
                                                                  ============


                         LIQUIDITY AND CAPITAL RESOURCES

The Bank's principal sources of liquidity are customer deposits, borrowings from the FHLB, repurchase agreements, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities and prepayments of various investments and loan sales.

Management believes it is prudent to maintain an investment portfolio that not only provides a source of income, but also provides a potential source of liquidity to meet lending demand and deposit flows. The Bank adjusts the level of its liquid assets and the mix of its loans and investments based upon management's judgment as to the quality of specific investment opportunities and the relative attractiveness of their maturities and yields. At December 31, 2000, short-term investments, bonds and obligations and mortgage-backed investments totaled $456.3 million, 18.1% of which either matures or is estimated to be prepaid within one year. At December 31, 1999, short-term investments, bonds and obligations and mortgage backed investments totaled $455.2 million, 10.13% of which matured or were estimated to be prepaid within one year.

At December 31, 2000, the Bank had total outstanding borrowings of $267.4 million, 48% of which matures within one year. At year-end 1999, the Bank had outstanding borrowings of $269.0 million, 75% of which matured within one year.

At December 31, 2000, the Bank had outstanding commitments to originate loans and unused balances on existing loans totaling $163.8 million, compared to $114.2 million in 1999. Management believes the sources of liquidity previously discussed are sufficient to meet its commitments.

Net cash provided by operating activities totaled $11.5 million in 2000 compared to net cash provided of $25.8 million in 1999. Net income was $14.5 million compared to a net income of $12.7 million for the respective periods. The provision for loan losses recorded in 2000 was $3.7 million compared to $2.4 million in 1999. Net cash provided by operating activities totaled $25.8 million in 1999 compared to $23.8 million provided in 1998. Net income was $12.7 million compared to net income of $11.1 million for the respective periods. Provisions for loan losses recorded in 1999 totaled $2.4 million compared to $1.4 million in 1998.

Net cash used in investing activities totaled $147.2 million for the year ended December 31, 2000 compared to $205.3 million in 1999 and net cash provided of $142.9 million in 1998. The 2000 decrease in net cash used in investing activities compared to 1999 was primarily attributable to a reduction of purchases in investment securities partially offset by increased loan originations and purchases, and a reduction in proceeds from the sales, maturities and principal repayments of available for sale securities. In 1998 the Company assumed deposit liabilities, and received the resultant cash, of $65.0 million associated with the purchase of five branches.

Net cash provided by financing activities totaled $122.9 million for the year ended December 31, 2000 compared to $130.7 in 1999, and net cash used of $98.9 million in 1998. Net cash used to repay borrowed funds totaled $1.6 million in 2000, compared to net cash provided by borrowings of $67.5 million in 1999 and net cash used to repay borrowings of $144.5 million in 1998. Net cash provided by increased deposits totaled $124.8 million, $68.1 million and $50.1 million in 2000, 1999 and 1998 respectively. Net cash of $5.4 million, $5.0 million and $4.2 million was used to pay dividends in 2000, 1999 and 1998, respectively.

As of December 31, 2000, the Bank is in compliance with and exceeds Federal regulatory capital requirements. The minimum standards are (i) a total risk-based capital ratio of 8%, (ii) a Tier I risk-based capital ratio of 4% or
(iii) a Tier I leverage capital ratio of 4%.

                               IMPACT OF INFLATION

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require measurements of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

An important concept in understanding the effect of inflation on financial institutions is the distinction between monetary and nonmonetary items. In a stable environment, monetary items are those assets and liabilities that are or will be converted into a fixed amount of dollars regardless of changes in prices. Examples of monetary items include cash, investment securities, loans, deposits and borrowings. Nonmonetary items are those assets and liabilities that gain or lose general purchasing power as a result of the relationships between specific prices for the items and price change levels. Examples of nonmonetary items include premises and equipment and real estate in foreclosure. If real estate values decrease sharply, the deflationary impact of changing prices of real estate securing loans foreclosed upon could significantly affect a financial institution's performance. Additionally, interest rates do not necessarily move in the same direction, or in the same magnitude, as the prices of goods and services as measured by the consumer price index. In a volatile interest rate environment, liquidity and the management of the maturity structure of assets and liabilities are critical in maintaining acceptable profitability levels.

               ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of FIRST ESSEX BANCORP, INC.:

We have audited the accompanying consolidated balance sheets of First Essex Bancorp, Inc. and subsidiaries (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Essex Bancorp, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                                             ARTHUR ANDERSEN LLP


Boston, Massachusetts
January 16, 2001

                            FIRST ESSEX BANCORP, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                              DECEMBER 31,
                                                                           2000             1999
                                                                        -----------      -----------
                                                                          (Dollars in thousands)

ASSETS

Cash and cash equivalents                                               $    28,840      $    41,598
Investment securities available-for-sale (Note 4)                           439,348          434,041
Stock in Savings Bank Life Insurance Company                                  1,194            1,194
Stock in Federal Home Loan Bank of Boston (Note 8)                           12,771           19,985
Mortgage loans held-for-sale (Note 5)                                         1,767            3,054
Loans receivable, less allowance for loan losses of
  $12,716 and $11,339 (Note 5)                                              955,870          797,892
Accrued interest receivable                                                   9,852            8,672
Foreclosed property                                                               3              447
Bank premises and equipment (Note 6)                                          9,820           10,692
Intangible assets                                                            19,194           21,763
Other assets (Note 10)                                                       42,308           37,980
                                                                        -----------      -----------

                                                                        $ 1,520,967      $ 1,377,318
                                                                        ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Deposits (Note 7)                                                       $ 1,127,523      $ 1,002,761
Borrowed funds (Note 8)                                                     267,409          268,962
Mortgagors' escrow accounts                                                     581            1,162
Other liabilities (Note 11)                                                  10,037           12,855
                                                                        -----------      -----------

           Total liabilities                                              1,405,550        1,285,740
                                                                        -----------      -----------

COMMITMENTS AND CONTINGENCIES (NOTE 12)

Company-obligated mandatorily redeemable trust preferred
  securities of subsidiary trust holding solely junior subordinated
  debentures of the Company (Note 9)                                          9,685               --
                                                                        -----------      -----------

STOCKHOLDERS' EQUITY (NOTES 14 AND 16)
Serial preferred stock $.10 par value per share; 5,000,000 shares authorized, no shares issued
Common stock $.10 par value per share; 25,000,000 shares
  authorized, 9,763,200 and 9,745,200 shares issued                             976              975
Additional paid-in-capital                                                   78,094           77,851
Retained earnings                                                            53,027           44,027
Treasury stock, at cost, 2,429,300 and 2,153,300 shares                     (23,535)         (19,244)
Accumulated other comprehensive loss                                         (2,830)         (12,031)
                                                                        -----------      -----------

           Total stockholders' equity                                       105,732           91,578
                                                                        -----------      -----------

                                                                        $ 1,520,967      $ 1,377,318
                                                                        ===========      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    YEARS ENDED DECEMBER 31,
                                                            ------------------------------------------
                                                               2000            1999           1998
                                                            -----------      ----------     ----------

                                                       (Dollars in thousands, except share and per share amounts)

INTEREST AND DIVIDEND INCOME:
      Loans                                                 $    80,776      $   66,277     $   65,045
      Investment securities available-for-sale                   29,053          28,607         18,788
      Investment securities held-to-maturity                        --               --          6,266
      Other earning assets                                        1,058           1,051          1,043
      Short term investments                                        722             807          2,318
                                                            -----------      ----------     ----------

      Total interest and dividend income                        111,609          96,742         93,460
                                                            -----------      ----------     ----------

INTEREST EXPENSE:
      Deposits                                                   43,860          35,727         35,357
      Borrowed funds                                             16,104          14,456         17,155
                                                            -----------      ----------     ----------

TOTAL INTEREST EXPENSE:                                          59,964          50,183         52,512
                                                            -----------      ----------     ----------

NET INTEREST INCOME                                              51,645          46,559         40,948
Provision for loan losses (Note 5)                                3,710           2,400          1,440
                                                            -----------      ----------     ----------

NET INTEREST INCOME AFTER PROVISION
      FOR LOAN LOSSES                                            47,935          44,159         39,508
                                                            -----------      ----------     ----------

NONINTEREST INCOME:
      Net gain on sales of mortgage loans
         and mortgage servicing rights                            1,328           1,208          1,338
      Net gain (loss) on sales of investment securities             (18)             54          1,344
      Loan fees                                                     753             757            693
      Other fee income                                            4,314           3,716          2,999
      Other                                                       1,435             360            491
                                                            -----------      ----------     ----------

TOTAL NONINTEREST INCOME                                          7,812           6,095          6,865
                                                            -----------      ----------     ----------

NONINTEREST EXPENSE:
      Salaries and employee benefits                             15,448          14,061         13,036
      Occupancy and equipment                                     4,572           4,586          4,193
      Professional services                                       1,228           1,518          1,103
      Information processing                                      2,632           2,470          2,296
      Insurance                                                     451             333            264
      Expenses, gains and losses on,
         and write-downs of, foreclosed property                    397             486            350
      Amortization of intangible assets                           2,569           2,631          1,724
      Other                                                       4,449           3,986          5,212
                                                            -----------      ----------     ----------

TOTAL NONINTEREST EXPENSE                                        31,746          30,071         28,178

Minority Interest                                                   868              --             --
                                                            -----------      ----------     ----------

INCOME BEFORE PROVISION FOR INCOME TAXES                         23,133          20,183         18,195

PROVISION FOR INCOME TAXES (NOTE 10)                              8,665           7,491          7,130
                                                            -----------      ----------     ----------

NET INCOME                                                  $    14,468      $   12,692     $   11,065
                                                            ===========      ==========     ==========

EARNING PER SHARE - BASIC                                   $      1.95      $     1.67     $     1.46
                                                            ===========      ==========     ==========
EARNING PER SHARE - DILUTED                                 $      1.90      $     1.63     $     1.41
                                                            ===========      ==========     ==========

WEIGHTED AVERAGE NUMBER OF SHARES - BASIC                     7,408,207       7,616,547      7,563,859
                                                            ===========      ==========     ==========
WEIGHTED AVERAGE NUMBER OF SHARES - DILUTED                   7,602,481       7,790,822      7,840,213
                                                            ===========      ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                         YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                         ----------------------------------------------------------------------------------
                                                                                                     Accumulated
                                                               Additional                              Other
                                         Comprehensive Common   Paid in       Retained   Treasury    Comprehensive
                                          Income       Stock    Capital       Earnings    Stock      Income/(Loss)    Total
                                         ----------------------------------------------------------------------------------
                                                                             (Dollars in thousands)

Balance at December 31, 1997                           $ 952    $ 75,303      $ 29,685  $ (15,842)       $ 967     $ 91,065
Comprehensive income:
Net income                               $ 11,065         --          --        11,065         --           --       11,065
Other comprehensive income:
  Unrealized securities gains,
  net of $357 tax expense,
    arising during the period                 554
  Less: reclassification adjustment
    for security gains included in
    net income, net of $527 tax expense       817
                                         ---------
Total other comprehensive income             (263)        --          --            --         --         (263)        (263)
                                         ---------
Total comprehensive income               $ 10,802
                                         =========
Cash dividends declared                                                         (4,391)                              (4,391)
Common stock repurchases                                  --          --            --     (2,493)          --       (2,493)
Stock options exercised                                   19       2,080            --         --           --        2,099
                                                       ---------------------------------------------------------------------
Balance at December 31, 1998                           $ 971    $ 77,383      $ 36,359  $ (18,335)       $ 704     $ 97,082

Comprehensive income:
Net income                               $ 12,692         --          --        12,692         --           --       12,692
Other comprehensive income:
  Unrealized securities losses,
    net of $7,496 tax benefit,
    arising during the period             (12,701)
  Less: reclassification adjustment
    for security gains included in
    net income, net of $20 tax expense        (34)
                                         ---------
Total other comprehensive income          (12,735)        --          --            --         --      (12,735)     (12,735)
                                         ---------
Total comprehensive loss                 $    (43)                                                                       --
                                         =========
Cash dividends declared                                                         (5,024)                              (5,024)
Common stock repurchases                                  --          --            --       (909)          --         (909)
Stock options exercised                                    4         468            --         --           --          472
                                                       ---------------------------------------------------------------------
Balance at December 31, 1999                           $ 975    $ 77,851      $ 44,027  $ (19,244)   $ (12,031)    $ 91,578
                                                       =====================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (CONTINUED)

                                                         YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                         ----------------------------------------------------------------------------------------
                                                                                                         Accumulated
                                                               Additional                                   Other
                                         Comprehensive Common   Paid in       Retained      Treasury     Comprehensive
                                          Income       Stock    Capital       Earnings        Stock       Income/(Loss)    Total
                                         -----------------------------------------------------------------------------------------
                                                                             (Dollars in thousands)

Balance at December 31, 1999                             $ 975    $ 77,851     $ 44,027      $ (19,244)     $ (12,031)    $ 91,578
Comprehensive income:
Net income                                $ 14,468          --          --       14,468             --             --       14,468
Other comprehensive income:
  Unrealized securities gains,
    net of $5,250 tax expense,
    arising during the period                9,190
  Less: reclassification adjustment
    for security losses included in
    net income, net of $7 tax expense           11
                                         ----------
Total other comprehensive income             9,201          --          --           --             --          9,201        9,201
                                         ----------
Total comprehensive income                $ 23,669
                                         ==========
Cash dividends declared                                                          (5,468)                                    (5,468)
Common stock repurchases                                    --          --           --         (4,291)            --       (4,291)
Stock options exercised                                      1         243           --             --             --          244
                                                         --------------------------------------------------------------------------
Balance at December 31, 2000                             $ 976    $ 78,094     $ 53,027      $ (23,535)      $ (2,830)   $ 105,732
                                                         ==========================================================================

The accompanying notes are an integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                             Years ended December 31,
                                                                                       ---------------------------------------
                                                                                         2000           1999           1998
                                                                                       ---------      ---------      ---------
                                                                                              (Dollars in thousands)
Cash flows from operating activities:
  Net income                                                                           $  14,468      $  12,692      $  11,065
Adjustments to reconcile net income to net cash provided by operating activities:
  Provision for loan losses                                                                3,710          2,400          1,440
  Provision for depreciation and amortization                                              1,781          2,082          1,963
  Gain on sale of foreclosed property                                                        (23)           (90)          (373)
  Write-down of foreclosed property                                                           --             --             16
  Amortization of investment securities discounts and premiums, net                          482            871          1,192
  Amortization of intangible assets                                                        2,595          2,631          1,724
  Provision for prepaid income taxes                                                      (2,037)        (1,571)           (88)
  Proceeds from sales of mortgage loans and mortgage servicing rights                     52,282         63,820        111,618
  Mortgage loans originated for sale                                                     (48,705)       (63,100)      (101,039)
  Realized (gains) losses on sales of investment securities                                   18            (54)        (1,344)
  Realized gains on sales of mortgage loans and mortgage servicing rights, net            (1,328)        (1,208)        (1,338)
  Increase (decrease) in accrued interest receivable                                      (1,180)           498         (1,086)
  Decrease (increase) in other assets                                                     (2,359)          (844)         4,545
  Increase (decrease) in other liabilities                                                (8,167)         7,691         (4,453)
                                                                                       ---------      ---------      ---------

    Net cash provided by operating activities                                             11,537         25,818         23,842
                                                                                       ---------      ---------      ---------

Cash flows from investing activities:
  Acquisition of branch assets and assumed deposit liabilities,
    net of cash acquired (Note 3)                                                             --             --         65,033
  Proceeds from sales of available-for-sale securities                                       107         20,006        209,926
  Proceeds from maturities and principal payments of available-for sale securities        43,150         77,529         70,002
  Proceeds from maturities and principal payments of held-to-maturity securities              --             --         36,771
  Purchases of available-for-sale securities                                             (34,613)      (206,750)      (251,087)
  Purchases of held to maturity securities                                                    --             --        (21,892)
  Purchases of Federal Home Loan Bank stock                                                 (786)            --           (182)
  Redemption of Federal Home Loan Bank stock                                               8,000             --             --
  Loans originated and purchased, net of principal collected                            (164,814)       (82,630)        31,411
  Purchase of bank owned life insurance                                                       --        (15,000)            --
  Proceeds from sales of foreclosed property                                               2,698          2,612          3,795
  Purchases of bank premises and equipment                                                  (909)        (1,059)          (911)
                                                                                       ---------      ---------      ---------

    Net cash provided by (used in) investing activities                                 (147,167)      (205,292)       142,866
                                                                                       ---------      ---------      ---------

Cash flows from financing activities:
  Net increase in demand deposits, NOW accounts and savings accounts                      42,417         41,202         70,097
  Net increase (decrease) in term deposits                                                82,345         26,864        (20,023)
  Net decrease in borrowed funds with maturities of three months or less                 (44,396)       (12,132)       (73,298)
  Proceeds from borrowed funds with maturities in excess of three months                 420,596        159,195        158,000
  Repayments of borrowed funds with maturities in excess of three months                (377,753)       (79,600)      (229,162)
  Proceeds from the issuance of Company-obligated trust preferred securities of
     subsidiary trust holding soley junior subordinated debentures of the Company          9,660             --             --
  Increase (decrease) in mortgagors' escrow accounts                                        (581)           460            141
  Dividends paid                                                                          (5,369)        (4,863)        (4,228)
  Stock options exercised                                                                    244            472          2,099
  Common stock repurchases                                                                (4,291)          (909)        (2,493)
                                                                                       ---------      ---------      ---------

    Net cash provided by (used in) financing activities                                  122,872        130,689        (98,867)
                                                                                       ---------      ---------      ---------

    Net increase (decrease) in cash and cash equivalents                                 (12,758)       (48,785)        67,841

Cash and cash equivalents at beginning of the year                                        41,598         90,383         22,542
                                                                                       ---------      ---------      ---------

Cash and cash equivalents at end of the year                                           $  28,840      $  41,598      $  90,383
                                                                                       =========      =========      =========

The accompanying notes are an integral part of these consolidated financial statements.

                           FIRST ESSEX BANCORP, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (CONTINUED)

                                                                                YEARS ENDED DECEMBER 31,
                                                                            --------------------------------
                                                                             2000        1999         1998
                                                                            -------     -------     --------
                                                                             (Dollars in thousands)

Supplemental disclosures of cash flow information:

Interest paid during the year                                               $60,093     $50,431     $ 52,320
Income taxes paid during the year                                             9,890       7,881        7,240

Supplemental schedule of noncash financing and investing activities:
Real estate acquired through, or deeds in lieu of, foreclosure                2,231       2,394          961
Held-to-maturity securities reclassified to available-for-sale (Note 1)          --          --      162,861


The accompanying notes are an integral part of these consolidated financial statements.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                           PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of First Essex Bancorp, Inc. ("the Company"), and its subsidiaries, First Essex Bank, FSB ("the Bank") and First Essex Capital Trust I. All significant intercompany balances have been eliminated in consolidation.

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

                              INVESTMENT SECURITIES

Investments in debt securities may be classified as held-to maturity and measured at amortized cost only if the Company has the positive intent and ability to hold such securities to maturity. Investments in debt securities that are not classified as held-to-maturity and equity securities that have readily determinable fair values are classified as trading securities or available-for-sale securities. Trading securities are investments purchased and held principally for the purpose of selling in the near term; available-for-sale securities are investments not classified as trading or held-to-maturity. Unrealized holding gains and losses for trading securities are included in earnings; unrealized holding gains and losses for available-for-sale securities are reported in comprehensive income and as a separate component of stockholders' equity.

During the second quarter of 1998, the Company reclassified to available-for-sale all securities previously classified as held-to-maturity. This reclassification was a result of an analysis of the strategic alternatives for the securities portfolio. Under Securities and Exchange Commission guidelines, this reclassification prohibits the Company from classifying securities as held-to-maturity for a period of at least two years.

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

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

The Company also has "valuation" allowances for impaired loans. When impaired loans are evaluated, if the difference between the net present value of the impaired loan (or fair value of the collateral if the loan is collateral-dependent) is lower than the recorded investment of the loan, the shortfall is reflected with a resulting "valuation" allowance.

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

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

Key elements of the above estimates, including assumptions used in independent appraisals, are dependent upon the economic conditions prevailing at the time of the estimates. Accordingly, uncertainty exists as to the final outcome of certain of the valuation judgements as a result of economic conditions in the region. The inherent uncertainties in the assumptions relative to projected sales prices or rental rates may result in the ultimate realization of amounts on certain loans that are significantly different from the amounts reflected in these consolidated financial statements.

                            MORTGAGE SERVICING RIGHTS

The transfer of financial assets in which the Company surrenders control over those financial assets is accounted for as a sale to the extent that consideration other than beneficial interests in the transferred assets is received in exchange. Each time the Company undertakes an obligation to service financial assets it recognizes either a servicing asset or a servicing liability for that contract, unless it securitizes the asset, retains all of the securities, and classifies them as debt securities held-to-maturity. The carrying amount of capitalized mortgage-servicing rights at December 31, 2000 and 1999 was $0 and $77,000 respectively. Amortization of these rights totaled $9,000 and $27,000 for the years ended December 31, 2000 and 1999 respectively. During the second quarter of 2000, the Company sold all of its capitalized mortgage servicing rights, and recorded a gain of $28,000.

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

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

                           BANK PREMISES AND EQUIPMENT

Real estate held for banking purposes, leasehold improvements and furniture and fixtures are stated at cost, less accumulated depreciation and amortization. Depreciation is computed principally on the straight-line method over estimated service lives. Amortization of leasehold improvements is computed on the straight-line method over the shorter of the estimated useful lives of the assets or related lease term. Expenditure for maintenance, repairs and renewals of minor items are charged to expense as incurred.

Bank premises and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Based on its review, the Company does not believe that any material impairments of its long-lived assets has occurred. Long-lived assets to be disposed of are reported at the lower of the carrying amounts or fair value less cost to sell.

                                INTANGIBLE ASSETS

Intangible assets, comprised of goodwill and a core deposit premium, represents the excess of the purchase price over the fair value of net assets acquired in the acquisition of Finest Financial Corp. in 1996 and the 1998 branch acquisition (Note 3). Goodwill is being amortized on a straight-line basis over 15 and 20 years, respectively. The core deposit premium is being amortized over an eight-year period on an accelerated basis. The Company periodically evaluates the realizability of intangible assets based on expectations of nondiscounted future cash flows of the related acquired entity and branches. If the sum of the nondiscounted future cash flows is less than the carrying amount of the intangible asset, the Company would recognize an impairment loss. At December 31, 2000, the Company has not recorded any impairment of its intangible assets.

                                  INCOME TAXES

The Company records income taxes under the liability method. Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company's assets and liabilities. Deferred taxes are measured using enacted tax rates that are expected to be in effect when the amounts related to such temporary differences are realized or settled. The Company's deferred tax asset is reviewed quarterly and adjustments are recognized in the provision for income taxes based on management's judgments relating to realizability.

                                  OTHER ASSETS

Other assets include a $20.0 million long term fixed rate certificate of deposit with the FHLB and $15 million of Bank owned life insurance ("BOLI") policies at December 31, 2000. The certificate of deposit was purchased at a discount and this discount is accreted to income quarterly resulting in carrying amounts of $17.6 million and $17.5 million at December 31, 2000 and 1999, respectively. BOLI policies provide life insurance on the lives of certain employees. The Company is the beneficiary of the insurance. Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in other income, and are not subject to income taxes if certain conditions are met. BOLI carrying values totaled $16.3 million and $15.3 million at December 31, 2000 and 1999, respectively.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

                               EARNINGS PER SHARE

Basic EPS amounts have been computed by dividing reported earnings available to common shareholders by the weighted average number of common shares outstanding during the year. Dilutive EPS amounts have been computed using the weighted average number of common shares and the dilutive potential common shares (stock options outstanding) outstanding during the year. Included in diluted EPS are 194,274, 174,275, and 276,354 dilutive potential common shares for 2000, 1999 and 1998, respectively. Excluded from diluted earnings per share were options to purchase 266,400, 494,544, and 308,566 shares in 2000, 1999 and 1998, respectively. These shares were excluded as the exercise price was greater than the average market price of the common shares during the respective years.

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

                                RECLASSIFICATIONS

Certain reclassifications have been made to the 1999 and 1998 consolidated financial statements to conform to the 2000 presentation.

                        RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value. The statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statements, and requires that a company must formally document, designate and assess the effectiveness of transactions that receive hedge accounting. On June 15, 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133." The Statement addresses a limited number of issues causing implementation difficulties for numerous entities that are required to implement SFAS No. 133.

Statement 133 as amended by SFAS Nos. 137 and 138 is effective for fiscal years beginning after June 15, 2000. A company may also implement the statements as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. Statement 133 must be applied to (a) derivative instruments and
(b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the Company's election, before January 1, 1998).

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

The Company adopted SFAS No. 133 in the first quarter of 2001. The adoption of SFAS No. 133 did not have a material effect on the consolidated financial statements, but could have the effect of increasing the volatility in reporting earnings and accumulated other comprehensive income.

SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, was issued in September 2000. SFAS No. 140 is a replacement of SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the Financial Accounting Standards Board ("FASB"), and some were changed only in minor ways. In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No.
125. SFAS No. 140 is effective for transfers after March 31, 2001. Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position or results of operations of the Company.

2.  BUSINESS SEGMENTS

In 1998, the Company Adopted SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information," which establishes standards for reporting operating segments of a business enterprise and descriptive information about the operating segments in financial statements. Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance. The Company's chief operating decision-maker is the Chief Executive Officer and Chairman of the Board of the Company. The adoption of SFAS No. 131 did not have a material effect on the Company's primary financial statements, but did result in the disclosure of segment information contained herein. The Company has identified its reportable operating business segment as Community Banking, based on the products and services provided to its customers.

The Company's community banking business segment consists of commercial banking and retail banking. The community banking segment is managed as a single strategic unit and derives its revenues from a wide range of banking services, including lending activities, and the acceptance of demand, savings and time deposits.

Nonreportable operating segments of the Company's operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the other category in the disclosure of business segments below. The nonreportable segment represents the holding company financial information (Note 21) and its non-banking subsidiary First Essex Capital Trust I.

The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (Note 1). The consolidation adjustments reflect certain eliminations of intersegment revenue, cash and investments in subsidiaries.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

                                                          CONSOLIDATION
                                 COMMUNITY                  ADJUSTMENTS
                                  BANKING        OTHER    AND ELIMINATIONS  CONSOLIDATED
                                 ----------     --------      --------      ----------
                                                  (DOLLARS IN THOUSANDS)
DECEMBER 31, 2000
  INVESTMENT SECURITIES          $  453,313     $     --      $     --      $  453,313
  NET LOANS                         957,637           --            --         957,637
  LONG-LIVED ASSETS                  63,892           --            --          63,892
  TOTAL ASSETS                    1,521,049       55,385       (55,467)      1,520,967
  TOTAL DEPOSITS                  1,128,405           --          (882)      1,127,523
  BORROWED FUNDS                    267,409           --            --         267,409
  TOTAL LIABILITIES               1,406,660       11,638       (12,748)      1,405,550

  TOTAL INTEREST INCOME             111,602          992          (985)        111,609
  TOTAL INTEREST EXPENSE             60,080          869          (985)         59,964
  NET INTEREST INCOME                51,522          123            --          51,645
  PROVISION FOR LOAN LOSSES           3,710           --            --           3,710
  TOTAL NONINTEREST INCOME            7,683          129            --           7,812
  TOTAL NONINTEREST EXPENSE          31,746          868            --          32,614
  PROVISION FOR INCOME TAXES          9,470         (805)           --           8,665
  NET INCOME                         14,278          190            --          14,468

December 31, 1999
  Investment securities             455,220           --            --         455,220
  Net loans                         800,946           --            --         800,946
  Long-lived assets                  65,292           --            --          65,292
  Total assets                    1,377,265       44,171       (44,118)      1,377,318
  Total deposits                  1,002,985           --          (224)      1,002,761
  Borrowed funds                    268,962           --            --         268,962
  Total liabilities               1,285,956        1,408        (1,624)      1,285,740

  Total interest income              96,736           16           (10)         96,742
  Total interest expense             50,193           --           (10)         50,183
  Net interest income                46,543           16            --          46,559
  Provision for loan losses           2,400           --            --           2,400
  Total noninterest income            6,095           --            --           6,095
  Total noninterest expense          30,076           (5)           --          30,071
  Provision for income taxes          7,449           42            --           7,491
  Net income                         12,713          (21)           --          12,692

December 31, 1998
  Investment securities             367,019           --            --         367,019
  Net loans                         722,622           --            --         722,622
  Long-lived assets                  53,497           --            --          53,497
  Total assets                    1,246,213       49,856       (48,055)      1,248,014
  Total deposits                    935,424           --          (729)        934,695
  Borrowed funds                    201,499           --            --         201,499
  Total liabilities               1,149,950        1,711          (729)      1,150,932

  Total interest income              93,456          112          (108)         93,460
  Total interest expense             52,620           --          (108)         52,512
  Net interest income                40,836          112            --          40,948
  Provision for loan losses           1,440           --            --           1,440
  Total noninterest income            6,720          145            --           6,865
  Total noninterest expense          28,178           --            --          28,178
  Provision for income taxes          7,022          105             3           7,130
  Net income                         10,916          152            (3)         11,065

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

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

Because the acquisition of branches represents the acquisition of assets and does not represent the acquisition of a business, separate entity or subsidiary, no pro forma financial information is presented. Because the deposit liabilities assumed exceed the assets acquired, there was a cash payment made to the Company as a result of this transaction.

The following is a summarization of the components of the transaction based on estimates of fair value at the date of acquisition (in thousands):


Loans, net                                                 $ 60,425
Bank premises and equipment                                   2,222
Core deposit intangible                                      10,544
Goodwill                                                      4,580
Prepaid expenses and other assets                               434
Deposit and repurchase agreement liabilities assumed       (142,701)
Accrued expenses and liabilities                               (537)
                                                           ---------
Net cash received                                          $ 65,033
                                                           =========

4.       INVESTMENT  SECURITIES

Investment securities at December 31, 2000 and 1999 are as follows:

                                                      2000                                            1999
                                    --------------------------------------------   ---------------------------------------------
                                                    UNREALIZED                                      Unrealized
                                    AMORTIZED    ----------------       FAIR       Amortized    ------------------        Fair
                                      COST       GAINS    LOSSES        VALUE        Cost        Gains    Losses          Value
                                    --------     ----     -------      --------     --------     ----     --------      --------
                                                                        (Dollars in thousands)
Investment securities available
  for sale:
  U.S. government and
    agency obligations              $122,133     $ --     $  (305)     $121,828     $117,620     $ --     $ (3,639)     $113,981
  Mortgage-backed securities         321,492       --      (4,316)      317,176      324,717       --      (14,714)      310,003
  Other bonds and obligations            348       --          (4)          344       10,783       --         (726)       10,057
                                    --------     ----     -------      --------     --------     ----     --------      --------
Total investment securities         $443,973     $ --     $(4,625)     $439,348     $453,120     $ --     $(19,079)     $434,041
                                    ========     ====     =======      ========     ========     ====     ========      ========

At December 31, 2000 and 1999, U.S. government obligations and mortgage-backed securities with amortized cost of $65,822,000 and $56,492,000, respectively, and fair value of $65,296,000 and $54,715,000, respectively, were pledged to collateralize certain borrowings, deposit accounts and repurchase agreements.

For the year ended December 31, 2000, there were realized gross losses of $18,000 from the sale of investment securities available-for-sale. For the years ended December 31, 1999 and 1998, there were realized gains before taxes from the sale of investment securities of approximately $54,000 and $1,344,000, respectively.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

The following table shows the maturity distribution of the amortized cost of the Company's investment securities at December 31, 2000:

                                   LESS THAN                            GREATER THAN
                                    1 YEAR      1-5 YEARS   5-10 YEARS    10 YEARS      TOTAL
                                   --------     --------     --------     --------     --------
                                                    (Dollars in thousands)
Investment securities
  available-for-sale:
  U.S. government and
    agency obligations             $ 10,349     $ 34,944     $ 74,474     $  2,366     $122,133
  Mortgage-backed securities (1)     24,893      100,233       94,922      101,444      321,492
  Other bonds and obligations            --          348           --           --          348
                                   --------     --------     --------     --------     --------
                                   $ 35,242     $135,525     $169,396     $103,810     $443,973
                                   ========     ========     ========     ========     ========

The following table shows the maturity distribution of the fair value of the Company's investment securities at December 31, 2000:

                                   LESS THAN                            GREATER THAN
                                    1 YEAR     1-5 YEARS     5-10 YEARS   10 YEARS      TOTAL
                                   --------     --------     --------     --------     --------
                                             (Dollars in thousands)
Investment securities
  available-for-sale:
  U.S. government and
    agency obligations             $ 10,349     $ 35,099     $ 74,077     $  2,303     $121,828
  Mortgage-backed securities (1)     24,652       99,040       93,942       99,542      317,176
  Other bonds and obligations          --            344         --           --            344
                                   --------     --------     --------     --------     --------
                                   $ 35,001     $134,483     $168,019     $101,845     $439,348
                                   ========     ========     ========     ========     ========

(1) Maturities of mortgage-backed securities are based on contractual maturities with scheduled amortization based on expected prepayments. Actual maturities will differ from contractual maturities due to prepayments.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

5. LOANS

Major classifications of loans at December 31, 2000 and 1999 follow:

                                                   2000           1999
                                                ---------      ---------
                                                 (Dollars in thousands)
Mortgage loans:
  Residential                                   $ 118,225      $ 140,967
  Commercial                                      122,248        111,272
  Construction                                     94,036         51,353
                                                ---------      ---------
Total mortgage loans                              334,509        303,592
                                                ---------      ---------

Owner-occupied commercial real estate loans        68,673         63,367

Commercial loans                                  117,020         98,701

Aircraft loans                                    159,730        107,007

Consumer loans:
  Second Mortgage, Home Equity
    & Home Improvement                             53,840         51,622
  Automobile                                      230,696        180,075
  Other consumer                                    4,118          4,867
                                                ---------      ---------
Total consumer loans                              288,654        236,564
                                                ---------      ---------

Less:
  Allowance for loan losses                       (12,716)       (11,339)
                                                ---------      ---------
                                                $ 955,870      $ 797,892
                                                =========      =========

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

A significant portion of the loans originated by the Company are collateralized by real estate. The ability and willingness of the single family residential and consumer borrowers to honor their repayment commitments are generally dependent on the level of overall economic activity within the geographic areas and real estate values. The ability and willingness of commercial real estate, commercial and construction loan borrowers to honor their repayment commitments are generally dependent on the health of the real estate economic sector in the borrowers' geographic areas, the borrowers' financial condition and the economy in general.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

A summary of changes in the allowance for loan losses for the years ended December 31, 2000, 1999 and 1998 follows:

                                           2000          1999          1998
                                         --------      --------      --------
                                                (Dollars in thousands)

Balance at beginning of year             $ 11,339      $ 11,261      $ 10,570
Acquired allowance - Branch (Note 3)           --            --           765
Provision for loan losses                   3,710         2,400         1,440
Charge-offs                                (2,819)       (3,234)       (3,546)
Recoveries                                    486           912         2,032
                                         --------      --------      --------

Balance at end of year                   $ 12,716      $ 11,339      $ 11,261
                                         ========      ========      ========

The Company considers a loan impaired if it is 90 days or more past due as to principal or interest, or if management's credit risk assessment determines that it is probable that principal or interest will not be collected as contractually scheduled. In addition, loans that are restructured at market rates and comparable to loans with similar risks are considered impaired only in the year of the restructuring, so long as they continue to perform according to the restructured terms. Excluded from the impaired category, but otherwise considered nonaccruing loans, are small balance homogeneous loans that are ninety days or more past due. Small balance homogeneous loans include residential mortgage loans, residential construction loans to individuals (excluding builder construction loans) and consumer loans. The Company evaluates a loan's level of impairment by measuring the net present value of the expected future cash flows using the loan's original effective interest rate, or considering the fair value of the collateral if the loan is collateral dependent. When the difference between the net present value of the impaired loan (or fair value of the collateral if the loan is collateral dependent) is lower than the recorded investment of the loan, the difference is provided to expense with a resulting valuation allowance.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

The following table indicates the recorded investment in nonperforming assets and the related valuation allowance for impaired loans:

                                                   DECEMBER 31, 2000            December 31, 1999
                                                --------------------------  -------------------------
                                                            IMPAIRED LOAN              Impaired Loan
                                                 RECORDED    VALUATION       Recorded    Valuation
                                                INVESTMENT  ALLOWANCE (1)   Investment  Allowance (1)
                                                  -------    -------         -------      -------
                                                              (Dollars in thousands)
Impaired Loans
  Requiring a valuation allowance                 $   162    $   143         $   312      $   229
  Not requiring a valuation allowance                  --         --             242           --
                                                      162        143             554          229
                                                  -------    -------         -------      -------

  Restructured Loans                                   --         --             303           75
                                                  -------    -------         -------      -------

  Total impaired                                      162    $   143             857      $   304
                                                  -------    =======         -------      =======

  Residential mortgage                                532                      1,187
  Other                                             1,936                      1,381
                                                  -------                    -------

Total nonaccruing loans                             2,630                      3,425

Foreclosed property, net                                3                        447
                                                  -------                    -------

Total nonperforming assets                        $ 2,633                    $ 3,872
                                                  =======                    =======

Percentage of nonperforming assets
  to total assets                                    0.17%                      0.28%
Percentage of allowance for loan losses
  to non accruing loans                             483.5%                     331.1%

(1) The valuation allowance for impaired loans is included in the allowance for loan losses on the balance sheet.

The average recorded investment in impaired loans was approximately $394,000 in 2000, $1.3 million in 1999 and $3.0 million in 1998. Interest income recognized on impaired loans, using the cash basis of income recognition, amounted to approximately $123,000 for the year ended December 31, 2000 compared to $96,000 in 1999 and $265,000 in 1998.

The maximum amount of aggregate loans to directors, executive officers and principal stockholders for the year ended December 31, 2000 was less than 5% of stockholders' equity.

At December 31, 2000 and 1999, the Bank was servicing loans sold to various other banks and entities on a nonrecourse basis (except as discussed in Note
12), in the amounts of $13,307,000 and $25,996,000, respectively. The amount of loans sold and serviced for others is not included in loans receivable.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

6. BANK PREMISES AND EQUIPMENT

A summary of bank premises and equipment at December 31, 2000 and 1999 follows:

                                                             ESTIMATED USEFUL
                                    2000         1999              LIFE
                                   --------    ---------     --------------

Land                               $ 1,595     $  1,595
Buildings                            9,225        9,050      20 to 30 years
Leasehold improvements               5,405        5,411       1 to 13 years
Furniture and fixtures              12,292       11,552       3 to 10 years
                                   -------     --------
                                    28,517       27,608

Less accumulated depreciation
  and amortization                  18,697       16,916
                                   -------     --------

                                   $ 9,820     $ 10,692
                                   =======     ========

Depreciation and amortization expense was $1,781,000, $2,082,000, and $1,963,000, for 2000, 1999 and 1998, respectively.

7. DEPOSITS

A summary of deposits at December 31, 2000 and 1999 follows:

                                        2000           1999
                                     ----------     ----------
                                       (Dollars in thousands)
Personal and business checking
  accounts (noninterest-bearing)     $  116,780     $   96,855
NOW accounts                             66,340         54,414
Money market accounts                    85,191         95,680
Savings accounts                        285,220        264,165
Time deposits                           573,992        491,647
                                     ----------     ----------

                                     $1,127,523     $1,002,761
                                     ==========     ==========

At December 31, 2000, 1999 and 1998, outstanding certificates of deposits in denominations of $100,000 and over had maturities as follows:

REMAINING TERM TO MATURITY           2000         1999        1998
--------------------------         --------     --------     -------
                                        (Dollars in thousands)

Three months or less               $ 35,786     $ 27,171     $13,220
Over three through six months        24,231       29,278       8,709
Over six through twelve months       60,565       28,752      36,688
Over twelve months                   43,038       33,481      12,494
                                   --------     --------     -------

                                   $163,620     $118,682     $71,111
                                   ========     ========     =======

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

8. BORROWED FUNDS

Borrowed funds at December 31, 2000 and 1999 are summarized below:

                                                                  2000         1999
                                                                --------     --------
                                                                 (Dollars in thousands)

Due during 2001, interest rates from 6.06% to 6.69%             $127,897     $202,372
Due during 2003, interest rates from 6.12% to 6.38%               40,500        3,185
Due during 2005, interest rates at 6.08%                              68       10,000
Due during 2009 to 2019, interest rates from 4.88% to 7.25%       52,990       23,120
Repurchase agreements                                             45,954       30,285
                                                                --------     --------

                                                                $267,409     $268,962
                                                                ========     ========

Total lines of credit available under both short-term and long-term borrowings from the FHLB are dependent upon the amount of FHLB stock owned and other assets available as collateral. Total credit available was $446,126,000, of which $224,671,000 was unused at December 31, 2000. The advances from the FHLB are secured by all FHLB stock (book value of $12,771,000 and $19,985,000 at December 31, 2000 and 1999) and a pledge of certain assets as collateral. Repurchase agreements outstanding at December 31, 2000 mature in three months or less with average interest rates of 5.40% and are secured by certain U.S government and agency securities.

9. COMPANY-OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

On March 23, 2000, the Company organized a wholly-owned Delaware business trust which issued $10 million face amount of the trust's 10.875% Fixed Rate Capital Trust Pass-Through Securities ("Capital Securities") scheduled to mature in 2030 to a private investor. Simultaneously, the trust used the proceeds of that sale to purchase $10 million principal amount of the Company's 10.875% Fixed Rate Junior Subordinated Deferrable Interest Debentures due 2030 ("Subordinated Debt"). Both the Capital Securities and the Subordinated Debt are callable by the Company at any time after 10 years from the issue date. The Subordinated Debt is an unsecured obligation of the Company and is junior in right of payment to all present and future senior indebtedness of the Company. The Capital Securities are guaranteed by the Company on a subordinated basis. The Company used the net proceeds of approximately $9.7 million for general corporate purposes, including the repurchase of shares of the Company's outstanding common stock.

The Trust Preferred Securities are presented in the consolidated balance sheets of the Company titled "Company-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company." The Company records distributions payable on the Trust Preferred Securities as a Minority Interest Expense in its consolidated statements of income. The cost of issuance of the Trust Preferred Securities totaled $337 thousand and is being accreted using the effective interest rate method.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

10. INCOME TAXES

The provision for income taxes for each of the three years in the period ended December 31, 2000 consists of the following:

                              2000        1999         1998
                            -------      -------      -------
                                   (Dollars in thousands)

Federal:
     Current                $ 9,547      $ 7,902      $ 6,573
     Prepaid                 (1,604)      (1,289)        (228)
                            -------      -------      -------
                              7,943        6,613        6,345
                            -------      -------      -------

State:
     Current                  1,155        1,160          645
     Deferred (prepaid)        (433)        (282)         140
                            -------      -------      -------
                                722          878          785
                            -------      -------      -------

                            $ 8,665      $ 7,491      $ 7,130
                            =======      =======      =======

The difference between the total expected provision for income taxes computed by applying the statutory federal income tax rate to income before provision for income taxes and the recorded provision for income taxes for the three years in the period ended December 31, 2000 follows:

                                         2000         1999          1998
                                        -------      -------      -------
                                        (Dollars in thousands)

Provision at statutory rate             $ 8,097      $ 7,064      $ 6,369
State taxes, net of federal benefit         469          570          511
Goodwill amortization                       275          275          273
Nondeductible expenses                       15           14            5
Tax exempt interset                         (61)        (313)         (10)
Dividend received deduction                 (11)         (12)         (25)
Tax credits                                  --         (107)        (107)
Other, net                                 (119)          --          114
                                        -------      -------      -------

Provision for income taxes              $ 8,665      $ 7,491      $ 7,130
                                        =======      =======      =======

In August of 1996, Congress passed the Small Business Job Protection Act of 1996. Included in the bill was the repeal of IRC Section 593, which allowed thrift institutions special provisions in calculating bad debt deductions for income tax purposes. Thrift institutions are now viewed as commercial banks for income tax purposes. The repeal is effective for tax years after December 31, 1995.

One effect of this legislative change was to suspend the Bank's bad debt reserve for income tax purposes as of its base year (October 31, 1988). Any bad debt reserves in excess of the base year amount is subject to recapture over a six-year time period. The suspended (i.e. base year) amount is subject to recapture upon the occurrence of certain events, such as a complete or partial redemption of the Bank's stock or if the Bank ceases to qualify as a bank for income tax purposes.

At December 31, 2000, the Bank's surplus includes approximately $7,700,000 of bad debt reserves, representing the base year amount, for which income taxes have not been provided. Since the Bank does not intend to use the suspended bad debt reserve for purposes other than to absorb the losses for which it was established, deferred taxes in the amount of $3,183,000 have not been recorded with respect to such reserve.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

The components of the net deferred tax asset (included in other assets in the accompanying consolidated balance sheet) at December 31, 2000 and 1999 follow:

                                                        2000           1999
                                                       -------      --------
                                                         (Dollars in thousands)
Allowance for loan losses                              $ 5,248      $  4,138
Deferred tax loan loss reserve                            (520)         (780)
Depreciation                                             1,640         1,318
Deferred compensation                                      969           581
Pension accrual                                            401           335
Limited partnership investments                           (630)         (629)
Accretion on bonds                                        (193)         (130)
Purchase business combination                              103           163
Unrealized losses on available-for-sale securities       1,795         7,048
Intangible assets                                          427           465
Other, net                                                 (34)           73
                                                       -------      --------

  Net deferred tax asset                               $ 9,206      $ 12,582
                                                       =======      ========

11. PENSION BENEFITS

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

The assumptions utilized include a discount rate of 7.75%, 7.75% and 6.75% at October 31, 2000, 1999 and 1998, respectively. The rate on increase in future compensation levels used in determining the actual present value of the projected benefit obligation was 4.0% in 2000, 1999 and 1998. The expected long-term rate of return on assets was 8.0% in 2000, 1999 and 1998.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

The following table sets forth the changes in the plan's benefit obligations and assets together with the plan's funded status and the amounts recognized in the Company's consolidated financial statements at December 31, 2000 and 1999 for the plan's October 31 fiscal year end:

                                                                     2000        1999
                                                                   -------      -------
                                                                  (Dollars in Thousands)
CHANGE IN BENEFIT OBLIGATION:
Projected benefit obligation at the beginning of the plan year     $ 5,446      $ 5,425
Service cost                                                           532          587
Interest cost                                                          422          366
Actuarial loss (gain)                                                  292         (706)
Benefits paid                                                         (357)        (226)
                                                                   -------      -------
Projected benefit obligation at the end of the plan year           $ 6,335      $ 5,446
                                                                   =======      =======
Actuarial present value of vested benefits                         $ 4,662      $ 4,184
                                                                   =======      =======
Actuarial present value of accumulated benefit obligation          $ 4,763      $ 4,245
                                                                   =======      =======

CHANGE IN PLAN ASSETS:
Fair value of plan assets at the beginning of the year             $ 8,000      $ 6,094
Return on assets                                                     1,146        1,336
Contributions                                                           --          796
Benefits paid                                                         (357)        (226)
                                                                   -------      -------
Fair value of plan assets at the end of the year                   $ 8,789      $ 8,000
                                                                   =======      =======

RECONCILIATION OF THE FUNDING STATUS OF THE PLAN:
Funded status                                                      $ 2,454      $ 2,554
Transition liability                                                    57           63
Deferred gain                                                       (3,485)      (3,406)
                                                                   -------      -------
Accrued expense                                                    $  (974)     $  (789)
                                                                   =======      =======

Net periodic pension benefit cost for the years ended December 31, 2000, 1999 and 1998 included the following components:

                                                    2000       1999      1998
                                                   -----      -----      -----
                                                     (Dollars in thousands)

Service cost - benefits earned during the year     $ 532      $ 587      $ 479
Interest cost on projected benefit obligation        422        366        343
Expected return on plan assets                      (640)      (487)      (459)
Net amortization and deferral                       (131)       (69)       (85)
                                                   -----      -----      -----

Net periodic pension cost                          $ 183      $ 397      $ 278
                                                   =====      =====      =====

The Company has no postretirement or postemployment benefit arrangements other than pension benefits with its employees, except as stated in Note 12.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

12. COMMITMENTS AND CONTINGENCIES

                FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments, held for purposes other than trading, include commitments to originate loans, standby letters of credit, recourse arrangements on sold assets, unadvanced portions of construction loans and forward commitments. The instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the accompanying consolidated balance sheets. The contract or national amounts of these instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

Financial instruments with off-balance sheet risk at December 31, 2000 and 1999 follow:

                                                    CONTRACTUAL AMOUNT
                                                  2000             1999
                                              --------------    ------------
                                                 (Dollars in thousands)

Commitments to originate loans                     $ 50,302        $ 42,400
Unused lines of credit                               65,458          39,121
Commercial and standby letters of credit             17,371          14,026
Loans sold with recourse                                594             866
Unadvanced portions of
  construction loans                                 48,023          32,655
Forward commitments                                   1,767           3,054

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

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

                                LEASE COMMITMENTS

The Company has operating leases on twelve of its facilities. Most of the leases have renewal options. Total rent expense under these leases for 2000, 1999 and 1998 was $1,302,000, $1,039,000 and $918,000, respectively.

The following is a schedule of future minimum lease payments, excluding options, for operating leases (dollars in thousands):

YEAR ENDING DECEMBER 31,

                   2001                     $ 1,866
                   2002                       1,766
                   2003                       1,745
                   2004                       1,663
                   2005                         624
                Thereafter                      281
                                            -------

Total future minimum lease payments          $7,945
                                            =======

                      EMPLOYMENT AND TERMINATION AGREEMENTS

The Company and the Bank has entered into employment agreements with two executive officers. Each employment agreement is for a three-year term, commencing on January 1, 1997 and is extended daily until notice of non-renewal is given by either the officer or the Company or the Bank. Under both of the employment agreements, if the officer's employment is terminated for any reason other than for "cause", as defined in the employment agreement, or if the officer terminates his employment for "good reason", as defined therein, the officer will be entitled to receive a lump sum severance benefit equal to three times the officer's highest annual "Total Compensation," as defined therein, during the three preceding fiscal years as well as the continuation of certain benefits for the remaining term of the employment agreement and a pension adjustment as specified in the employment agreement.

In addition, the Company, the Bank and five officers (including the two officers referred to above) have entered into special termination agreements that provide for the payment, under certain circumstances, of a lump-sum amount upon termination following a "Change of Control" as defined therein. The lump-sum amounts for three of these officers are based on three times the officer's current base salary and the highest annual bonus paid during the three fiscal years preceding the termination of employment. The lump-sum amounts for the other two officers are based on two times such base salary and highest bonus. Additionally, the first three officers would continue to receive disability and medical benefits for three years after such termination. Also, the pensions of the officers who do not have employment contracts would be credited with a number of additional years of accrual equal to the multiple of base salary applicable to such officer's severance benefits. In the case of such a termination, the two officers with employment agreements could elect to receive (in lieu of any benefits due under such officer's special termination agreement) such termination benefits as he may receive under his employment agreement.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

The Company and the Bank have entered into an Executive Salary Continuation Agreement ("SERP") with the Company's Chairman and Chief Executive Officer. Under this agreement, the officer would be entitled to certain payments following retirement at or after age 62. Payments under the agreement will equal 65% of the highest annual compensation (including bonuses) received during any of the five years preceding retirement, reduced by a portion of social security benefits payable as well as amounts payable pursuant to other qualified defined benefit pension plans. The agreement also provides for certain reduced payments if the officer's employment terminates before age 62, and for certain benefits in the event of disability and upon death, under certain circumstances. The Board of Directors of the Company and Bank have authorized the revision of the SERP to provide for the funding of a Trust by the Company in the event of a Change of Control, as defined therein, in an amount necessary to fulfill the Company's and the Bank's obligations thereunder.

The Company and the Bank have entered into an Executive Salary Continuation Agreement ("SERP") with the Company's President and Chief Operating Officer. Under this agreement, the officers would be entitled to certain payments following retirement at or after age 62. Payments under the agreement will equal 65% of the average of the two highest annual compensation amounts (including bonuses) received during any of the ten years preceding retirement, reduced by a portion of social security benefits payable as well as amounts payable pursuant to other qualified pension plans. The agreement also provides for certain reduced payments if the officer's employment terminates before age 62, and for certain benefits in the event of disability and upon death, under certain circumstances. The Board of Directors of the Company and the Bank have authorized the revision of the SERP to provide for the funding of a Trust by the Company in the event of a Change of Control, as defined therein, in an amount necessary to fulfill the Company's and the Bank's obligations thereunder.

The Company and the Bank have also entered into Benefit Enhancement Plans ("BEP") for three executive officers other than the Chairman and Chief Executive Officer and President and Chief Operating Officer. Under the BEP, the Company agrees to provide additional retirement benefits to compensate the officers for benefits that otherwise would be lost due to the limitations imposed by the Internal Revenue Code.

The Company's former Chief Financial Officer retired from the Company on December 31, 1998. In connection with his retirement, the Company entered into an agreement with the officer which provides for certain retirement benefits, including a lump sum special payment of $237,500 and continuation of health insurance benefits for a period of six months following the date of retirement. The Employment Agreement and Special Termination Agreement terminated upon retirement. The stock option exercise extension and the continuation of health benefits have likewise terminated.

                                LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incidental to its business, none of which is believed by management, based on discussion with legal counsel, to be material to the financial condition or operations of the Company.

13. MANAGEMENT INCENTIVE COMPENSATION PLAN

The Company has a Management Incentive Compensation Plan (the "Incentive Plan") as a means of recognizing achievement on the part of individual officers and management as a whole. In 2000, 1999 and 1998 the Company awarded $752,000, $601,000, and $457,000, respectively, for bonuses in connection with the Incentive Plan.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

14. STOCK PLANS

The Company has three stock plans. The first was adopted in 1987 as a performance incentive for its directors, officers, employees and other key persons (the "1987 Stock Option Plan"). The 1987 Stock Option Plan provided for the granting of "Incentive Stock Options" and "Non-qualified Stock Options". Options granted under the 1987 Stock Option Plan have an exercise price per share equal to at least the fair market value of a share of the Company's common stock on the date the option is granted and expire no later than 10 years after the date of grant. As of December 31, 2000, 385,281 shares are reserved for issuance under this plan with respect to the current outstanding options; no more options may be granted under this plan.

The second stock plan (the "1996 Stock Option Plan") was assumed under the terms of the agreement related to the Company's purchase of Finest Financial Corp. on December 30, 1996. Non-qualified options totaling 114,465 shares have been granted under this plan at an exercise price of $7.67 per share to two former officers of Finest. During 1997, 26,415 options were exercised. The remaining 88,050 options were vested and exercisable at December 31, 1999 and expire October 1, 2005. None of these options were exercised during 2000. The weighted average estimated life of these outstanding options is 4.8 years. The estimated fair value of these options totaling $438,400 was recorded as part of the acquisition price and, accordingly, the pro forma compensation cost discussed below excludes the effect of these options. No more options may be granted under this plan.

The third stock plan (the "1997 Stock Incentive Plan") was adopted in 1997 as a performance incentive for the Company's directors, officers, and employees. Incentive stock options, non-qualified stock options, unrestricted stock awards, conditioned stock awards, performance share awards and stock appreciation rights may be granted pursuant to the 1997 Stock Incentive Plan. Incentive stock options granted under the 1997 Stock Incentive Plan have an exercise price per share equal to at least the fair market value of a share of the Company's common stock on the date the option is granted and expire no later than 10 years after the date of grant. The company has reserved 800,000 shares for issuance pursuant to awards granted under the 1997 Stock Incentive Plan.

The Company accounts for stock options at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis. Had compensation costs for the stock option plans been determined using the fair value method based upon the Modified Black-Scholes American option model, the Company's 2000, 1999 and 1998 net income and earnings per share from operations would have been reduced to the following pro forma amounts (dollars in thousands except per share amounts):

                         2000             1999              1998
                        -------         --------          --------

Net income:
  As reported           $14,468         $ 12,692          $ 11,065
  Pro forma              14,058           12,170            10,525

Basic EPS:
  As reported            $ 1.95           $ 1.67            $ 1.46
  Pro forma              $ 1.90           $ 1.60            $ 1.39

Diluted EPS:
  As reported            $ 1.90           $ 1.63            $ 1.41
  Proforma               $ 1.86           $ 1.57            $ 1.35

Pro forma compensation cost may not be representative of that in future years.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

The following table summarizes various facts and assumptions pertaining to the 1987 Stock Option Plan and the 1997 Stock Incentive Plan for the three years ended December 31, 2000, 1999 and 1998:

                                                            2000             1999            1998
                                                        --------------   -------------   -------------

Number of Options:
  Outstanding at beginning of year                            839,881         752,802         804,019
  Granted                                                     160,000         167,000         169,200
  Expired                                                      (6,200)        (42,856)        (34,706)
  Exercised                                                   (18,000)        (37,065)       (185,711)
                                                        --------------   -------------   -------------
  Outstanding at end of year                                  975,681         839,881         752,802
                                                        ==============   =============   =============
  Exercisable at end of year                                  657,368         502,317         361,407
                                                        ==============   =============   =============

Weighted average fair value of
   options granted during year:                                $ 1.05          $ 2.27          $ 4.16

For options exercisable from
   $5.25 to $11.375 per share:

Weighted average price per share:
   Outstanding at beginning of year                           $ 9.350         $ 9.497         $ 9.223
   Granted                                                         --              --              --
   Expired                                                      7.875              --          11.375
   Exercised                                                   11.375          10.852           8.518
   Outstanding at end of year                                   9.311           9.350           9.497
   Exercisable at end of year                                   9.100           9.089           8.808

Weighted average remaining contractual life of
   options outstanding at end of year:                     4.33 YEARS      5.27 years      6.33 years

For options exercisable from
   $13.313 to $17.625 per share:

Weighted average price per share:
   Outstanding at beginning of year                           $16.621        $ 16.490        $ 16.487
   Granted                                                     13.313          16.690              --
   Expired                                                     16.750          16.816              --
   Exercised                                                   16.375              --          16.375
   Outstanding at end of year                                  15.233          16.621          16.490
   Exercisable at end of year                                  16.608          16.461          16.479

Weighted average remaining contractual life of
   options outstanding at end of year:                     8.33 YEARS      8.65 years      8.30 years

For options exercisable from
   $18.313 to $23.984 per share:

Weighted average price per share:
   Outstanding at beginning of year                          $ 22.093        $ 22.043        $ 19.828
   Granted                                                         --              --          23.883
   Expired                                                     19.750          21.625          20.589
   Exercised                                                       --              --              --
   Outstanding at end of year                                  22.095          22.093          22.043
   Exercisable at end of year                                  21.777          21.604          19.813

Weighted average remaining contractual life of
   options outstanding at end of year:                     7.20 YEARS      8.21 years      9.19 years

Weighted average expected life of options at grant           10 YEARS        10 years        10 years

Weighted average risk-free interest rates at grant              6.26%           5.24%           5.38%

Weighted average dividend yield at grant                        5.41%           3.84%           2.34%

Weighted average expected volatility at grant                  23.29%          27.20%          27.20%

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

15. 401(k) PLAN

Under the 401(k) Plan (the "Plan"), eligible employees ("participants") may make contributions up to 15% of their compensation with certain limitations. The Company may elect to make basic matching contributions. During 2000, 1999 and 1998, the Company made basic matching contributions equal to 50% of the first 4% of each participant's compensation, or a maximum of 2%. Basic matching contributions for 2000, 1999 and 1998 amounted to $170,000, $156,000 and $147,000, respectively. The Plan also provides for discretionary supplemental matching contributions. These contributions are allocated to participants in the same manner as described above. There were no supplemental matching contributions in 2000, 1999 and 1998.

16. STOCKHOLDERS' EQUITY

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

17. REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgement by the regulators about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2000, the most recent notification from the Office of Thrift Supervision ("OTS") categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management is aware of that would have changed the institution's category.

The Bank's actual capital amounts and ratios are also presented in the table. As of December 31, 2000, the OTS did not deem it necessary for an interest-rate risk component to be deducted from capital in determining risk-based capital requirements.

The Bank may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause stockholders' equity to be reduced below applicable capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

The following table displays the Bank's capital calculations as defined under prompt corrective action for the periods indicated:

                                                                                                        TO BE WELL
                                                                                  FOR CAPITAL       CAPITALIZED UNDER PROMPT
                                                       ACTUAL CAPITALIZATION    ADEQUACY PURPOSES  CORRECTIVE ACTION PROVISION
                                                       ---------------------   ------------------   --------------------
                                                        AMOUNT         RATIO     AMOUNT     RATIO     AMOUNT       RATIO
                                                       --------        -----   ----------    ----   -----------    -----
                                                                              (Dollars in thousands)
DECEMBER 31, 2000
TANGIBLE CAPITAL (TO ADJUSTED ASSETS)                  $ 98,021         6.48%  $22,681 >=    1.50%      N/A         N/A
TIER I (CORE) CAPITAL (TO ADJUSTED ASSETS)               98,021         6.48    60,483       4.00   $ 75,603 >=      5.00%

TIER I CAPITAL (TO RISK WEIGHTED ASSETS)                 98,021         9.10    43,090       4.00     64,635         6.00

TOTAL RISK BASED CAPITAL (TO RISK WEIGHTED ASSETS)      110,594        10.27    86,180       8.00    107,725        10.00


                                                                                                        TO BE WELL
                                                                                  FOR CAPITAL       CAPITALIZED UNDER PROMPT
                                                       ACTUAL CAPITALIZATION    ADEQUACY PURPOSES  CORRECTIVE ACTION PROVISION
                                                       ---------------------   ------------------   --------------------
                                                        AMOUNT         RATIO     AMOUNT     RATIO     AMOUNT       RATIO
                                                       --------        -----   ----------    ----   -----------    -----
                                                                              (Dollars in thousands)
December 31, 1999
Tangible Capital (to Adjusted Assets)                  $81,565         5.93%    $ 20,648 >=  1.50%      n/a         n/a

Tier I (Core) Capital (to Adjusted Assets)              81,565         5.93       41,296     4.00   $ 68,826 >=     5.00 %

Tier I Capital (to Risk Weighted Assets)                81,565         9.00       36,250     4.00     54,375        6.00

Total Risk Based Capital (to Risk Weighted Assets)      92,570        10.21       72,500     8.00     90,625       10.00

                            FIRST ESSEX BANCORP, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

18. STOCK REPURCHASE PROGRAM

On January 8, 1998, the Company announced that its Board of Directors had authorized the Company to repurchase up to 375,000 shares of its outstanding common stock from time to time at prevailing market prices. During 1999 and 1998, the Company repurchased 56,800 shares and 110,500 shares, respectively. At December 31, 1999, there were approximately 207,700 shares still authorized to be repurchased under this plan. On March 9, 2000, the Company's Board of Directors authorized the repurchase of additional shares of its common stock up to a total of 970,000 shares. During 2000, the Company repurchased 276,000 shares.

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

In the event that a Stock Acquisition Date occurs or the Board determines that a person is an Adverse Person, each holder of a Right will be entitled to receive, upon exercise, that number of units of Series A Stock having a fair value of two times the exercise price of the Right. In the event that, at any time following the Stock Acquisition Date, (i) the Company is acquired in a merger or other business combination transaction or (ii) 50% or more of the Company's assets or earning power is sold, each holder of a Right shall thereafter have a right to receive, upon exercise, common stock of the acquiring company having a fair value equal to two times the exercise price of the Right. The holders of Series A Stock would be entitled to preferred rights with respect to dividends, voting and liquidation.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

20. FAIR VALUE OF FINANCIAL INSTRUMENTS

                            CASH AND CASH EQUIVALENTS

Cash and cash equivalents consists of cash on hand, amounts due from banks, interest-bearing deposits, federal funds sold and investments with original maturities of less than three months. Cash and cash equivalents are recorded at cost, which approximates fair value.

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

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

                          OFF-BALANCE SHEET INSTRUMENTS

The fair values of the Company's off-balance sheet instruments (lending commitments and letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the counterparties' credit standing.

At December 31, 2000 and 1999, the estimated fair value of off-balance-sheet financial instruments, consisting primarily of loan commitments, were not material.

                                   ASSUMPTIONS

Fair value estimates are made at a specific point in time, based on relevant market information about specific financial instruments. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Company's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgement and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

The estimated fair values of the Company's financial instruments follow:

                                                  DECEMBER 31, 2000            December 31, 1999
                                                CARRYING        FAIR          Carrying        Fair
                                                 AMOUNT         VALUE          Amount         Value
                                               ----------     ----------     ----------     ----------
                                                             (Dollars in thousands)
Financial assets:
  Cash and cash equivalents                    $   28,840     $   28,840     $   41,598     $   41,598
  Investment securities available-for-sale        439,348        439,348        434,041        434,041
  Stock in Federal Home Loan Bank
    of Boston and Savings Bank Life
    Insurance Company                              13,965         13,965         21,179         21,179
  Loans, net                                      955,870        962,699        797,892        799,487
  Mortgage loans held-for sale                      1,767          1,767          3,054          3,054
  Other earning assets                             17,601         17,601         17,491         17,491
  Accrued interest receivable                       9,852          9,852          8,672          8,672

Financial liabilities
  Deposits                                      1,127,523      1,131,942      1,002,761      1,006,114
  Borrowed funds                                  267,409        267,793        268,962        266,900

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

21. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS-FIRST ESSEX BANCORP, INC.

Condensed financial statements of First Essex Bancorp, Inc. as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998 follows:

                                                         2000        1999
                                                       --------     -------
                                                       (Dollars in thousands)
BALANCE SHEETS

Assets:
         Cash and cash equivalents                     $  1,080     $   412
         Investment in First Essex Bank, FSB            114,389      91,309
         Investment in First Essex Capital Trust I          336          --
         Other assets                                     1,220       1,264
                                                       --------     -------

Total assets                                           $117,025     $92,985
                                                       ========     =======

Liabilities and stockholders' equity:

         Subordinated debt                             $  9,995     $    --
         Other liabilities                                1,298       1,407
         Stockholders equity                            105,732      91,578
                                                       --------     -------

Total liabilities and stockholders' equity             $117,025     $92,985
                                                       ========     =======

================================================================================

                                                                        2000          1999         1998
                                                                      --------      --------      -------
                                                                            (Dollars in thousands)
STATEMENTS OF OPERATIONS

Income:

         Interest on investments                                      $    123      $     16      $   112
         Other income                                                      130             5          145
                                                                      --------      --------      -------
           Total income                                                    253            21          257
                                                                      --------      --------      -------

Expenses:
         Interest on subordinated debt                                     894            --           --
         Operating expenses                                                 --            --           --
                                                                      --------      --------      -------

Income (loss) before provision (benefit) for income taxes and
         equity in undistributed net income of subsidiaries               (641)           21          257
Provision (benefit) for income taxes                                      (805)           42          105
                                                                      --------      --------      -------
Income (loss) before equity in income of subsidiary                        164           (21)         152
Equity in undistributed net income of First Essex Bank, FSB             14,278        12,713       10,913
Equity in undistributed net income of First Essex Capital Trust I           26            --           --
                                                                      --------      --------      -------

Net income                                                            $ 14,468      $ 12,692      $11,065
                                                                      ========      ========      =======

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

                                                              2000          1999          1998
                                                            --------      --------      --------
                                                                (Dollars in thousands)
Statement of Cash Flows

Cash flows from operating activities:

  Net income                                                $ 14,468      $ 12,692      $ 11,065
  Adjustments to reconcile net income
    to new cash provided by operating activities:
  Equity in income of First Essex Bank, FSB                  (14,278)      (12,713)      (10,913)
  Equity in income of First Essex Capital Trust I                (26)           --            --
  Provision for prepaid income taxes                          (2,037)       (1,571)          (88)
  Amortization of fees associated with issuance
    of subordinated debt                                          25            --            --
  (Increase) decrease in other assets                          2,181         1,977           (57)
  Increase (decrease) in other liabilities                      (209)         (463)           80
                                                            --------      --------      --------

  Net cash provided by (used in) operating activities            124           (78)           87
                                                            --------      --------      --------

Cash flows from investing activities:

  Dividends and other capital distributions
    received from (paid to) First Essex Bank, FSB                300         4,900        (2,000)
  Dividends and other capital distributions
    received from (paid to) First Essex Capital Trust I         (310)           --            --
                                                            --------      --------      --------

  Net cash provided by (used in) investing activities            (10)        4,900        (2,000)
                                                            --------      --------      --------

Cash flows from financing activities:

  Proceeds from issuance of subordinated debt                  9,970            --            --
  Common Stock Repurchase                                     (4,291)         (909)       (2,493)
  Stock options exercised                                        244           472         1,596
  Dividends paid                                              (5,369)       (4,863)       (4,228)
                                                            --------      --------      --------

  Net cash used in financing activities                          554        (5,300)       (5,125)
                                                            --------      --------      --------

  Net increase (decrease) in cash and cash equivalents           668          (478)       (7,038)

  Cash and cash equivalents at beginning of year                 412           890         7,928
                                                            --------      --------      --------

  Cash and cash equivalents at end of year                  $  1,080      $    412      $    890
                                                            ========      ========      ========

22. RESTRICTIONS ON SUBSIDIARY BANK LOANS, ADVANCES AND DIVIDENDS

The Federal Reserve Act restricts the Bank with respect to lending or advancing funds to the Company unless such loans are collateralized by specific obligations and limits collateralized loans to 10% of the Bank capital stock and surplus. At December 31, 2000, no amounts were available to be transferred from the Bank to the Company in the form of loans or advances. In addition, under the OTS prompt corrective action regulations, which took effect on December 19, 1992, the Bank generally would be prohibited from making any capital distribution if, after the distribution, the Bank would have (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a Tier I core capital ratio of less than 3%.

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

23. QUARTERLY DATA (UNAUDITED)

A summary of quarterly financial data for the years ended December 31, 2000 and 1999 follows:

                                       Year Ended December 31, 2000
                                 -------------------------------------------
                                 Fourth       Third      Second       First
                                 Quarter     Quarter     Quarter     Quarter
                                 -------     -------     -------     -------
                               (Dollars in thousands, except per share amounts)

INTEREST AND DIVIDEND INCOME     $29,482     $28,801     $27,559     $25,767
INTEREST EXPENSE                  16,313      15,647      14,390      13,614
                                 -------     -------     -------     -------
NET INTEREST INCOME               13,169      13,154      13,169      12,153
PROVISION FOR LOAN LOSSES            975       1,410         725         600
                                 -------     -------     -------     -------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSSES       12,194      11,744      12,444      11,553
NONINTEREST INCOME                 2,154       2,218       1,688       1,752
NONINTEREST EXPENSE                8,677       7,567       7,747       7,755
MINORITY INTEREST                    280         281         280          27
                                 -------     -------     -------     -------

INCOME BEFORE INCOME TAXES         5,391       6,114       6,105       5,523
PROVISION FOR INCOME TAXES         1,770       2,349       2,388       2,158
                                 -------     -------     -------     -------
    NET INCOME                   $ 3,621     $ 3,765     $ 3,717     $ 3,365
                                 =======     =======     =======     =======

EARNINGS PER SHARE - BASIC       $  0.49     $  0.51     $  0.50     $  0.44
                                 =======     =======     =======     =======

EARNINGS PER SHARE - DILUTED     $  0.48     $  0.50     $  0.49     $  0.43
                                 =======     =======     =======     =======


                                       Year Ended December 31, 1999
                                 -------------------------------------------
                                 Fourth       Third      Second       First
                                 Quarter     Quarter     Quarter     Quarter
                                 -------     -------     -------     -------
                               (Dollars in thousands, except per share amounts)

Interest and dividend income     $25,317     $24,524     $23,964     $22,937
Interest expense                  13,080      12,816      12,426      11,861
                                 -------     -------     -------     -------
Net interest income               12,237      11,708      11,538      11,076
Provision for loan losses            600         600         600         600
                                 -------     -------     -------     -------
Net interest income after
  provision for loan losses       11,637      11,108      10,938      10,476
Noninterest income                 1,626       1,692       1,372       1,405
Noninterest expense                7,773       7,465       7,548       7,285
                                 -------     -------     -------     -------

Income before income taxes         5,490       5,335       4,762       4,596
Provision for income taxes         1,965       2,004       1,797       1,725
                                 -------     -------     -------     -------
    Net income                   $ 3,525     $ 3,331     $ 2,965     $ 2,871
                                 =======     =======     =======     =======

Earnings per share - basic       $  0.46     $  0.44     $  0.39     $  0.38
                                 =======     =======     =======     =======

Earnings per share - diluted     $  0.45     $  0.43     $  0.38     $  0.37
                                 =======     =======     =======     =======

                            FIRST ESSEX BANCORP, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2000

    ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                              FINANCIAL DISCLOSURE

There were no changes in, or disagreements with, accountants on accounting and financial disclosures.

                                    PART III

           ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will appear under the headings "Information Regarding Directors and Nominees", "Executive Officers" and "Compliance with Section 16(a) of the Exchange Act" of the Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 3, 2001 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2000 (the Proxy Statement"), and is incorporated herein by reference.

                         ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will appear in the Proxy Statement under the headings "Summary Compensation Table," "Stock Options Granted in Fiscal 2000," "Aggregated Option/SAR Exercises in Last Fiscal Year and FY-end Option/SAR Values," "Pension Plan," "Executive Salary Continuation Agreement," "Employment Contracts, Termination of Employment and Change in Control Arrangements," and "Compensation/Nominating Committee Interlocks and Insider Participation" and is incorporated herein by reference.

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

                                     PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1) INDEX OF FINANCIAL STATEMENTS:

     The following financial statements appear in response to Item 8 of this Report.
         Reports of Independent Public Accountants
         Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for the Years Ended December 31,
           2000, 1999, and 1998
         Consolidated Statements of Stockholders' Equity for the Years Ended
           December 31, 2000, 1999 and 1998
         Consolidated Statements of Cash Flows for the Years Ending December 31,
            2000, 1999 and 1998
         Notes to Consolidated Financial Statements

(a)  (2) INDEX OF FINANCIAL STATEMENT SCHEDULES:

     The following financial statement schedules appear in response to Item 8 of this report or as part of this Item 14:
         SCHEDULE I - Indebtedness to Related Parties. This information required by this schedule is not material and is therefore omitted.

         SCHEDULE II - Guarantees of Securities of other Issuers. Not applicable.

(b)      REPORTS ON FORM 8-K:

         No reports on Form 8-K were filed by First Essex during the fiscal quarter ended December 31, 2000.

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

(10)     MATERIAL CONTRACTS:

10.1- The First Essex Bancorp, Inc. 1987 Stock Option Plan is incorporated herein by reference to Appendix B to the prospectus included in the Company's Registration Statement on Form S-8, registration number 33-21292, filed on April 15, 1988;

10.2- The First Essex Bancorp, Inc. Rights Agreement is incorporated herein by reference to Exhibit 1 to the Company's Report on Form 8-A filed on October 12, 1999.

*10.3- (a) Amended and Restated Executive Salary Continuation Agreement dated as of January 1, 1991 between First Essex Bancorp, Inc., First Essex Bank, FSB and Leonard A. Wilson.

         (b) Amended and Restated Executive Salary Continuation Agreement dated as of January 1, 2000 between First Essex Bancorp, Inc., First Essex Bank, FSB and Leonard A. Wilson.

*10.4- (a) Amended and Restated Employment Agreement dated as of October 9, 1997 between Leonard A. Wilson and First Essex Bancorp, Inc., incorporated herein by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

         (b) Letter Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and Leonard A. Wilson dated as of December 16, 1999, amending Special Termination Agreement and Employment Agreements, incorporated by reference to Exhibit 10.4(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

*10.5- (a) Amended and Restated Employment Agreement dated as of October 9, 1997 between Leonard A. Wilson and First Essex Bank, FSB, incorporated herein by reference to Exhibit 10.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

         (b) Letter Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and Leonard A. Wilson dated as of December 16, 1999, amending Special Termination Agreement and Employment Agreements (see Exhibit 10.4(b)).

*10.6- Amended and Restated Employment Agreement dated as of December 16, 1999 between Brian W. Thompson and First Essex Bancorp, Inc., incorporated by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

*10.7- Amended and Restated Employment Agreement dated as of December 16, 1999 between Brian W. Thompson and First Essex Bank FSB, incorporated by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

*10.8- (a) Special Termination Agreement dated January 1, 1994 and restated as of October 9, 1997 between Leonard A. Wilson and First Essex Bancorp, Inc. incorporated by reference to Exhibit 10.10 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1997.

         (b) Letter Agreement between First Essex Bancorp, Inc., First Essex Bank FSB and Leonard A. Wilson dated as of December 16, 1999, amending Special Termination Agreement and Employment Agreements (see Exhibit 10.4(b)).

*10.9- (a) Special Termination Agreement dated January 1, 1994 and restated as of October 9, 1997 between Brian W. Thompson and First Essex Bancorp, Inc. incorporated by reference to Exhibit 10.12 to the Company's Quarterly report on Form 10-Q for the quarter ended September 30, 1997.

         (b) Letter Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and Brian W. Thompson, dated as of December 16, 1999, amending Special Termination Agreement, incorporated by reference to
         Exhibit 10.9(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

*10.10- (a) Form of Special Termination Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and each of William F. Burke, John M. DiGaetano, and Wayne C. Golon, incorporated herein by reference to
         Exhibit 10.13 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

         (b) Letter Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and William F. Burke, dated as of December 16, 1999, amending Special Termination Agreement, incorporated by reference to Exhibit 10.10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

         (c) Form of Letter Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and each of John M. DiGaetano and Wayne C. Golon, dated as of December 16, 1999, amending Special Termination Agreements, incorporated, by reference to Exhibit 10.10(c) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

*10.11- Common Stock Option Agreement with Brian W. Thompson incorporated herein by reference to Form S-8, Registration No. 333-22183, filed on February 21, 1997.

*10.12- First Essex Bancorp, Inc. 1997 Stock Incentive Plan incorporated herein by reference to Form S-8, Registration No. 333-35057, filed on September 5, 1997.

*10.13- Deferred Compensation Plan for Directors of First Essex Bancorp, Inc and its Subsidiaries incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

*10.14- First Essex Bancorp, Inc. Senior Management Incentive Compensation Plan incorporated by reference to Exhibit 10.14 to the Company's Annual Report of Form 10-K for the year ended December 31, 1998.

*10.15- Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and David W. Dailey incorporated by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

*10.16- Agreement between First Essex Bank, FSB and David L. Savoie, incorporated by reference to Exhibit 10.16 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

*10.17- Executive Salary Continuation Agreement dated as of January 1, 2000 between First Essex Bancorp, Inc., First Essex Bank, FSB and Brian W. Thompson.

*10.18- Form of Benefit Enhancement Plan Agreement dated as of January 1, 2001 between First Essex Bancorp, Inc., First Essex Bank, FSB and each of William F. Burke, John M. DiGaetano, and Wayne C. Golon.

(12)   STATEMENTS REGARDING COMPUTATION OF RATIOS:

       Not applicable, as First Essex does not have any debt securities registered under Section 12 of the Securities Exchange Act of 1934.

(21)   SUBSIDIARIES OF REGISTRANT:

       A list of subsidiaries of the Company is attached hereto as Exhibit 21.

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

                                  FIRST ESSEX BANCORP, INC.

                                    Date: March 19, 2001


                         by  /s/ Leonard A. Wilson
                            -------------------------------------
                                      Leonard A. Wilson
                          Chairman and Chief Executive Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PEOPLE ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED:

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PEOPLE ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED:

/s/LEONARD A. WILSON             CHAIRMAN AND CHIEF EXECUTIVE OFFICER                   MARCH 19, 2001
------------------------------   (PRINCIPAL EXECUTIVE OFFICER)
LEONARD A. WILSON

/s/WILLIAM F. BURKE              CHIEF FINANCIAL OFFICER                                MARCH 8, 2001
------------------------------   (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)
WILLIAM F. BURKE

/s/THOMAS S. BARENBOIM           DIRECTOR                                               MARCH 8, 2001
------------------------------
THOMAS S. BARENBOIM
                                 DIRECTOR
------------------------------
AUGUSTINE J. FABIANI

/s/WILLIAM L. LANE               DIRECTOR                                               MARCH 8, 2001
------------------------------
WILLIAM L. LANE

/s/FRANK J. LEONE, JR.           DIRECTOR                                               MARCH 8, 2001
------------------------------
FRANK J. LEONE, JR.
                                 DIRECTOR
------------------------------
ROBERT H. PANGIONE

/s/BRIAN W. THOMPSON             DIRECTOR                                               MARCH 8, 2001
------------------------------
BRIAN W. THOMPSON

/s/WALTER W. TOPHAM              DIRECTOR                                               MARCH 8, 2001
------------------------------
WALTER W. TOPHAM

/s/ROBERT H. WATKINSON           DIRECTOR                                               MARCH 8, 2001
------------------------------
ROBERT H. WATKINSON