Form 10-Q
period 2001-03-31
FIRST ESSEX BANCORP INC
filed 2001-05-10
CIK 808246

SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    3/31/01

☐       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____to

Commission file number 0-16143

FIRST ESSEX BANCORP, INC.
(Exact name of registrant as specified in its charter)

Delaware	04-2943217
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

71 Main Street, Andover, MA	01810
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:	(978) 681-7500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒           No ☐

The number of shares outstanding of each of the registrant’s classes of common stock as of  March 31, 2001:

Title of Class	Shares Outstanding

Common Stock, $.10 par value	7,346,233

CAUTIONARY STATEMENT FOR PURPOSES OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

First Essex Bancorp, Inc. (the Company) desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.  This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance, assumptions, and other statements which are other than statements of historical fact.  The Company wishes to caution readers that the following important factors, among others, may have affected, and could in the future affect, the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company and its wholly owned banking subsidiary, First Essex Bank, FSB, must comply, and the associated costs of compliance with such laws and regulations, either currently or in the future as applicable; (ii)  the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; (iii) the effect on the Company’s competitive position within its market area of the increasing consolidation within the banking and financial services industries, including increased competition from larger regional and out-of-state banking organizations as well as nonbank providers of various financial services; (iv) the effect of unforeseen changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional and national economies.

FIRST ESSEX BANCORP, INC.

ITEM 1.  FINANCIAL STATEMENTS

FIRST ESSEX BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	March 31, 2001	December 31 2000
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$70,876	$28,840
Investment securities available-for-sale	427,325	439,348
Stock in Savings Bank Life Insurance Company	1,194	1,194
Stock in Federal Home Loan Bank of Boston	12,771	12,771
Mortgage loans held-for-sale	2,203	1,767
Loans receivable, less allowance for loan losses of $13,215 and $12,716	984,943	955,870
Foreclosed property	60	3
Bank premises and equipment	9,521	9,820
Accrued interest receivable	8,441	9,852
Goodwill	12,416	12,669
Core deposit intangible	6,144	6,525
Other assets	42,608	42,308

	$1,578,502	$1,520,967

LIABILITIES
Deposits	$1,169,754	$1,127,523
Borrowed funds	266,926	267,409
Mortgagors’ escrow accounts	1,187	581
Other liabilities	18,086	10,037
Total liabilities	1,455,953	1,405,550

Company-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinateddebentures of the company	9,694	9,685

STOCKHOLDERS’ EQUITY
Serial preferred stock: $.10 par value per share; 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $.10 par value per share; 25,000,000 shares authorized, 9,775,533 and 9,746,700 shares issued	978	976
Additional paid-in capital	78,205	78,094
Retained earnings	55,500	53,027
Treasury stock, at cost, 2,429,300 and 2,263,300 shares	(23,535)	(23,535)
Accumulated other comprehensive income	1,707	(2,830)
Total stockholders' equity	112,855	105,732

	$1,578,502	$1,520,967

FIRST ESSEX BANCORP, INC
.Consolidated Statement of Operations
(Unaudited)

	Three Months Ended March 31,
	2001	2000
	(Dollars in thousands, except per share amounts)

Interest and dividend income:
Loans	$21,891	$17,917
Investment securities available-for-sale	7,412	7,440
Short-term investments	196	145
Other earning assets	266	265
Total interest and dividend income	29,765	25,767
Interest expense
Deposits	12,051	9,776
Borrowed funds	3,733	3,838
Total interest expense	15,784	13,614
Net interest income	13,981	12,153
Provision for loan losses	1,125	600
Net interest income after provision for loan losses	12,856	11,553
Non-interest income
Net gain on sales of mortgage loans	279	218
Net loss on sale of investment securities	---	(18)
Loan fees	181	184
Other income	1,549	1,368
Total non-interest income	2,009	1,752
Non-interest expense
Salaries and employee benefits	4,106	3,722
Buildings and equipment	1,258	1,136
Professional services	391	347
Information processing	724	635
Insurance	116	104
Expenses, gains and losses on and write-downs of, foreclosed property	48	63
Amortization of goodwill	253	254
Amortization of core deposit intangible	381	396
Other	987	1,098
Total non-interest expenses	8,264	7,755
Minority interest	280	27
Income before provision for income taxes	6,321	5,523
Provision for income taxes	2,380	2,158
Net income	$3,941	$3,365
Earnings per share - Basic	$0.54	$0.44
Earnings per share - Diluted	$0.52	$0.43
Dividends declared per share	$0.20	$0.18
Weighted average number of shares - basic	7,337,874	7,592,268
Weighted average number of shares - diluted	7,625,852	7,738,746

FIRST ESSEX BANCORP, INC
.Consolidated Statements of Stockholders’ Equity
For the Three Months Ended March 31, 2001 and 2000
(Unaudited)

		Components of Stockholders' Equity
	Comprehensive Income	CommonStock	Paid in Capital	Retained Earnings	Treasury Stock	AccumulatedOther Comprehensive Income	Total
		(Dollars in thousands)

Balance at December 31, 2000		$976	$78,094	$53,027	$(23,535)	$(2,830)	$105,732
Comprehensive income:
Net income	$3,941			3,941			3,941
Other comprehensive income:
-Unrealized securities gains, net of tax benefit, arising during the period	4,537
-Less: reclassification adjustment for security losses included in net income, net of tax benefit	0
Total other comprehensive income income	4,537					4,537	4,537
Total Comprehensive income	8,478
Cash dividends declared				(1,468)			(1,468)
Stock options exercised		2	111				113
Balance at March 31, 2001		$978	$78,205	$55,500	$(23,535)	$1,707	$112,855

Balance at December 31, 1999		$975	$77,851	$44,027	$(19,244)	$(12,031)	$91,578
Comprehensive income:
Net income	$3,365			3,365			3,365
Other comprehensive income:
- Unrealized securities losses, net of tax benefit, arising during the period	(314)
- Less: reclassification adjustment for security gains included in net income, net of tax expense	11
Total other comprehensive income income	(303)					(303)	(303)
Total Comprehensive income	3,062
Cash dividends declared				(1,366)			(1,366)
Stock options exercised			18				18
Acquisition of treasury stock					(152)		(152)
Balance at March 31, 2000		$975	$77,869	$46,026	$(19,396)	$(12,334)	$93,140

FIRST ESSEX BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2001	2000

Cash flows from operating activities:
Net income	$3,941	$3,365
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,125	600
Depreciation and amortization	487	510
Gain on sales of foreclosed property	(37)	(7)
Amortization of investment securities discounts and premiums, net	(32)	126
Amortization of goodwill	253	254
Amortization of core deposit intangible	381	396
Proceeds from sales of mortgage loans and mortgage servicing rights	16,410	11,629
Mortgage loans originated for sale	(16,567)	(9,701)
Realized losses on the sale of investment securities	-----	18
Realized gains on the sale of mortgage loans	(279)	(218)
Decrease in accrued interest receivable	1,411	300
Increase in other assets	(300)	(356)
Increase (decrease) in other liabilities	5,174	(4,860)
Net cash provided by operating activities	11,967	2,056
Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	-----	107
Proceeds from maturities and principal payments of available-for-sale securities	44,636	8,594
Purchases of available-for-sale securities	(25,169)	(4,384)
Loans originated and purchased, net of principal collected	(30,782)	(43,824)
Proceeds from sales of foreclosed property	564	520
Purchases of bank premises and equipment	(179)	(300)
Net cash used in investing activities	(10,930)	(39,287)
Cash flows from financing activities:
Net increase in demand deposits, NOW accounts and savings accounts	33,020	3,963
Net increase in term deposits	9,211	36,703
Net increase (decrease) in borrowed funds with maturities of three months or less	2,609	(60,007)
Proceeds from borrowed funds with maturities in excess of three months	87,000	130,566
Repayments of borrowed funds with maturities in excess of three months	(90,092)	(85,157)
Proceeds from the issuance of Company-obligated trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	-----	9,665
Net increase in mortgagors’ escrow accounts	606	352
Dividends paid	(1,468)	(1,366)
Stock options exercised	113	18
Common stock repurchases	-----	(152)
Net cash provided by financing activities	40,999	34,585
Net decrease in cash and cash equivalents	42,036	(2,646)
Cash and cash equivalents at beginning of period	28,840	41,598
Cash and cash equivalents at end of period	$70,876	$38,952
Supplemental disclosure of cash flow information:
Interest paid during the year	$15,725	$13,514
Income taxes paid during the year	-----	758
Supplemental schedule of noncash financing and investing activities:
Real estate acquired through, or deeds in lieu of, foreclosure	584	591

FIRST ESSEX BANCORP, INC.
Notes to Consolidated Financial Statements
March 31, 2000

1.          Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of the Company and its subsidiaries, First Essex Bank and First Essex Capital Trust I. These financial statements reflect, in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and the results of its operations and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2000 Form 10-K.

Earnings Per Share

Basic EPS amounts have been computed by dividing reported earnings available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. Dilutive EPS amounts have been computed using the weighted average number of common and common equivalent shares and the dilutive potential common shares (stock options outstanding and exercisable) during the period. Included in diluted EPS are 287,978 and 146,478 dilutive potential shares for the quarters ended March 31, 2001 and 2000, respectively. Excluded from diluted earnings per share were options to purchase 308,700 and 494,344 shares at March 31, 2001 and 2000, respectively. These shares were excluded as the exercise price was greater than average market price of the common shares during the respective periods.

2.          Company – Obligated Mandatorily Redeemable Trust Preferred Securities

On March 23, 2000, the Company organized a wholly-owned Delaware business trust which issued $10 million face amount of the trust’s 10.875% Fixed Rate Capital Trust Pass-Through Securities (“Capital Securities”) scheduled to mature in 2030 to a private investor.  Simultaneously, the trust used the proceeds of that sale to purchase $10 million principal amount of the Company’s 10.875% Fixed Rate Junior Subordinated Deferrable Interest Debentures due 2030 (“Subordinated Debt”).  Both the Capital Securities and the Subordinated Debt are callable by the Company at any time after 10 years from the issue date.  The Subordinated Debt is an unsecured obligation of the Company and is junior in right of payment to all present and future senior indebtedness of the Company.  The Capital Securities are guaranteed by the Company on a subordinated basis.  The Company used the net proceeds of approximately $9.7 million for general corporate purposes, including the repurchase of shares of the Company’s outstanding common stock.

The Trust Preferred Securities are presented in the consolidated balance sheets of the Company titled “Company-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company.”  The Company records distributions payable on the Trust Preferred Securities as a Minority Interest Expense in its consolidated statements of income.  The cost of issuance of the Trust Preferred Securities totaled $335 thousand and is being accreted on the effective interest rate method.

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

Nonreportable operating segments of the Company's operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the other category in the disclosure of business segments below.  The nonreportable segment represents the holding company financial information and its non-banking subsidiary First Essex Capital Trust I.

The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies.  The consolidation adjustments reflect certain eliminations of intersegment revenue, cash and investments in subsidiaries.

The following table provides a reconciliation of the community banking segment information to the consolidated financials.

	Community Banking	Other	Consolidation Adjustments and Eliminations	Consolidated
March 31, 2001
Investment securities	$441,290	$-----	$-----	$441,290
Net loans	987,146	-----	-----	987,146
Total assets	1,578,561	53,214	(53,273)	1,578,502

Total interest income	29,763	283	(281)	29,765
Total interest expense	15,785	280	(281)	15,784
Net interest income	13,978	3	-----	13,981
Net income	3,968	(27)	-----	3,941

March 31, 2000
Investment securities	449,700	-----	-----	449,700
Net loans	841,869	-----	-----	841,869
Total assets	1,409,268	62,998	(62,917)	1,409,349

Total interest income	25,765	44	(42)	25,767
Total interest expense	13,628	28	(42)	13,586
Net interest income	12,137	16	-----	12,153
Net income	3,374	(9)	-----	3,365

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST ESSEX BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
March 31, 2001

General

First Essex Bancorp, Inc. is a Delaware corporation whose primary activity is to act as the parent holding company for First Essex Bank (the “Bank”).

On March 30, 2001, the Bank completed its conversion to a Massachusetts state-chartered savings bank.  This conversion will provide the Bank more flexibility to continue its emphasis on higher yielding commercial and consumer lending.

The Company’s net earnings depend to a large extent upon its net interest income, which is the difference between interest and dividend income earned on its loans and investments and interest expense paid on its deposits and borrowed funds. The Company’s net earnings also depend upon its provision for loan loss, noninterest income, noninterest expense and income tax expense.  Interest and dividend income and interest expense are significantly affected by general economic conditions.  These economic conditions, together with conditions in the local real estate markets, affect the levels of non-performing assets and provisions for possible loan losses.

Results of Operations

Net income for the three months ended March 31, 2001 was $3.9 million compared to $3.4 million for same period in 2000, or a 17.1% increase.  Net interest income totaled $14.0 million for the quarter compared to $12.2 million for the same period in 2000.  The increase in net interest income of $1.8 million, combined with an increase in noninterest income of $257 thousand, offset by increases in the provision for possible loan losses of $525 thousand, noninterest expense of $509 thousand, and an increase in minority interest expense of $253 thousand, accounts for the $798 thousand increase in pretax income.

Analysis of Average Yields Earned and Rates Paid

The following table presents an analysis of average yields earned and rates paid for the periods indicated:

	For the Three Months Ended March 31,
	2001			2000
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Earning assets
Short-term investments	$15,551	$196	5.11%	$12,295	$145	4.72%
Investment securities	443,552	7,412	6.78%	448,284	7,440	6.64%
Total loans (1)	984,552	21,891	9.02%	829,786	17,917	8.64%
Other earning assets	17,611	266	6.13%	17,500	265	6.06%
Total earning assets	1,461,266	29,765	8.26%	1,307,865	25,767	7.88%
Allowance for loan losses	(12,926)			(11,271)
Total earning assets less allowance for loan losses	1,448,340			1,296,594
Other assets	85,428			85,075
Total assets	$1,533,768			$1,381,669

Liabilities and Stockholders’ Equity
Deposits
NOW accounts	$66,850	$223	1.35%	$52,374	$104	0.79%
Money market accounts	88,633	717	3.28%	94,418	751	3.18%
Savings accounts	292,510	2,628	3.64%	264,217	2,308	3.49%
Time deposits	578,268	8,483	5.95%	510,172	6,613	5.18%
Total interest bearing deposits	1,026,261	12,051	4.76%	921,181	9,776	4.24%
Borrowed funds	265,192	3,733	5.71%	264,144	3,838	5.81%
Total interest bearing deposits and borrowed funds	1,291,453	15,784	4.96%	1,185,325	13,614	4.59%
Demand deposits	113,710			98,279
Other liabilities	11,117			3,812
Total liabilities	1,416,280			1,287,416
Trust preferred securities	9,691			989
Stockholders’ equity	107,797			93,264
Total liabilities, trust preferred securities and stockholders’ equity	$1,533,768			$1,381,669

Net interest income		$13,981			$12,153

Weighted average interest rate spread			3.30%			3.29%
Net yield on average earning assets (2)			3.83%			3.72%
Return on average assets			1.03%			0.97%
Return on average equity			14.62%			14.43%

(1) Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for loan losses divided by average earning assets.

Net Interest Income

Net interest income increased by $1.8 million to $14.0 million for the three months ended March 31, 2001.  This represents an increase of 15.0% from $12.2 million when compared to the same period in 2000.

Interest and Dividend Income

Interest and dividend income increased by $4.0 million or 15.5% to $29.8 million for the three month period ended March 31, 2001, from $25.8 million in the same period in 2000.  The changes primarily relate to a $154.8 million increase in the average balance of loans. The average yield on earning assets also increased to 8.26% as compared to 7.88% for the same period of 2000.

Interest Expense

Interest expense increased by $2.2 million or 15.9% to $15.8 million for the three months ended March 31, 2001 when compared to the same period in 2000.  This increase is primarily attributable to a $105.1 million increase in the average balances of interest-bearing deposits.  The average cost of deposits also increased to 4.76% for the three months ended March 31, 2001 as compared to 4.24% for the same period in 2000.

Provision for Loan Losses

Losses on loans are provided for under the accrual method of accounting.  Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management’s evaluation of the amount required to meet estimated losses inherent in the loan portfolio after weighing various factors.  Among the factors management may consider are the quality of specific loans, risk characteristics of the loan portfolio generally, the level of non–accruing loans, current economic conditions, trends in delinquencies and charge–offs and collateral values of the underlying security.  Ultimate losses may vary significantly from the current estimates.  Losses on loans, including impaired loans, are charged against the allowance when management believes the collectability of principal is doubtful.

The provisions for loan losses totaled $1.1 million for the three month period ended March 31, 2001 compared to $600 thousand for the same period in 2000.  Provisions result from management’s continuing internal review of the loan portfolio as well as its judgement as to the adequacy of the reserves in light of the condition of the regional real estate and other markets, and the economy in general.  As a result of increased loans, there is an expectation that the Bank will continue to find it necessary to make provisions for loan losses in the future.  See “Financial Condition – Non–Performing Assets.”

Noninterest Income

Noninterest income consists of net gains from the sales of mortgage loans and mortgage loan servicing rights and gains on the sale of investment securities, together with fee and other noninterest income.

Noninterest income increased by $257 thousand or 14.7% to $2.0 million for the three months ended March 31, 2001 compared to $1.8 million for the same period in 2000.  This increase is primarily attributable to increases in fee income and gains on the sale of residential mortgage loans.

Noninterest Expense

Noninterest expenses increased $762 thousand or 9.8% to $8.5 million for the three months ended March 31, 2001 as compared to $7.8 million for the same period of 2000.  This increase is attributable to higher salary and benefit costs and interest payments on trust-preferred securities issued at the end of the first quarter of 2000.  The remaining increase was spread throughout the components of noninterest expense partially offset by reductions in costs associated with foreclosed properties and other general and administrative expenses.

Financial Condition

Total assets amounted to $1,578.5 million at March 31, 2001, an increase of $57.5 million or 3.8% from $1,520.9 million at December 31, 2000.

Loans

At March 31, 2001, the loan portfolio, including mortgage loans held for sale, and before consideration of the allowance for loan losses, was $1.0 billion, representing 63.4% of total assets, compared to $970.4 million or 63.8% of total assets at December 31, 2000.

The following table sets forth information concerning the Company’s loan portfolio at the dates indicated.  The balances shown in the table are net of unadvanced funds and unearned discounts and fees.

	March 31, 2000		December 31, 2000
		(Dollars in thousands)

Real Estate:
Residential	$113,608	11.4%	$119,992	12.4%
Commercial	155,752	15.6	122,248	12.6
Construction	71,718	7.2	94,036	9.7
Total Real Estate Loans	341,078	34.1	336,276	34.7

Owner occupied Commercial Real Estate	68,854	6.9	68,673	7.1

Commercial loans	115,244	11.5	117,020	12.0

Aircraft loans	165,540	16.5	159,730	16.5

Consumer loans
Home Equity, Home Improvement & Second Mortgage	13,082	1.3	53,840	5.5
Automobile	253,260	25.3	230,696	23.8
Other	43,303	43	4,118	0.4
Total consumer loans	309,645	31.0	288,654	29.7

Total loans	$1,000,361	100.0%	$970,353	100.0%

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

The determination of the adequacy of the allowance of loan losses is based upon management's assessment of risk elements in the portfolio, factors affecting loan quality and assumptions about the economic environment in which the Company operates.  The methodology includes a formula allowance based on identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant individual problem credits, a valuation allowance for impaired loans and an unallocated allowance. The unallocated allowance, based in part on credit policy, approximates 20% to 25% of the formula and valuation allowances.  In addition, it reflects management’s review of overall portfolio quality and analysis of current levels and trends in charge-off, delinquency and nonaccruing loan data, forecasted economic conditions and the overall banking environment.  These reviews are of necessity dependent upon estimates, appraisals and judgments, which may change quickly because of changing economic conditions and the Company's perception as to how these factors may affect the financial condition of debtors. When an evaluation of these conditions signifies a change in the level of risk, the Company adjusts the formula allowance. Periodic credit reviews enable further adjustment to the allowance through the risk-rating of loans and identification of loans requiring a valuation allowance. In, addition, the formula model is designed to be self-correcting by taking into account recent loss experience. The provision for loan losses is set based on the factors discussed above. In addition, it is management’s intent to maintain the allowance at a level consistent with the Company’s peers in the banking industry.

The following table summarizes the activity in the allowance for loan losses (including amounts established for impaired loans) for the three months ended March 31, 2001.

Three Months Ended March 31, 2001
(Dollars in Thousands)
Balance at beginning of period	$12,716

Provision for loan losses	1,125

Charge-offs	(745)
Recoveries	119

Net charge-offs	(626)

Balance at end of period	$13,215

Total loans at end of period	$1,000,361
Average loans for the period	984,552
Allowance to loans ratio	1.32%
Net charge-offs to average loans ratio (annualized)	0.25%

Nonperforming Assets

Nonperforming assets consist of nonaccruing loans (including loans impaired under SFAS No. 114), and foreclosed property.  Nonperforming assets totaled $6.0 million at March 31, 2001 and $2.6 million at December 31, 2000.

The Bank’s policy is to discontinue the accrual of interest on all loans (including loans impaired under SFAS No. 114), for which payment of interest or principal is 90 days or more past due or for such other loans as considered necessary by management if collection of interest and principal is doubtful.  When a loan is placed on nonaccrual status, all previously accrued but uncollected interest is reversed against the current period interest income.

Restructured loans are loans (1) on which concessions have been made in light of the debtor’s financial difficulty with the objective of maximizing recovery and (2) with respect to which the renegotiated payment terms continue to be met.

The following table indicates the recorded investment of nonperforming assets and the related valuation allowance for impaired loans.

	March 31, 2001		December 31, 2000
	Recorded Investment	Impaired Loan Valuation Allowance	Recorded Investment	Impaired Loan Valuation Allowance

Non-accruing Loans
Impaired Loans
Requiring a valuation allowance	$202	$182	$162	$143
Not requiring a valuation allowance	---	---	---	---
	202	182	162	143

Restructured Loans	---	---	---	---

Total impaired	202	$182	162	$143

Residential Mortgage	328		532
Other	5,386		1,936

Total non-accruing	5,916		2,630

Foreclosed property, net	60		3

Total non-performing assets	$5,976		$2,633

Percentage of non-performing assets to total assets	0.37%		0.17%
Percentage of allowance for loan losses to non-accruing loans	447.7%		483.5%

The valuation allowance for impaired loans is included in the allowance for loan losses on the balance sheet.

Investments

At March 31, 2001, the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank (“FHLB”) stock and stock in the Savings Bank Life Insurance Company of Massachusetts, totaled $441.3 million or 28.0% of total assets, compared to $453.3 million or 29.8% of total assets at December 31, 2000.  Interest and dividend income on the investment portfolio generated 26.5% of total interest and dividend income for the three months ended March 31, 2001 compared to 30.5% for the same period in 2000.

To identify and control market risks associated with the investment portfolio, the Company has established policies and procedures, which include stop loss limits and stress testing on a periodic basis.

Deposits

Deposits are the primary source of funds for lending and investment activities.  Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition.  At March 31, 2001 the Bank had total deposits of $1,169.7 million representing a net increase of $42.2 million or 3.7% compared to total deposits of $1,127.5 million at December 31, 2000.

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

Borrowed Funds

The Bank is a member of the FHLB and is entitled to borrow from the FHLB by pledging certain assets. The Bank also utilizes short term repurchase agreements with maturities less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. These borrowings are an alternative source of funds compared to deposits and totaled  $266.9 million at March 31, 2001 versus $267.4 million at December 31, 2000.

Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

The most recent notification from the Bank’s former regulator, the Office of Thrift Supervision (“OTS”), categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, Tier I leverage ratios as set forth in the table.

The Bank’s actual capital amounts and ratios are also presented in the table.  As of March 31, 2001, the OTS did not deem it necessary for an interest-rate risk component to be deducted from capital in determining risk-based capital requirements.

The Bank may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

The following table displays the Bank’s capital calculations as defined under prompt corrective action for the periods indicated:

	First Essex Bank		For Capital		To Be Well Capitalized Under Prompt

	Actual	Actual	Adequacy Purposes		Corrective Action Provision:
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31, 2001 (unaudited)
Tangible Capital (to Tangible Assets)	$101,127	6.67%	$22,729	≥ 1.50%	n/a
Tier 1 (Core) Capital (to Adjusted Assets)	101,127	6.67	60,610	4.00	$75,762	≥ 5.00%
Tier 1 (Core) (to Risk Weighted Assets)	101,127	8.86	45,640	4.00	68,460	6.00
Total Risk Based Capital (to Risk Weighted Assets)	114,343	10.02	91,280	8.00	114,100	10.00
December 31, 2000
Tangible Capital (to Adjusted Assets)	$98,021	6.48	$22,681	≥ 1.50%	n/a
Tier 1 (Core) Capital (to Adjusted Assets)	98,021	6.48	60,483	4.00	75,603	≥ 5.00%
Tier 1 Capital (to Risk Weighted Assets)	98,021	9.10	43,090	4.00	64,635	6.00
Total Risk Based Capital (to Risk Weighted Assets)	110,594	10.27	86,180	8.00	107,725	10.00

Recent Accounting Developments

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value.  The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

On June 15, 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133.” The Statement addresses a limited number of issues causing implementation difficulties for numerous entities that are required to implement SFAS No. 133.

Statement 133 as amended by SFAS No.’s 137 and 138, is effective for fiscal years beginning after June 15, 2000.  A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter).   Statement 133 cannot be applied retroactively.  Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company’s election, before January 1, 1998).

The Company adopted SFAS No. 133 in the first quarter of 2001.  The adoption of SFAS No. 133 did not have a material effect on the consolidated financial statements but could have the effect of increasing the volatility in reported earnings and accumulated other comprehensive income.

SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” was issued in September 2000.  SFAS No. 140 is a replacement of SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the Financial Accounting Standards Board, and some were changed only in minor ways.  In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125.  SFAS No. 140 is effective for transfers after March 31, 2001.  Management does not expect the adoption of SFAS No. 140 to have a significant impact on the financial position or results of operations of the Company.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market Risk

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices, and equity prices.  The Company’s primary market risk exposure is interest rate risk.  The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process which is governed by policies established by the Board of Directors that are reviewed and approved annually.  The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee (ALCO).  In this capacity, ALCO develops guidelines and strategies impacting the Company’s asset/liability related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

Interest Rate Risk

Interest rate risk represents the sensitivity of earnings to changes in market interest rates.  As interest rates change the interest income and expense streams associated with the Company’s financial instruments also change thereby impacting net interest income (NII), the primary component of the Company’s earnings.  ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes.  While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.  There have been no material changes in the interest rate risk reported at the conclusion of the Company’s December 31, 2000 year end.

Liquidity and Capital Resources

The Bank’s principal sources of liquidity are customer deposits, borrowings from the FHLB, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities of various investments and loan sales.

Management believes it is prudent to maintain an investment portfolio that not only provides a source of income, but also provides a potential source of liquidity to meet lending demand and deposit flows.  The Bank adjusts the level of its liquid assets and the mix of its loans and investments based upon management’s judgment as to the quality of specific investment opportunities and the relative attractiveness of their maturities and yields.

Net cash provided from operating activities totaled $12.0 million for the three months ended March 31, 2001 compared to $2.1 million that was provided by operating activities for the same period in 2000.  The change is primarily related to an increase in accrued income taxes during the first three months of 2001 as compared to the prior period.

Net cash used for investing activities totaled $10.9 million for the three months ended March 31, 2001 compared to net cash used of $39.3 million for the comparable period in 2000. The decrease in net cash used by investing activities during the first quarter of 2001 is primarily attributable to an increase in maturities and principal payments on investment securities and a decrease in net loans originated, partially offset by purchases of investment securities.

Net cash provided by financing activities totaled $41.0 million for the three months ended March 31, 2001 compared to net cash provided of $34.6 million for the comparable period in 2000.  The change primarily reflects the higher level of borrowed funds offset by the issuance of trust preferred securities in the first quarter of 2000.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the registrant was held on May 3, 2001.  All nominees of the Board of Directors of the registrant were re-elected for a three-year term.  Votes were cast as follows:

             1.          Election of Three Class II Directors

Nominee	For	Withheld
Augustine J. Fabiani	6,097,705	23,462
Walter W. Topham	6,097,955	23,212
Leonard A. Wilson, Chairman	5,954,703	166,464

Item 6. Exhibits and Reports on Form 8-K

(3)        Articles of Incorporation and By-laws:

3.1	The Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 33-10966, filed with the Securities and Exchange Commission on April 17, 1987 (“Amendment No. 1 to the Form S-1”);
3.1	The Amended and Restated By-laws of the Company are incorporated herein by referencing to Exhibit 4.1 of the Company’s current report on Form 8-K filed on December 28, 1992.

(10)      Material Contracts:

10.1 -	The First Essex Bancorp, Inc. 1987 Stock Option Plan is incorporated herein by reference to Appendix B to the prospectus included in the Company’s Registration Statement on Form S-8, registration number 33-21292, filed on April 15, 1988;
10.2 -	The First Essex Bancorp, Inc. Rights Agreement is incorporated herein by reference to Exhibit 1 to the Company’s Report on Form 8-A filed on October 12, 1999.
*10.3 -	(a) Amended and Restated Executive Salary Continuation Agreement dated as of January 1, 1991 between First Essex Bancorp, Inc., First Essex Bank, FSB and Leonard A. Wilson.
(b) Amended and Restated Executive Salary Continuation Agreement dated as of January 1, 2000 between First Essex Bancorp, Inc., First Essex Bank, FSB and Leonard A. Wilson.
*10.4 -	(a) Amended and Restated Employment Agreement dated as of October 9, 1997 between Leonard A. Wilson and First Essex Bancorp, Inc., incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(b) Letter Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and Leonard A. Wilson dated as of December 16, 1999, amending Special Termination Agreement and Employment Agreements, incorporated by Reference to Exhibit 10.4(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
*10.5 -	(a) Amended and Restated Employment Agreement dated as of October 9, 1997 between Leonard A. Wilson and First Essex Bank, FSB, incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(b) Letter Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and Leonard A. Wilson dated as of December 16, 1999, amending Special Termination Agreement and Employment Agreements (see Exhibit 10.4(b)).
*10.6 -	Amended and Restated Employment Agreement dated as of December 16, 1999 between Brian W. Thompson and First Essex Bancorp, Inc., incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the Year ended December 31, 1999.
*10.7 -	Amended and Restated Employment Agreement dated as of December 16, 1999 between Brian W. Thompson and First Essex Bank FSB., incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-k for the year ended December 31, 1999.
*10.8 -	(a) Special Termination Agreement dated January 1, 1994 and restated as of October 9, 1997 between Leonard A. Wilson and First Essex Bancorp, Inc. incorporated by reference to Exhibit 10.10 to the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 1997.
(b) Letter Agreement between First Essex Bancorp, Inc., First Essex Bank FSB and Leonard A. Wilson dated as of December 16, 1999, amending Special Termination Agreement and Employment Agreements (see Exhibit 10.4(b)).
*10.9 -	(a) Special Termination Agreement dated January 1, 1994 and restated as of October 9, 1997 between Brian W. Thompson and First Essex Bancorp, Inc. incorporated by reference to Exhibit 10.12 to the Company’s Quarterly report on Form 10-Q for the quarter ended September 30, 1997.
(b) Letter Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and Brian W. Thompson, dated as of December 16, 1999, amending Special Termination Agreement, incorporated by reference to Exhibit 10.9(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
*10.10 -	(a) Form of Special Termination Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and each of William F. Burke, John M. DiGaetano, and Wayne C. Golon, incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.
(b) Letter Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and William F. Burke, dated as of December 16, 1999, amending Special Termination Agreement., incorporated by reference to Exhibit 10.10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(c) Form of Letter Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and each of John M. DiGaetano and Wayne C. Golon, dated as of December 16, 1999, amending Special Termination Agreements, Incorporated, by reference to Exhibit 10.10© to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
*10.11 -	Common Stock Option Agreement with Brian W. Thompson incorporated herein by reference to Form S-8, Registration No. 333-22183, filed on February 21, 1997.
*10.12 -	First Essex Bancorp, Inc. 1997 Stock Incentive Plan incorporated herein by reference to Form S-8, Registration No. 333-35057, filed on September 5, 1997.
*10.13 -	Deferred Compensation Plan for Directors of First Essex Bancorp, Inc and Its Subsidiaries incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
*10.14 -	First Essex Bancorp, Inc. Senior Management Incentive Compensation Plan incorporated by reference to Exhibit 10.14 to the Company’s Annual Report of Form 10-K for the year ended December 31, 1998.
*10.15 -	Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and David W. Dailey incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
*10.16 -	Agreement between First Essex Bank, FSB and David L. Savoie incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
*10.17 -	Executive Salary Continuation Agreement dated as of January 1, 2000 between First Essex Bancorp, Inc., First Essex Bank, FSB and Brian W. Thompson.
*10.18 -	Form of Benefit Enhancement Plan Agreement dated as of January 1, 2000 between First Essex Bancorp, Inc., First Essex Bank, FSB and each of William F. Burke, John M. DiGaetano, and Wayne C. Golon.

*Management contract or compensatory plan.

(b) Reports on Form 8-K.

             No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ESSEX BANCORP, INC.
(Registrant)

Date: May 9, 2001	By /s/ Douglas E. Moisan
Douglas E. Moisan
Senior Vice President
and Principal Accounting Officer