Form 10-Q
period 2001-06-30
FIRST ESSEX BANCORP INC
filed 2001-08-08
CIK 808246

SECURITIES AND EXCHANGE COMMISSION
Washington, DC   20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  06/30/01

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 0-16143

FIRST ESSEX BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2943217

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

71 Main Street, Andover, MA	01810

(Address of principal executive offices)	(Zip Code)

(978) 681-7500

Registrant’s telephone number, including area code:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒       No ☐

The number of shares outstanding of each of the registrant’s classes of common stock as of   June 30, 2001:

Title of Class	Shares Outstanding

Common Stock, $.10 par value	7,353,583

CAUTIONARY STATEMENT FOR PURPOSES OF THE
PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

First Essex Bancorp, Inc. (the Company) desires to take advantage of the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995.   This Report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance, assumptions, and other statements which are other than statements of historical fact.   The Company wishes to caution readers that the following important factors, among others, may have affected, and could in the future affect, the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company and its wholly owned banking subsidiary, First Essex Bank, must comply, and the associated costs of compliance with such laws and regulations, either currently or in the future as applicable; (ii)   the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans; (iii) the effect on the Company’s competitive position within its market area of the increasing consolidation within the banking and financial services industries, including increased competition from larger regional and out-of-state banking organizations as well as nonbank providers of various financial services; (iv) the effect of unforeseen changes in interest rates; and (v) the effect of changes in the business cycle and downturns in the local, regional and national economies.

FIRST ESSEX BANCORP, INC.
INDEX

ITEM 1.   FINANCIAL STATEMENTS

FIRST ESSEX BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	June 30, 2001	December 31, 2000

	(Dollars in thousands)
A S S E T S
Cash and cash equivalents	$33,832	$28,840
Investment securities available - for - sale	409,887	439,348
Stock in Savings Bank Life Insurance Company	1,194	1,194
Stock in Federal Home Loan Ba nk of Boston	12,771	12,771
Mortgage loans held - for - sale	5,463	1,767
Loans receivable, less allowance for loan losses of $13,677 and $12,716	1,026,066	955,870
Foreclosed property	100	3
Bank premises and equipment	9,295	9,820
Accrued interest receivable	8,923	9,852
Goodwill	12,162	12,669
Core deposit intangible	5,763	6,525
Other assets	47,901	42,308

	$1,573,357	$1,520,967

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$1,191,137	$1,127,523
Borrowed funds	237,673	267,409
Mortgagors’ escrow accounts	779	581
Other liabilities	18,444	10,037

Total liabilities	1,448,033	1,405,550

Company - obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	9,702	9,685

STOCKHOLDERS’ EQUITY
Serial preferred stock $.10 par value per share; 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $.10 par value per share; 25,000,000 shares authorized, 9,782,883 and 9,763,200 shares issued	978	976
Additional paid - in capital	78,323	78,094
Retained earnings	58,295	53,027
Treasury stock, at cost, 2,429,300 shares	(23,535)	(23,535)
Accumulated other comprehensive income	1,561	(2,830)

Total stockholders’ equity	115,622	105,732

	$1,573,357	$1,520,967

FIRST ESSEX BANCORP, INC.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended June 30,
	2001	2000

	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Loans	$22,008	$19,859
Investment securities available - for - sale	6,792	7,306
Short - term investments	199	131
Other earning assets	266	263

Total interest and dividend income	29,265	27,559

Interest expense
Deposits	11,647	10,351
Borrowed funds	3,231	4,039

Total interest expense	14,878	14,390

Net interest income	14,387	13,169
Provision for loan losses	1,125	725

Net interest income after provision for loan losses	13,262	12,444

Non - interest income
Net gain on sales of mortgage loans and mortgage servicing rights	362	159
Loan fees	243	201
Other income	1,672	1,328

Total non - interest income	2,277	1,688

Non - interest expense
Salaries and employee benefits	4,189	3,684
Buildings and equipment	1,225	1,229
Professional services	316	282
Information processing	731	642
Insurance	98	84
Expenses, gains and losses on and write - downs of, foreclosed property	108	118
Amortization of goodwill	253	253
Amortization of core deposit intangible	380	397
Other	1,163	1,058

Total non - interest expenses	8,463	7,747

Minority interest	281	280

Income before provision for income taxes	6,795	6,105

Provision for income taxes	2,529	2,388

Net income	$4,266	$3,717

Earnings per share – Basic	$0.58	$0.50

Earnings per share – Diluted	$0.56	$0.49

Dividends declared per share	$0.20	$0.18

Weighted average number of shares - basic	7,349,281	7,395,422

Weighted average number of shares - diluted	7,679,575	7,569,962

FIRST ESSEX BANCORP, INC.
Consolidated Statement of Operations
(Unaudited)

	Six Months Ended June 30,
	2001	2000

	(Dollars in thousands, except per share amounts)

Interest and dividend income:
Loans	$43,899	$37,776
Investment securities available - for - sale	14,204	14,746
Short term investments	395	276
Other earning assets	532	528

Total interest and dividend income	59,030	53,326

Interest expense
Deposits	23,698	20,127
Borrowed funds	6,964	7,877

Total interest expense	30,662	28,004

Net interest income	28,368	25,322
Provision for loan losses	2,250	1,325

Net interest income after provision for loan losses	26,118	23,997

Non - interest income
Net gain on sales of mortgage loans and mortgage servicing rights	641	377
Net gain (loss) on sale of investment securities	–	(18)
Loan fees	424	385
Other income	3,221	2,696

Total non - interest income	4,286	3,440

Non - interest expense
Salaries and employee benefits	8,295	7,406
Buildings and equipment	2,483	2,365
Professional services	707	629
Information processing	1,455	1,277
Insurance	214	188
Expenses, gains and losses on and write - downs of, foreclosed property	156	181
Amortization of goodwill	507	507
Amortization of core deposit in tangible	762	794
Other	2,148	2,155

Total non - interest expenses	16,727	15,502

Minority interest	561	307

Income before provision for income taxes	13,116	11,628

Provision for income taxes	4,909	4,546

Net income	$8,207	$7,082

Earnings per share – basic	$1.12	$0.95

Earnings per share – diluted	$1.07	$0.93

Dividends declared per share	$0.40	$0.36

Weighted average number of shares – basic	7,343,640	7,493,845

Weighted average number of shares – diluted	7,652,714	7,654,354

FIRST ESSEX BANCORP, INC.
Consolidated Statements of Stockholders’ Equity
For the Three Months Ended June 30, 2001 and 2000
(Unaudited)

		Components of Stockholders' Equity

	Comprehensive Income	Common Stock	Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	(Dollars in thousands)

Balance at March 31, 2001		$978	$78,205	$55,500	$(23,535)	$1,707	$112,855
Comprehensive income:
Net income	$4,266			4,266			4,266
Other comprehensive income:
- Unrealized securities losses, net of tax benefit, arising during the period	(146)
- Reclassification adjustment for security losses included in net income, net of tax benefit	–

Total other comprehensive income	(146)					(146)	(146)

Total Comprehensive income	$4,120

Cash dividends declared				(1,471)			(1,471)
Stock options exercised			118				118

Balance at June 30, 2001		$978	$78,323	$58,295	$(23,535)	$1,561	$115,622

Balance at March 31, 2000		$975	$77,869	$46,026	$(19,396)	$(12,334)	$93,140
Comprehensive income:
Net income	$3,717			3,717			3,717
Other comprehensive income:
- Unrealized securities losses, net of tax benefit, arising during the period	(545)
- Reclassification adjustment for security losses included in net income, net of tax expense	(11)

Total other comprehensive income	(534)					(534)	(534)

Total Comprehensive income	$3,183

Cash dividends declared				(1,319)			(1,319)
Treasury stock repurchased					(4,139)		(4,139)
Stock options exercised			16				16

Balance at June 30, 2000		$975	$77,885	$48,424	$(23,535)	$(12,868)	$90,881

FIRST ESSEX BANCORP, INC.
Consolidated Statements of Stockholders’ Equity
For the Six Months Ended June 30, 2001 and 2000
(Unaudited)

		Components of Stockholders Equity

	Comprehensive Income	Common Stock	Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total

	(Dollars in thousands)

Balance at December 31, 2000		$976	$78,094	$53,027	$(23,535)	$(2,830)	$105,732
Comprehensive income:
Net income	$8,207			8,207			8,207
Other comprehensive income:
- Unrealized securities gains, net of of tax expense, arising during the period	4,391
- Reclassification adjustment for security losses included in net income, net of tax expense	---

Total other comprehensive income	4,391					4,391	4,391

Total Comprehensive income	$12,598

Cash dividends declared				(2,939)			(2,939)
Stock options exercised		2	229				231

Balance at June 30, 2001		$978	$78,323	$58,295	$(23,535)	$1,561	$115,622

Balance at December 31, 1999		$975	$77,851	$44,027	$(19,244)	$(12,031)	$91,578
Comprehensive income:
Net income	$7,082			7,082			7,082
Other comprehensive income:
- Unrealized securities losses, net of of tax benefit, arising during the period	(848)
- Reclassification adjustment for security losses included in net income, net of tax expense	(11)

Total other comprehensive income	(837)					(837)	(837)

Total Comprehensive income	$6,245

Cash dividends declared				(2,685)			(2,685)
Treasury stock repurchased					(4,291)		(4,291)
Stock options exercised			34				34

Balance at June 30, 2000		$975	$77,885	$48,424	$(23,535)	$(12,868)	$90,881

FIRST ESSEX BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,

	2001	2000

	(Dollars in thousands)
Cash flows from operating activities:
Net income	$8,207	$7,082
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,250	1,325
Depreciation and amortization	961	847
Gain on sales of foreclosed property	(47)	(27)
Amortization of investment securities discounts and premiums, net	187	236
Amortization of goodwill	507	507
Amortization of core deposit intangible	762	794
Proceeds from sales of mortgage loans and mortgage servicing rights	40,632	21,433
Mortgage loans originated for sale	(43,687)	(20,653)
Realized gains on the sale of investment securities	--	18
Realized gains on the sale of mortgage loans and mortgage servicing rights, net	(641)	(377)
Decrease (increase) in accrued interest receivable	929	(705)
Increase in other assets	(5,593)	(2,660)
Increase in other liabilities	5,623	724

Net cash provided by operating activities	10,090	8,544

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	--	107
Proceeds from maturities and principal payments of available-for-sale securities	61,615	17,925
Purchases of available-for-sale securities	(25,169)	(4,384)
Purchases of Federal Home Loan Bank stock	--	(786)
Redemption of Federal Home Loan Bank stock	--	8,000
Loans originated and purchased, net of principal collected	(73,575)	(102,392)
Proceeds from sales of foreclosed property	1,079	1,451
Purchases of bank premises and equipment	(419)	(463)

Net cash used in investing activities	(36,469)	(80,542)

Cash flows from financing activities:
Net increase in demand deposits, NOW accounts and savings accounts	48,998	11,010
Net increase of term deposits	14,616	56,702
Net decrease in borrowed funds with maturities of three months or less	(26,551)	(27,157)
Proceeds from borrowed funds with maturities in excess of three months	87,000	167,566
Repayments of borrowed funds with maturities in excess of three months	(90,185)	(119,316)
Proceeds from the issuance of Company-obligated trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	--	9,663
Increase (decrease) in mortgagors’ escrow accounts	198	(456)
Dividends paid	(2,936)	(2,731)
Stock options exercised	231	34
Common stock repurchases	--	(4,291)

Net cash provided by financing activities	31,371	91,024

Net increase in cash and cash equivalents	4,992	19,026
Cash and cash equivalents at beginning of period	28,840	41,598

Cash and cash equivalents at end of period	$33,832	$60,624

Supplemental disclosure of cash flow information:
Interest paid during the year	$30,753	$27,981
Income taxes paid during the year	5,560	3,558
Supplemental schedule of noncash financing and investing activities:
Real estate acquired through, or deeds in lieu of, foreclosure	1,129	1,170

 FIRST ESSEX BANCORP, INC.
Notes to Consolidated Financial Statements
June 30, 2001

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

Earnings Per Share

Basic EPS amounts have been computed by dividing reported earnings available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. Dilutive EPS amounts have been computed using the weighted average number of common and common equivalent shares and the dilutive potential common shares (stock options outstanding and exercisable) during the period. Included in diluted EPS are 330,294 and 174,540 dilutive potential shares for the quarters ended June 30, 2001 and 2000, respectively. Excluded from diluted earnings per share were options to purchase 147,700 and 493,344 shares at June 30, 2001 and 2000, respectively. These shares were excluded as the exercise price was greater than the average market price of the common shares during the respective periods.

2.          Company – Obligated Mandatorily Redeemable Trust Preferred Securities

On March 23, 2000, the Company organized a wholly-owned Delaware business trust which issued $10 million face amount of the trust’s 10.875% Fixed Rate Capital Trust Pass-Through Securities (“2000 Trust Preferred Securities”) scheduled to mature in 2030 to a private investor. Simultaneously, the trust used the proceeds of that sale to purchase $10 million principal amount of the Company’s 10.875% Fixed Rate Junior Subordinated Deferrable Interest Debentures due 2030 (“2000 Subordinated Debt”). Both the 2000 Trust Preferred Securities and the 2000 Subordinated Debt are callable by the Company at any time after 10 years from the issue date. The 2000 Subordinated Debt is an unsecured obligation of the Company and is junior in right of payment to all present and future senior indebtedness of the Company. The 2000 Trust Preferred Securities are guaranteed by the Company on a subordinated basis. The Company used the net proceeds of approximately $9.7 million for general corporate purposes, including the repurchase of shares of the Company’s outstanding common stock.

On July 31, 2001, the Company organized a wholly owned Connecticut statutory business trust which issued $15 million face amount of the trust’s Floating Rate Capital Trust Pass-Through Securities (“2001 Trust Preferred Securities”) to a private investor. Simultaneously, the trust used the proceeds of that sale to purchase $15 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2031 (“2001 Subordinated Debt”). Both the 2001 Trust Preferred Securities and the 2001 Subordinated Debt are callable at any time after five years from the issue date. The 2001 Subordinated Debt is an unsecured obligation of the Company and is junior in right of payment to all present and future senior indebtedness of the Company and is pari passu with the 2000 Subordinated Debt. The 2001 Trust Preferred Securities are guaranteed by the Company on a subordinated basis. The Company intends to use the net proceeds for general corporate purposes.

The Trust Preferred Securities are presented in the consolidated balance sheets of the Company titled “Company-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company.” The Company records distributions payable on the 2000 Trust Preferred Securities as a Minority Interest Expense in its consolidated statements of income. The cost of issuance of the 2000 Trust Preferred Securities totaled $337 thousand and the cost of issuance of the 2001 Trust Preferred Securities totaled $451 thousand. These costs are being accreted on the effective interest rate method.

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

The following table provides a reconciliation of the community banking segment information to the consolidated financials:

	Community Banking	Other	Consolidation Adjustments and Eliminations	Consolidated

	(Dollars in Thousands)
June 30, 2001
Investment securities	$423,852	$ ---	$ ---	$423,852
Net loans	1,031,529	---	---	1,031,529
Long-lived assets	59,373	---	---	59,373
Total assets	1,573,448	52,081	(52,172)	1,573,357

Total interest income	59,026	567	(563)	59,030
Total interest expense	30,664	561	(563)	30,662
Net interest income	28,362	6	---	28,368
Net income	8,261	(54)	---	8,207

June 30, 2000
Investment securities	$432,167	$ ---	$ ---	$432,167
Net loans	900,440	---	---	900,440
Long-lived assets	61,653	---	--	61,653
Total assets	1,473,836	57,852	(57,469)	1,474,219

Total interest income	53,323	398	(395)	53,326
Total interest expense	28,091	308	(395)	28,004
Net interest income	25,232	90	---	25,322
Net income	7,112	(30)	---	7,082

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST ESSEX BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
June 30, 2001

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

Results of Operations

Net income for the three months ended June 30, 2001 was $4.3 million compared to $3.7 million for same period in 2000, or a 14.8% increase. Net interest income totaled $14.4 million for the quarter compared to $13.2 million for the same period in 2000. The increase in net interest income of $1.2 million, combined with an increase in noninterest income of $589 thousand, offset by increases in the provision for loan losses of $400 thousand and noninterest expenses, including minority interest, of $717 thousand, accounts for the $690 thousand increase in pretax income.

Net income for the six months ended June 30, 2001 was $8.2 million compared to $7.1 million for same period in 2000, or a 15.9% increase. Net interest income totaled $28.4 million for the period compared to $25.3 million for the same period in 2000. The increase in net interest income of $3.0 million, combined with an increase in noninterest income of $846 thousand, offset by increases in the provision for loan losses of $925 thousand and noninterest expenses, including minority interest, of $1.5 million, accounts for the $1.5 million increase in pretax income.

Analysis of Average Yields Earned and Rates Paid

The following table presents an analysis of average yields earned and rates paid for the periods indicated:

	For the Three Months Ended June 30,
	2001			2000

	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate

	(Dollars in thousands)

Assets
Earning assets
Short-term investments	$17,019	$199	4.69%	$16,019	$131	3.27%
Investment securities	430,828	6,792	6.32	438,330	7,306	6.67
Total loans (1)	1,022,399	22,008	8.63	881,152	19,859	9.02
Other earning assets	17,639	266	6.05	17,528	263	6.00

Total earning assets	1,487,885	29,265	7.89	1,353,029	27,559	8.15
Allowance for loan losses	(13,372)			(11,303)

Total earning assets less allowance for loan losses	1,474,513			1,341,726
Other assets	86,283			81,993

Total assets	$1,560,796			$1,423,719

Liabilities and Stockholders’ Equity
Deposits
NOW accounts	$70,613	$208	1.18%	$56,322	$129	0.92%
Money market accounts	79,917	524	2.63	88,582	691	3.12
Savings accounts	314,266	2,410	3.08	262,207	2,292	3.50
Time deposits	587,859	8,505	5.80	535,150	7,239	5.41

Total interest bearing deposits	1,052,655	11,647	4.44	942,261	10,351	4.39
Borrowed funds	250,712	3,231	5.17	267,026	4,039	6.05

Total interest bearing deposits and borrowed funds	1,303,367	14,878	4.58	1,209,287	14,390	4.76

Demand deposits	120,244			103,933
Other liabilities	12,440			8,412

Total liabilities	1,436,051			1,321,632
Trust preferred securities	9, 699			9,999
Stockholders’ equity	115,046			92,088

Total liabilities, trust preferred securities and stockholders’ equity	$1,560,796			$1,423,719

Net interest income		$14,387			$13,169

Weighted average interestrate spread			3.31%			3.39%

Net yield on averageearning assets (2)			3.87%			3.89%

Return on average assets			1.09%			1.04%

Return on average equity			14.83%			16.15%

(1) Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for loan losses divided by average earning assets.

Analysis of Average Yields Earned and Rates Paid

The following table presents an analysis of average yields earned and rates paid for the periods indicated:

	For the Six Months Ended June 30,
	2001			2000

	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate

	(Dollars in thousands)

Assets
Earning assets
Short-term investments	$16,289	$395	4.89%	$14,157	$276	3.92%
Investment securities	437,155	14,204	6.55	443,307	14,746	6.69
Total loans (1)	1,003,580	43,899	8.82	855,469	37,776	8.88
Other earning assets	17,625	532	6.09	17,514	528	6.06

Total earning assets	1,474,649	59,030	8.07	1,330,447	53,326	8.06
Allowance for loan losses	(13,150)			(11,287)

Total earning assets less allowance for loan losses	1,461,499			1,319,160
Other assets	85,858			83,534

Total assets	$1,547,357			$1,402,694

Liabilities and Stockholders’ Equity
Deposits
NOW accounts	$68,742	$431	1.26%	$54,348	$233	0.86%
Money market accounts	84,251	1,241	2.97	91,500	1,442	3.17
Savings accounts	303,448	5,038	3.35	263,212	4,600	3.51
Time deposits	583,090	16,988	5.88	522,661	13,852	5.33

Total interest bearing deposits	1,039,531	23,698	4.60	931,721	20,127	4.34
Borrowed funds	257,912	6,964	5.45	265,585	7,877	5.96

Total interest bearing deposits and borrowed funds	1,297,443	30,662	4.77	1,197,306	28,004	4.70

Demand deposits	116,995			101,106
Other liabilities	11,159			6,112

Total liabilities	1,425,597			1,304,524
Trust preferred securities	9, 695			5, 494
Stockholders’ equity	112,065			92,676

Total liabilities, trust preferred securities and stockholders’ equity	$1,547,357			$1,402,694

Net interest income		$28,368			$25,322

Weighted average interestrate spread			3.31%			3.36%

Net yield on averageearning assets (2)			3.85%			3.81%

Return on average assets			1.06%			1.01%

Return on average equity			14.65%			15.28%

(1) Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for loan losses divided by average earning assets.

Net Interest Income

Net interest income increased by $1.2 million or 9.2% to $14.4 million for the three months ended June 30, 2001 and by $3.0 million or 12.0% to $28.4 million for the six months ended June 30, 2001 when compared to the same periods of 2000.

Interest and Dividend Income

Interest and dividend income increased by $1.7 million or 6.2% to $29.3 million for the three month period ended June 30, 2001, from $27.6 million in the same period in 2000. Interest and dividend income also increased by $5.7 million or 10.7% to $59.0 million for the six months ended June 30, 2001 as compared to the same period of 2000. The average balance of loans increased $141.2 million and $148.1 million for the three and six months ended June 30, 2001, as compared to the same periods of 2000. Offsetting the average volume increases in loans were decreases of $6.5 million and $4.0 million in the average balance of investments. The yield on average earning assets decreased to 7.89% for the three months ended June 30, 2001, when compared to 8.15% for the same period in 2000, and remained relatively flat at 8.07% for the six months ended June 30, 2001, as compared to 8.06% for the same period of 2000.

Interest Expense

Interest expense increased by $488 thousand or 3.4 % and $2.7 million or 9.5% to $14.9 million and $30.7 million for the three and six months ended June 30, 2001 when compared to the same periods in 2000. This increase is primarily attributable to increases in the average balance of interest-bearing deposits of $110.4 million and $107.8 million for the three and six months ended June 30, 2001, as compared to the same periods of 2000. The average cost of funds decreased to 4.58% from 4.76%for the three months ended June 30, 2001, but increased to 4.77% from 4.70% for the six months ended June 30, 2001 as compared to the same periods of 2000.

Provision for Loan Losses

Losses on loans are provided for under the accrual method of accounting. Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management’s evaluation of the amount required to meet estimated losses inherent in the loan portfolio after weighing various factors. Among the factors management may consider are the quality of specific loans, risk characteristics of the loan portfolio generally, the level of non–accruing loans, economic conditions and their effect on borrowers, trends in delinquencies and charge–offs and collateral values of the underlying security. Ultimate losses may vary significantly from the current estimates. Losses on loans, including impaired loans, are charged against the allowance when management believes the collectability of principal is doubtful.

The provisions for loan losses totaled $1.1 million and $2.3 million for the three and six month periods ended June 30, 2001, respectively, as compared to $725 thousand and $1.3 million for the same periods of 2000. Provisions result from management’s continuing internal review of the loan portfolio as well as its judgement as to the adequacy of the reserves in light of the condition of the regional real estate and other markets, and the economy in general. As a result of increased loans, there is an expectation that the Bank will continue to find it necessary to make provisions for loan losses in the future. See “Financial Condition – Non–Performing Assets.”

Noninterest Income

Noninterest income consists of net gains from the sales of mortgage loans and mortgage loan servicing rights and gains on the sale of investment securities, together with fee and other noninterest income.

Noninterest income increased by $589 thousand or 34.9% and $846 thousand or 24.6% to $2.3 million and $4.3 million for the three and six months ended June 30, 2001, respectively, as compared to $1.7 million and $3.4 million for the same periods in 2000. This increase is primarily attributable to increases in both loan and deposit fee income and gains on the sale of residential mortgage loans.

Noninterest Expense

Noninterest expense increased $716 thousand or 9.2% and $1.2 million or 7.9% to $8.5 million and $16.7 million for the three and six months ended June 30, 2001, respectively, as compared to $7.8 million and $15.5 million for the same periods in 2000. These increases are primarily attributable to increased salary and benefit costs of $505 thousand and $889 thousand for the three and six months ended June 30, 2001, respectively. The remaining increase was spread throughout the components of noninterest expense, partially offset by reductions in costs associated with foreclosed properties.

Financial Condition

Total assets amounted to $1,573.4 million at June 30, 2001, an increase of $52.4 million or 3.4% from $1,521.0 million at December 31, 2000.

Loans

At June 30, 2001, the loan portfolio, including mortgage loans held for sale, and before consideration of the allowance for loan losses, was $1,045.2 million, representing 66.4% of total assets, compared to $970.4 million or 63.8% of total assets at December 31, 2000.

The following table sets forth information concerning the Company’s loan portfolio at the dates indicated. The balances shown in the table are net of unadvanced funds and unearned discounts and fees.

	June 30, 2001		December 31, 2000

	(Dollars in thousands)

Real Estate:
Residential	$107,416	10.3%	$119,992	12.4%
Commercial	154,102	14.7	122,248	12.6
Construction	74,165	7.1	94,036	9.7

Total Real Estate Loans	335,683	32.1	336,276	34.7

Owner occupied Commercial Real Estate	76,857	7.4	68,673	7.1

Commercial loans	127,887	12.2	117,020	12.0

Aircraft loans	168,311	16.1	159,730	16.5

Consumer loans
Home Equity, Home Improvement & Second Mortgage	53,430	5.1	53,840	5.5
Automobile	278,866	26.6	230,696	23.8
Other	4,172	0.4	4,118	0.4

Total consumer loans	336,468	32.1	288,654	29.7

Total loans	$1,045,206	100.0%	$970,353	100.0%

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

The determination of the adequacy of the allowance of loan losses is based upon management's assessment of risk elements in the portfolio, factors affecting loan quality and assumptions about the economic environment in which the Company operates. The methodology includes a formula allowance based on identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant individual problem credits, a valuation allowance for impaired loans and an unallocated allowance. The unallocated allowance, based in part on credit policy, approximates 20% to 25% of the formula and valuation allowances. In addition, it reflects management’s review of overall portfolio quality and analysis of current levels and trends in charge-off, delinquency and nonaccruing loan data, collateral values, economic conditions and their effect on borrowers, and the overall banking environment. These reviews are of necessity dependent upon estimates, appraisals and judgments, which may change quickly because of changing economic conditions and the Company's perception as to how these factors may affect the financial condition of debtors. When an evaluation of these conditions signifies a change in the level of risk, the Company adjusts the formula allowance. Periodic credit reviews enable further adjustment to the allowance through the risk-rating of loans and identification of loans requiring a valuation allowance. In, addition, the formula model is designed to be self-correcting by taking into account recent loss experience. The provision for loan losses is set based on the factors discussed above. In addition, it is management’s intent to maintain the allowance at a level consistent with the Company’s peers in the banking industry.

The following table summarizes the activity in the allowance for loan losses (including amounts established for impaired loans) for the three and six months ended June 30, 2001:

	Three Months Ended	Six Months Ended

	June 30, 2001

	(Dollars in Thousands)

Balance at beginning of period	$13,215	$12,716

Provision for loan losses	1,125	2,250

Charge-offs	(790)	(1,535)
Recoveries	127	246

Net charge-offs	(663)	(1,289)

Balance at end of period	$13,677	$13,677

Total loans at end of period	$1,045,206	$1,045,206
Average loans for the period	1,022,399	1,003,580
Allowance to loans ratio	1.31%	1.31%
Net charge-offs to average loans ratio (annualized)	0.26%	0.26%

Nonperforming Assets

Nonperforming assets consist of nonaccruing loans (including loans impaired under SFAS No. 114) and foreclosed property. Nonperforming assets totaled $7.9 million at June 30, 2001 and $2.6 million at December 31, 2000. This increase is due primarily to the addition of two commercial credits totaling $4.9 million.

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

Restructured loans are loans on which concessions have been made in light of the debtor’s financial difficulty with the objective of maximizing recovery.

The following table indicates the recorded investment of nonperforming assets and the related valuation allowance for impaired loans:

	June 30, 2001		December 31, 2000

		Impaired Loan	Impaired Loan
	Recorded	Valuation	Recorded	Valuation
	Investment	Allowance	Investment	Allowance

	(Dollars in Thousands)

Non-accruing Loans
Impaired Loans
Requiring a valuation allowance	$124	$124	$162	$143
Not requiring a valuation allowance	--	--	--	--

	124	124	162	143

Restructured Loans	--	--	--	--

Total impaired	124	$124	162	$143

Residential Mortgage	262		532
Other	7,458		1,936

Total non-accruing	7,844		2,630

Foreclosed property, net	100		3

Total non-performing assets	$7,944		$2,633

Percentage of non-performing assets to total assets	0.50%		0.17%
Percentage of allowance for loan losses to non-accruing loans	174.4%		483.5%

The valuation allowance for impaired loans is included in the allowance for loan losses on the balance sheet.

Investments

At June 30, 2001, the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank (“FHLB”) stock and stock in the Savings Bank Life Insurance Company of Massachusetts, totaled $423.9 million or 26.9% of total assets, compared to $456.3 million or 30.0% of total assets at December 31, 2000. Interest and dividend income on the investment portfolio generated 23.9% and 24.7% of total interest and dividend income for the three and six months ended June 30, 2001 compared to 27.0% and 28.2% for the same periods in 2000.

To identify and control market risks associated with the investment portfolio, the Company has established policies and procedures, which include stop loss limits and stress testing on a periodic basis.

Deposits

Deposits are the primary source of funds for lending and investment activities. Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition. At June 30, 2001 the Bank had total deposits of $1,191.1 million representing a net increase of $63.6 million or 5.6% compared to total deposits of $1,127.5 million at December 31, 2000.

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

Borrowed Funds

The Bank is a member of the FHLB and is entitled to borrow from the FHLB by pledging certain assets. The Bank also utilizes short term repurchase agreements with maturities of less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. Borrowed funds are an alternative source of funds compared to deposits and decreased from $267.4 million at December 31, 2000 to $237.7 million at June 30, 2001.

Regulatory Capital Requirements

The Bank is subject to regulatory capital requirements administered by the Federal Deposit Insurance Corporation (“FDIC”). Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, regulatory actions that, if undertaken, could have a direct material effect on the Bank’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgments by the FDIC about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of June 30, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

The most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. Actual capital amounts and ratios are also presented.

The Bank may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

The following table displays the Bank’s capital calculations as defined under prompt corrective action for the periods indicated:

	First Essex Bank		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision:
	Actual Amount	Actual Ratio	Amount	Ratio	Amount	Ratio

	(Dollars in Thousands)
June 30, 2001 (unaudited)

Tier 1 (Core) Capital (to Adjusted Assets)	$104,255	6.74%	$61,875	4.00%	$77,344	> 5.00%

Tier 1 (Core) (to Risk Weighted Assets)	104,255	8.90	46,858	4.00	70,286	6.00

Total Risk Based Capital (to Risk Weighted Assets)	117,932	10.07	93,715	8.00	117,144	10.00

December 31, 2000

Tier 1 (Core) Capital (to Adjusted Assets)	$98,021	6.48%	$60,483	4.00%	$75,603	> 5.00%

Tier 1 (Core) Capital (to Risk Weighted Assets)	98,021	9.10	43,090	4.00	64,635	6.00

Total Risk Based Capital (to Risk Weighted Assets)	110,594	10.27	86,180	8.00	107,725	10.00

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

In July 2001, the FASB issued SFAS No. 141, “Business Combinations”. SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations and requires that the purchase method of accounting be used for all business combinations. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. This statement is effective for business combinations initiated after July 1, 2001

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and management has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

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

Net cash provided from operating activities totaled $10.1 million for the six months ended June 30, 2001 compared to $8.5 million that was provided by operating activities for the same period in 2000. The change is primarily related to the increase in net income for 2001 as compared to 2000.

Net cash used for investing activities totaled $36.5 million for the six months ended June 30, 2001 compared to net cash used of $80.5 million for the comparable period in 2000. The decrease in net cash used is primarily attributable to a decrease in loan originations, and an increase in maturities and principal payments on investment securities, partially offset by increased investment securities purchases.

Net cash provided by financing activities totaled $31.4 million for the six months ended June 30, 2001, compared to net cash provided of $91.0 million for the comparable period in 2000. The decrease primarily reflects the decrease in the level of trust preferred borrowed funds, and the issuance of trust preferred securities in 2000.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the registrant was held on May 3, 2001. All nominees of the Board of Directors of the registrant were re-elected for a three-year term. Votes were cast as follows:

1.       Election of Three Class II Directors
Nominee	For	Withheld

Augustine J. Fabiani	6,097,705	23,462
Walter W. Topham	6,097,955	23,212
Leonard A. Wilson, Chairman	5,954,703	166,464

Item 6. Exhibits and Reports on Form 8-K

(a)Exhibits:
(3) Articles of Incorporation and By–laws:
3.1	The Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Company's Registration Statement on Form S–1, Registration No. 33–10966, filed with the Securities and Exchange Commission on April 17, 1987 ("Amendment No. 1 to the Form S–1").
3.2	The Amended and Restated By–laws of the Company are incorporated herein by reference to Exhibit 4.1 of the Company's current report on Form 8–K filed on December 28, 1992.

(10) Material Contracts:
10.1 -	The First Essex Bancorp, Inc. 1987 Stock Option Plan is incorporated herein by reference to Appendix B to the prospectus included in the Company’s Registration Statement on Form S-8, registration number 33-21292, filed on April 15, 1988.
10.2 -	The First Essex Bancorp, Inc. Rights Agreement is incorporated herein by reference to Exhibit 1 to the Company’s Report on Form 8-A filed on October 12, 1999.

*10.3 -	(a) Amended and Restated Executive Salary Continuation Agreement dated as of January 1, 1991 between First Essex Bancorp, Inc., First Essex Bank, FSB and Leonard A. Wilson, incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1988.
(b) Amended and Restated Executive Salary Continuation Agreement dated as of January 1, 2000 between First Essex Bancorp, Inc., First Essex Bank, FSB and Leonard A. Wilson, incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
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
*10.10-	(a) Form of Special Termination Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and each of William F. Burke, John M. DiGaetano, and Wayne C. Golon, incorporated herein by reference to Exhibit 10.13 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.(b) Letter Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and William F. Burke, dated as of December 16, 1999, amending Special Termination Agreement., incorporated by reference to Exhibit 10.10(b) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(c) Form of Letter Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and each of John M. DiGaetano and Wayne C. Golon, dated as of December 16, 1999, amending Special Termination Agreements, Incorporated, by reference to Exhibit 10.10© to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
*10.11-	Common Stock Option Agreement with Brian W. Thompson incorporated herein by reference to Form S-8, Registration No. 333-22183, filed on February 21, 1997.
*10.12-	First Essex Bancorp, Inc. 1997 Stock Incentive Plan incorporated herein by reference to Form S-8, Registration No. 333-35057, filed on September 5, 1997.
*10.13-	Deferred Compensation Plan for Directors of First Essex Bancorp, Inc and Its Subsidiaries incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
*10.14-	First Essex Bancorp, Inc. Senior Management Incentive Compensation Plan incorporated by reference to Exhibit 10.14 to the Company’s Annual Report of Form 10-K for the year ended December 31, 1998.
*10.15-	Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and David W. Dailey incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
*10.16-	Agreement between First Essex Bank, FSB and David L. Savoie incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.
*10.17-	Executive Salary Continuation Agreement dated as of January 1, 2000 between First Essex Bancorp, Inc., First Essex Bank, FSB and Brian W. Thompson, incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.
*10.18-	Form of Benefit Enhancement Plan Agreement dated as of January 1, 2000 between First Essex Bancorp, Inc., First Essex Bank, FSB and each of William F. Burke, John M. DiGaetano, and Wayne C. Golon, incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

*Management contract or compensatory plan.

(b) Reports on Form 8-K

         No reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ESSEX BANCORP, INC.
(Registrant)

Date: August 3, 2001	By /s/ Douglas E. Moisan

Douglas E. Moisan
Senior Vice President
and Principal Accounting Officer