Form 10-Q
period 2001-09-30
FIRST ESSEX BANCORP INC
filed 2001-11-08
CIK 808246

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    9/30/01

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to __________

Commission file number 0-16143

FIRST ESSEX BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2943217
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

71 Main Street, Andover, MA	01810
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code) (978) 681-7500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

The number of shares outstanding of each of the registrant’s classes of common stock as of  September 30, 2001:

Title of Class	Shares Outstanding

Common Stock, $.10 par value	7,493,687

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

FIRST ESSEX BANCORP, INC.

ITEM 1.  FINANCIAL STATEMENTS

FIRST ESSEX BANCORP, INC.

Consolidated Balance Sheets

(Unaudited)

	September 30,	December 31,
	2001	2000
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$137,910	$28,840
Investment securities available-for-sale	382,686	439,348
Stock in Savings Bank Life Insurance Company	1,194	1,194
Stock in Federal Home Loan Bank of Boston	12,771	12,771
Mortgage loans held-for-sale	5,449	1,767
Loans receivable, less allowance for loan losses of $12,640 and $12,716	1,008,152	955,870
Foreclosed property	2,010	3
Bank premises and equipment	9,170	9,820
Accrued interest receivable	7,479	9,852
Goodwill	11,909	12,669
Core deposit intangible	5,402	6,525
Other assets	48,393	42,308

	$1,632,525	$1,520,967

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$1,228,992	$1,127,523
Borrowed funds	234,575	267,409
Mortgagors’ escrow accounts	1,566	581
Other liabilities	19,279	10,037
Total liabilities	1,484,412	1,405,550

Company-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	24,233	9,685

STOCKHOLDERS’ EQUITY:
Serial preferred stock: $.10 par value per share; 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $.10 par value per share; 25,000,000 shares authorized, 9,922,987 and 9,763,200 shares issued	992	976
Additional paid-in capital	80,097	78,094
Retained earnings	61,231	53,027
Treasury stock, at cost, 2,429,300 shares	(23,535)	(23,535)
Accumulated other comprehensive income	5,095	(2,830)
Total stockholders' equity	123,880	105,732

	$1,632,525	$1,520,967

FIRST ESSEX BANCORP, INC.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended September 30,
	2001	2000
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Loans	$21,673	$21,140
Investment securities available-for-sale	6,488	7,205
Short-term investments	379	191
Other earning assets	265	265
Total interest and dividend income	28,805	28,801

Interest expense:
Deposits	11,072	11,497
Borrowed funds	3,021	4,150
Total interest expense	14,093	15,647

Net interest income	14,712	13,154
Provision for loan losses	1,125	1,410

Net interest income after provision for loan losses	13,587	11,744

Non-interest income:
Net gain on sales of loans and servicing rights	394	701
Loan fees	230	172
Other income	1,670	1,345
Total non-interest income	2,294	2,218

Non-interest expense:
Salaries and employee benefits	4,231	3,555
Buildings and equipment	1,118	1,140
Professional services	313	271
Information processing	728	666
Foreclosed expenses	178	61
Amortization of goodwill	254	254
Amortization of core deposit intangible	362	398
Other	1,120	1,222
Total non-interest expenses	8,304	7,567

Minority interest	468	281

Income before provision for income taxes	7,109	6,114

Provision for income taxes	2,674	2,349
Net income	$4,435	$3,765

Earnings per share - Basic	$0.60	$0.51
Earnings per share - Diluted	$0.57	$0.50
Dividends declared per share	$0.20	$0.18

Weighted average number of shares - basic	7,450,903	7,320,965
Weighted average number of shares - diluted	7,812,368	7,536,380

FIRST ESSEX BANCORP, INC.

Consolidated Statement of Operations

(Unaudited)

	Nine Months Ended September 30,
	2001	2000
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Loans	$65,572	$58,916
Investment securities available-for-sale	20,692	21,951
Short-term investments	774	467
Other earning assets	797	793
Total interest and dividend income	87,835	82,127

Interest expense:
Deposits	34,770	31,624
Borrowed funds	9,985	12,027
Total interest expense	44,755	43,651

Net interest income	43,080	38,476
Provision for loan losses	3,375	2,735

Net interest income after provision for loan losses	39,705	35,741

Non-interest income:
Net gain on sales of loans and servicing rights	1,035	1,078
Net loss on sale of investment securities	0	(18)
Loan fees	654	557
Other income	4,891	4,041
Total non-interest income	6,580	5,658

Non-interest expense:
Salaries and employee benefits	12,526	10,961
Buildings and equipment	3,601	3,505
Professional services	1,020	900
Information processing	2,183	1,943
Foreclosed expenses	334	242
Amortization of goodwill	760	761
Amortization of core deposit intangible	1,123	1,190
Other	3,484	3,567
Total non-interest expenses	25,031	23,069

Minority interest	1,029	588

Income before provision for income taxes	20,225	17,742

Provision for income taxes	7,583	6,895
Net income	$12,642	$10,847

Earnings per share - basic	$1.71	$1.46
Earnings per share - diluted	$1.64	$1.42
Dividends declared per share	$0.60	$0.54

Weighted average number of shares - basic	7,379,656	7,435,798
Weighted average number of shares - diluted	7,705,932	7,615,029

FIRST ESSEX BANCORP, INC.

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended September 30, 2001 and 2000

(Unaudited)

		Components of Stockholders' Equity
						Accumulated
						Other
	Comprehensive	Common	Paid in	Retained	Treasury	Comprehensive
	Income	Stock	Capital	Earnings	Stock	Income	Total
	(Dollars in thousands)
Balance at June 30, 2001		$978	$78,323	$58,295	$(23,535)	$1,561	$115,622
Comprehensive income:
Net income	$4,435			4,435			4,435
Other comprehensive income:
- Unrealized securities gains,net of tax expense, arising during the period	3,534
- Reclassification adjustment for security gains/(losses) included in net income, net of tax	0
Total other comprehensive income income	3,534					3,534	3,534
Total Comprehensive income	$7,969
Cash dividends declared				(1,499)			(1,499)
Stock options exercised		14	1,774				1,788
Balance at September 30, 2001		$992	$80,097	$61,231	$(23,535)	$5,095	$123,880

Balance at June 30, 2000		$975	$77,885	$48,424	$(23,535)	$(12,868)	$90,881
Comprehensive income:
Net income	$3,765			3,765			3,765
Other comprehensive income:
- Unrealized securities gains, net of tax expense, arising during the period	3,290
- Reclassification adjustment for security gains/(losses) included in net income, net of tax	0
Total other comprehensive income income	3,290					3,290	3,290
Total Comprehensive income	$7,055
Cash dividends declared				(1,318)			(1,318)
Stock options exercised			77				77
Balance at September 30, 2000		$975	$77,962	$50,871	$(23,535)	$(9,578)	$96,695

FIRST ESSEX BANCORP, INC.

Consolidated Statements of Stockholders’ Equity

For the Nine Months Ended September 30, 2001 and 2000

(Unaudited)

		Components of Stockholders' Equity
						Accumulated
						Other
	Comprehensive	Common	Paid in	Retained	Treasury	Comprehensive
	Income	Stock	Capital	Earnings	Stock	Income		Total
	(Dollars in thousands)
Balance at December 31, 2000		$976	$78,094	$53,027		$(23,535)	$(2,830)	$105,732
Comprehensive income:
Net income	$12,642			12,642				12,642
Other comprehensive income:
- Unrealized securities gains, net of of tax expense, arising during the period	7,925
- Reclassification adjustment for security gains/(losses) included in net income, net of tax	0
Total other comprehensive income	7,925					7,925		7,925
Total Comprehensive income	$20,567
Cash dividends declared				(4,438)				(4,438)
Stock options exercised		16	2,003					2,019
Balance at September 30, 2001		$992	$80,097	$61,231		$(23,535)	$5,095	$123,880

Balance at December 31, 1999		$975	$77,851	$44,027		$(19,244)	$(12,031)	$91,578
Comprehensive income:
Net income	$10,847			10,847				10,847
Other comprehensive income:
- Unrealized securities gains, net of of tax expense, arising during the period	2,464
- Reclassification adjustment for security losses included in net income, net of tax	(11)
Total other comprehensive income	2,453					2,453		2,453
Total Comprehensive income	$13,300
Cash dividends declared				(4,003)				(4,003)
Treasury stock repurchased					(4,291)			(4,291)
Stock options exercised			111					111
Balance at September 30, 2000		$975	$77,962	$50,871		$(23,535)	$(9,578)	$96,695

FIRST ESSEX BANCORP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,
	2001	2000
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$12,642	$10,847
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,375	2,735
Depreciation and amortization	1,821	1,371
Gain on sales of foreclosed property	(51)	(37)
Write-down of foreclosed property	20	----
Amortization of investment securities discounts and premiums, net	----	371
Amortization of goodwill	760	761
Amortization of core deposit intangible	1,123	1,190
Proceeds from sales of mortgage loans and mortgage servicing rights	66,336	36,771
Mortgage loans originated for sale	(68,983)	(34,173)
Realized losses on the sale of investment securities	----	18
Realized gains on the sale of mortgage loans and mortgage servicing rights, net	(1,035)	(1,078)
Decrease (increase) in accrued interest receivable	2,373	(243)
Increase in other assets	(6,085)	(3,043)
Increase (decrease) in other liabilities	4,203	(8,778)

Net cash provided by operating activities	16,499	6,712

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	----	107
Proceeds from maturities and principal payments of available-for-sale securities	94,400	29,239
Purchases of available-for-sale securities	(25,169)	(4,384)
Purchases of Federal Home Loan Bank stock	----	(786)
Redemption of Federal Home Loan Bank stock	----	8,000
Loans originated and purchased, net of principal collected	(59,250)	(143,847)
Proceeds from sales of foreclosed property	1,617	1,911
Purchases of bank premises and equipment	(779)	(691)

Net cash provided (used) by investing activities	10,819	(110,451)

Cash flows from financing activities:
Net increase in demand deposits, NOW accounts and savings accounts	74,925	32,910
Net increase of term deposits	26,544	71,462
Net decrease in borrowed funds with maturities of three months or less	(28,888)	(30,052)
Proceeds from borrowed funds with maturities in excess of three months	87,000	307,597
Repayments of borrowed funds with maturities in excess of three months	(90,946)	(284,963)
Proceeds from the issuance of Company-obligated trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	14,520	9,663
Increase in mortgagors’ escrow accounts	985	283
Dividends paid	(4,407)	(4,050)
Stock options exercised	2,019	111
Common stock repurchases	0	(4,291)
Net cash provided by financing activities	81,752	98,670
Net increase (decrease) in cash and cash equivalents	109,070	(5,069)
Cash and cash equivalents at beginning of period	28,840	41,598

Cash and cash equivalents at end of period	$137,910	$36,529

Supplemental disclosure of cash flow information:
Interest paid during the year	$44,853	$43,688
Income taxes paid during the year	9,136	7,340
Supplemental schedule of noncash financing and investing activities:
Real estate acquired through, or deeds in lieu of, foreclosure	3,593	1,591

FIRST ESSEX BANCORP, INC.

Notes to Consolidated Financial Statements

September 30, 2001

1.       Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of the Company and its subsidiaries, First Essex Bank, First Essex Capital Trust I, and First Essex Capital Statutory Trust II. These financial statements reflect, in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and the results of its operations and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2000 Form 10-K.

Earnings Per Share

Basic EPS amounts have been computed by dividing reported earnings available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. Dilutive EPS amounts have been computed using the weighted average number of common and common equivalent shares and the dilutive potential common shares (stock options outstanding and exercisable) during the period. Included in diluted EPS are 361,465 and 215,415 dilutive potential shares for the quarters ended September 30, 2001 and 2000, respectively. Excluded from diluted earnings per share were options to purchase 273,844 shares at September 30, 2000, as the exercise price was greater than the average market price of the common shares.

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

On July 31, 2001, the Company organized a wholly-owned Connecticut statutory business trust which issued $15 million face amount of the trust’s Floating Rate Capital Trust Pass-Through Securities (“2001 Trust Preferred Securities”) to a private investor.  Simultaneously, the trust used the proceeds of that sale to purchase $15 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2031 (“2001 Subordinated Debt”).  Both the 2001 Trust Preferred Securities and the 2001 Subordinated Debt are callable at any time after five years from the issue date.  The 2001 Subordinated Debt is an unsecured obligation of the Company and is junior in right of payment to all present and future senior indebtedness of the Company and is pari passu with the 2000 Subordinated Debt.  The 2001 Trust Preferred  Securities are guaranteed by the Company on a subordinated basis.  The Company intends to use the net proceeds for general corporate purposes.

The Trust Preferred Securities are presented in the consolidated balance sheets of the Company titled “Company-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company.”  The Company records distributions payable on the Trust Preferred Securities as a Minority Interest Expense in its consolidated statements of income.  The cost of issuance of the 2000 Trust Preferred Securities totaled $337 thousand and the cost of issuance of the 2001 Trust Preferred Securities totaled $480 thousand.  These costs are being accreted on the effective interest rate method.

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

Nonreportable operating segments of the Company's operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the other category in the disclosure of business segments below.  The nonreportable segment represents the holding company financial information and its non-banking subsidiaries First Essex Capital Trust I and First Essex Capital Statutory Trust II.

The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies.  The consolidation adjustments reflect certain eliminations of intersegment revenue, cash and investments in subsidiaries.

The following table provides a reconciliation of the community banking segment information to the consolidated financials:

			Consolidation
	Community		Adjustments
	Banking	Other	and Eliminations	Consolidated
	(Income and Expenses are Year to Date)
	(Dollars in Thousands)
September 30, 2001
Investment securities	$396,651	$ -----	$ -----	$396,651

Net loans	1,013,601	-----	-----	1,013,601

Long-lived assets	58,827	-----	-----	58,827
Total assets	1,631,835	82,466	(81,776)	1,632,525

Total interest income	87,831	1,101	(1,097)	87,835
Total interest expense	44,820	1,032	(1,097)	44,755
			----
Net interest income	43,011	69	-	43,080
			----
Net income	12,732	(90)	-	12,642

September 30, 2000
Investment securities	$426,106	$ -----	$ -----	$426,106

Net loans	938,947	-----	-----	938,947

Long-lived assets	29,841	-----	-----	29,841
Total assets	1,481,453	56,914	(56,842)	1,481,525

Total interest income	82,122	705	(700)	82,127
Total interest expense	43,762	589	(700)	43,651

Net interest income	38,360	116	-----	38,476

Net income	10,902	(55)	-----	10,847

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST ESSEX BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

September 30, 2001

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

Results of Operations

Net income for the three months ended September 30, 2001 was $4.4 million compared to $3.8 million for same period in 2000, or a 17.8% increase.  Net interest income totaled $14.7 million for the quarter compared to $13.2 million for the same period in 2000.  The increase in net interest income of $1.6 million, combined with an increase in noninterest income of $76 thousand, and a decrease in the provision for loan losses of $285 thousand, offset by an increase in noninterest expenses, including minority interest, of $924 thousand, accounts for the $995 thousand increase in pretax income.

Net income for the nine months ended September 30, 2001 was $12.6 million compared to $10.8 million for same period in 2000, or a 16.5% increase.  Net interest income totaled $43.1 million for the period compared to $38.5 million for the same period in 2000.  The increase in net interest income of $4.6 million, combined with an increase in noninterest income of $922 thousand, offset by increases in the provision for loan losses of $640 thousand and noninterest expenses, including minority interest, of $2.4 million, accounts for the $2.5 million  increase in pretax income.

Analysis of Average Yields Earned and Rates Paid

 The following table presents an analysis of average yields earned and rates paid for the periods indicated:

	For the Three Months Ended September 30,
	2001			2000
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Earning assets
Short-term investments	$58,272	$379	2.58%	$14,526	$191	5.26%
Investment securities	415,048	6,488	6.20	429,199	7,205	6.71
Total loans (1)	1,029,630	21,673	8.35	928,088	21,140	9.11
Other earning assets	17,667	265	5.95	17,556	265	6.04
Total earning assets	1,520,617	28,805	7.52	1,389,369	28,801	8.29
Allowance for loan losses	(13,651)			(11,740)
Total earning assets less allowance for loan losses	1,506,966			1,377,629

Other assets	79,104			84,997
Total assets	$1,586,070			$1,462,626

Liabilities and Stockholders’ Equity
Deposits
NOW accounts	$70,534	$197	1.11%	$59,870	$184	1.23%
Money market accounts	79,732	474	2.36	86,880	731	3.37
Savings accounts	328,220	2,290	2.77	272,993	2,544	3.73
Time deposits	594,782	8,111	5.41	557,194	8,038	5.77
Total interest bearing deposits	1,073,268	11,072	4.09	976,937	11,497	4.71
Borrowed funds	236,122	3,021	5.08	266,371	4,150	6.23
Total interest bearing deposits and borrowed funds	1,309,390	14,093	4.27	1,243,308	15,647	5.03

Demand deposits	124,651			108,531
Other liabilities	13,375			8,627
Total liabilities	1,447,416			1,360,466
Trust preferred securities	19,508			9,333
Stockholders’ equity	119,146			92,827
Total liabilities, trust preferred securities and stockholders’ equity	$1,586,070			$1,462,626

Net interest income		$14,712			$13,154

Weighted average interest rate spread			3.25%			3.26%

Net yield on average earning assets (2)			3.87%			3.79%

Return on average assets			1.12%			1.03%
Return on average equity			14.89%			16.22%

(1) Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for loan losses divided by average earning assets.

Analysis of Average Yields Earned and Rates Paid

The following table presents an analysis of average yields earned and rates paid for the periods indicated:

	For the Nine Months Ended September 30,
	2001			2000
		Interest	Average		Interest	Average
	Average	Earned/	Yield/	Average	Earned/	Yield/
	Balance	Paid	Rate	Balance	Paid	Rate
	(Dollars in thousands)
Assets
Earning assets
Short-term investments	$30,437	$774	3.40%	$14,281	$467	4.37%
Investment securities	429,705	20,692	6.44	438,570	21,951	6.69
Total loans (1)	1,012,359	65,572	8.66	879,852	58,916	8.94
Other earning assets	17,639	797	6.04	17,528	793	6.04
Total earning assets	1,490,140	87,835	7.88	1,350,231	82,127	8.12
Allowance for loan losses	(13,319)			(11,439)
Total earning assets less allowance for loan losses	1,476,821			1,338,792

Other assets	83,582			84,025
Total assets	$1,560,403			$1,422,817

Liabilities and Stockholders’ Equity
Deposits
NOW accounts	$69,346	$628	1.21%	$56,202	$417	0.99%
Money market accounts	82,728	1,715	2.77	89,949	2,173	3.23
Savings accounts	311,796	7,328	3.14	266,496	7,144	3.58
Time deposits	587,030	25,099	5.72	534,256	21,890	5.47
Total interest bearing deposits	1,050,900	34,770	4.42	946,903	31,624	4.46
Borrowed funds	250,569	9,985	5.33	265,849	12,027	6.04
Total interest bearing deposits and borrowed funds	1,301,469	44,755	4.60	1,212,752	43,651	4.81
Demand deposits	119,575			103,599
Other liabilities	11,906			6,956
Total liabilities	1,432,950			1,323,307
Trust preferred securities	13,002			6,783
Stockholders’ equity	114,451			92,727
Total liabilities, trust preferred securities and stockholders’ equity	$1,560,403			$1,422,817

Net interest income		$43,080			$38,476

Weighted average interest rate spread			3.28%			3.32%

Net yield on average earning assets (2)			3.85%			3.80%

Return on average assets			1.08%			1.02%
Return on average equity			14.73%			15.60%

(1) Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for loan losses divided by average earning assets.

Net Interest Income

Net interest income increased by $1.6 million or 11.8% to $14.7 million for the three months ended September 30, 2001 and by $4.6 million or 12.0% to $43.1 million for the nine months ended September 30, 2001 as compared to the same periods of 2000.

Interest and Dividend Income

Interest and dividend income increased by $4 thousand or .01% to $28.8 million for the three month period ended September 30, 2001, from $28.8 million in the same period in 2000.  Interest and dividend income also increased by $5.7 million or 7.0% to $87.8 million for the nine months ended September 30, 2001 as compared to the same period of 2000.  The average balance of loans increased $101.5 million and $132.5 million for the three and nine months ended September 30, 2001, respectively, compared to the same periods of 2000. Combined with the volume increases in loans were increases of $29.6 million and $7.3 million in the average balance of investments during the same respective periods. The yield on average earning assets decreased to 7.52% and 7.88% for the three and nine months ended September 30, 2001, respectively, as compared to 8.29% and 8.12% for the same periods of 2000.  The declines in yields are primarily due to declining interest rates on loans and investment securities which have resulted from lower interest rates in the economy, in general.

Interest Expense

Interest expense decreased by $1.6 million or 10.0% to $14.1 million and increased $1.1 million or 2.5% to $44.8 million for the three and nine months ended September 30, 2001, respectively, when compared to the same periods in 2000.  The average balance of interest-bearing deposits increased by $96.3 million and $104.0 million for the three and nine months ended September 30, 2001, respectively when compared to the same periods in 2000.  The average cost of funds decreased to 4.27% and 4.60% for the three and nine months ended September 30, 2001, respectively, as compared to 5.03% and 4.81% for the same periods in 2000.  The decreases in the cost of funds have resulted from lower interest rates in the economy, in general.

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

The provisions for loan losses totaled $1.1 million and $3.4 million for the three and nine month periods ended September 30, 2001, respectively, as compared to $1.4 million and $2.7 million for the same periods of 2000.  Provisions result from management’s continuing internal review of the loan portfolio as well as its judgement as to the adequacy of the reserves in light of the condition of the regional real estate and other markets, and the economy in general.  As a result of increased loans, there is an expectation that the Bank will continue to find it necessary to make provisions for loan losses in the future.

Noninterest Income

Noninterest income consists of net gains from the sales of loans and loan servicing rights and gains on the sale of investment securities, together with fee and other noninterest income.

Noninterest income increased by $76 thousand or 3.4% and $922 thousand or 16.3% to $2.3 million and $6.6 million for the three and nine months ended September 30, 2001, respectively, as compared to $2.2 million and $5.7 million for the same periods in 2000.  This increase is primarily attributable to increases in both loan and deposit fee income.

Noninterest Expense

Noninterest expense increased $737 thousand or 9.7% and $2.0 million or 8.5% to $8.3 million and $25.0 million for the three and nine months ended September 30, 2001, respectively, as compared to $7.6 million and $23.1 million for the same periods in 2000.  These increases are primarily attributable to increased salary and benefit costs of $676 thousand and $1.6 million for the three and nine months ended September 30, 2001, respectively. The remaining increase was spread throughout the components of noninterest expense, which includes professional fees and costs associated with foreclosed properties.

Financial Condition

Total assets amounted to $1,632.5 million at September 30, 2001, an increase of $111.6 million or 7.3% from $1,521.0 million at December 31, 2000.

Loans

At September 30, 2001, the loan portfolio, excluding mortgage loans held for sale, and before consideration of the allowance for loan losses, was $1,020.8 million, representing 62.5% of total assets, compared to $968.6 million or 63.7% of total assets at December 31, 2000.

The following table sets forth information concerning the Company’s loan portfolio at the dates indicated.  The balances shown in the table are net of unadvanced funds and unearned discounts and fees.

	September 30, 2001		December 31, 2000
	(Dollars in thousands)
Real Estate:
Residential	$91,612	9.0%	$118,225	12.2%
Commercial	148,643	14.6	122,248	12.6
Construction	72,721	7.1	94,036	9.7
Total Real Estate Loans	312,976	30.7	334,509	34.5

Owner occupied Commercial Real Estate	75,223	7.4	68,673	7.1

Commercial loans	116,208	11.4	117,020	12.1

Aircraft loans	168,773	16.5	159,730	16.5

Consumer loans
Home Equity, Home Improvement & Second Mortgage	52,642	5.2	53,840	5.6
Automobile	290,750	28.4	230,696	23.8
Other	4,220	0.4	4,118	0.4
Total consumer loans	347,612	34.0	288,654	29.8

Total loans	$1,020,792	100.0%	$968,586	100.0%

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

The following table summarizes the activity in the allowance for loan losses (including amounts established for impaired loans) for the three and nine months ended September 30, 2001:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2001
	(Dollars in Thousands)
Balance at beginning of period	$13,677	$12,716

Provision for loan losses	1,125	3,375

Charge-offs *	(2,238)	(3,774)
Recoveries	76	323

Net charge-offs	(2,162)	(3,451)

Balance at end of period	$12,640	$12,640

Total loans at end of period	$1,020,792	$1,020,792
Average loans for the period	1,025,004	1,009,277
Allowance to loans ratio	1.24%	1.24%
Net charge-offs to average loans ratio (annualized)	0.84%	0.46%

* Includes $714 thousand of consumer loan charge-offs in a one-time event to conform with regulatory guidelines as a result of the Bank’s recent conversion from a Federal Savings Association to a Massachusetts state-chartered savings bank.

Nonperforming Assets

Nonperforming assets consist of nonaccruing loans (including loans impaired under SFAS No. 114), and foreclosed property.  Nonperforming assets totaled $6.5 million at September 30, 2001 and $2.6 million at December 31, 2000.

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

The following table indicates the recorded investment of nonperforming assets and the related valuation allowance for impaired loans:

	September 30, 2001		December 31, 2000
		Impaired Loan		Impaired Loan
	Recorded	Valuation	Recorded	Valuation
	Investment	Allowance	Investment	Allowance
	(Dollars in Thousands)
Non-accruing Loans
Impaired Loans
Requiring a valuation allowance	$129	$124	$162	$143
Not requiring a valuation allowance	---	---	---	---
	129	124	162	143

Restructured Loans	---	---	---	---

Total impaired	129	$124	162	$143

Residential Mortgage	114		532
Other	4,200		1,936

Total non-accruing	4,443		2,630

Foreclosed property, net	2,010		3

Total non-performing assets	$6,453		$2,633

Percentage of non-performing assets to total assets	0.40%		0.17

Percentage of allowance for loan losses to non-accruing loans	284.5%		483.5%

The valuation allowance for impaired loans is included in the allowance for loan losses on the balance sheet.

Investments

At September 30, 2001, the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank (“FHLB”) stock and stock in the Savings Bank Life Insurance Company of Massachusetts, totaled $509.9 million or 31.2% of total assets, compared to $456.3 million or 30.0% of total assets at December 31, 2000.    Interest and dividend income on the investment portfolio generated 23.8% and 24.4% of total interest and dividend income for the three and nine months ended September 30, 2001 compared to 25.7% and 27.3% for the same periods in 2000.

To identify and control market risks associated with the investment portfolio, the Company has established policies and procedures, which include stop loss limits and stress testing on a periodic basis.

Deposits

Deposits are the primary source of funds for lending and investment activities.  Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition.  At September 30, 2001 the Bank had total deposits of $1,229.0 million representing a net increase of $101.5 million or 9.0% compared to total deposits of $1,127.5 million at December 31, 2000.

While deposit flows are by nature unpredictable, the Bank attempts to manage its deposits through selective pricing.  Due to the uncertainty of market conditions, it is not possible for the Bank to predict how aggressively it will compete for deposits in future quarters or the likely effect of any such decision on deposit levels, interest expense and net interest income. Strategies are currently in place to aggressively market more stable deposit sources in products such as savings accounts.

Borrowed Funds

The Bank is a member of the FHLB and is entitled to borrow from the FHLB by pledging certain assets. The Bank also utilizes short term repurchase agreements with maturities less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. These borrowings are an alternative source of funds compared to deposits and decreased from $267.4 million at December 31, 2000 to $234.6 million at September 30, 2001.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of September 30, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

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

The following table displays the Bank’s capital calculations as defined under prompt corrective action for the periods indicated:

					To Be Well
					Capitalized Under Prompt
	First Essex Bank		For Capital		Corrective Action
	Actual	Actual	Adequacy Purposes		Provision:
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
September 30, 2001 (unaudited)

Tier 1 (Core) Capital (to Adjusted Assets)	$109,340	6.97%	62,737	4.00%	$78,421	>	5.00%

Tier 1 (Core) (to Risk Weighted Assets)	109,340	9.26	47,248	4.00	70,872		6.00

Total Risk Based Capital (to Risk Weighted Assets)	122,344	10.36	94,496	8.00	118,120		10.00

December 31, 2000

Tier 1 (Core) Capital (to Adjusted Assets)	$98,021	6.48%	$60,483	4.00%	$75,603	>	5.00%

Tier 1 Capital (to Risk Weighted Assets)	98,021	9.10	43,090	4.00	64,635		6.00

Total Risk Based Capital (to Risk Weighted Assets)	110,594	10.27	86,180	8.00	107,725		10.00

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

SFAS No. 133 as amended by SFAS No.’s 137 and 138, is effective for fiscal years beginning after June 15, 2000.  A company may also implement the statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter).   SFAS No. 133 cannot be applied retroactively.  Statement 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company’s election, before January 1, 1998).

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

In July 2001, the FASB issued SFAS No. 141, “Business Combinations”.  SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations and requires that the purchase method of accounting be used for all business combinations.  Goodwill and certain intangible assets will remain on the balance sheet and not be amortized.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary.  This statement is effective for business combinations initiated after July 1, 2001

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement.  In accordance with SFAS No. 142, goodwill associated with branch acquisitions will continue to be amortized after the effective date of this statement.  At September 30, 2001, goodwill associated with branch acquisitions totaled $3.8 million.  The Company is required to implement SFAS No. 142 on January 1, 2002 and management has not determined the impact, if any, that this statement will have on its consolidated financial position or results of operations.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations”.  This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets, and the associated asset retirement costs.  This statement is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not expect the adoption of SFAS No. 143 to have a significant impact on the financial position or results of operations of the Company.

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, which supersedes SFAS No. 121 and portions of APB Opinion No. 30.  This statement addresses the recognition of an impairment loss for long-lived assets to be held and used, or disposed of by sale or otherwise.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years.  Management does not expect the adoption of SFAS No. 144 to have a significant impact on the financial position or results of operations of the Company.

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

Net cash provided from operating activities totaled $16.5 million for the nine months ended September 30, 2001 compared to $6.7 million that was provided by operating activities for the same period in 2000.  The increase is primarily attributable to a decrease in accrued income receivable and an increase in other liabilities, partially offset by a increase in other assets, as compared to the prior period.

Net cash provided by investing activities totaled $10.8 million for the nine months ended September 30, 2001 compared to net cash used of $110.5 million for the comparable period in 2000. The decrease in net cash used by investing activities is primarily attributable to a decrease in loan originations, and an increase in maturities and principal payments on investment securities, partially offset by increased investment securities purchases.

Net cash provided by financing activities totaled $81.8 million for the nine months ended September 30, 2001, compared to net cash provided of $98.7 million for the comparable period in 2000.  The decrease is primarily attributable to reductions in deposit growth and borrowed funds, partially offset by cash provided by the issuance of trust preferred securities and stock options exercised.

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

(c) Form of Letter Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and each of John M. DiGaetano and Wayne C. Golon, dated as of December 16, 1999, amending Special Termination Agreements, incorporated by reference to Exhibit 10.10 (c) to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

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

*10.18-

Form of Benefit Enhancement Plan Agreement dated as of January 1, 2000 between First Essex Bancorp, Inc., FirstEssex Bank, FSB and each of William F. Burke, John M. DiGaetano, and Wayne C. Golon, incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

           *Management contract or compensatory plan.

           (b) Reports on Form 8-K

No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ESSEX BANCORP, INC.
(Registrant)

Date: November 6, 2001	By	/s/ Douglas E. Moisan
Douglas E. Moisan
Senior Vice President
and Principal Accounting Officer