Form 10-K
period 2001-12-31
FIRST ESSEX BANCORP INC
filed 2002-03-22
CIK 808246

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission file number 0-16143

FIRST ESSEX BANCORP, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	04-2943217
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer incorporation or organization Identification No.)

71 Main Street, Andover, MA	01810
(Address of principal executive offices)	(Zip Code)

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

Yes    ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing sale price on The NASDAQ Stock Market on March 1, 2002 was $193,794,331.

As of March 1, 2002, 7,597,910 shares of the registrant’s common stock, $.10 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected information from the Registrant’s Proxy Statement for the annual meeting to be held May 2, 2002, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001, is incorporated by reference into Part III of this report.

CAUTIONARY STATEMENT FOR PURPOSES OF THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

First Essex Bancorp, Inc. (“First Essex” or the “Company”) desires to take advantage of the “safe harbor” provisions of The Private Securities Litigation Reform Act of 1995.  This report contains certain “forward-looking statements” including statements concerning plans, objectives, future events or performance, assumptions and other statements which are other than statements of historical fact.  The Company wishes to caution readers that the following important factors, among others, may have affected, and could in the future affect, the Company’s actual results and could cause the Company’s actual results for subsequent periods to differ materially from those expressed in any forward-looking statement made by, or on behalf of, the Company herein: (i) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Company and the Bank must comply, the cost of compliance either currently or in the future as applicable; (ii) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as by the Financial Accounting Standards Board, or of changes in the Company’s organization, compensation and benefit plans;  (iii)  the effect on the Company’s competitive position within its market area, increasing consolidation within the banking industry, and increasing competition from larger regional and out-of-state banking organizations as well as nonbank providers of various financial services; (iv) the effect of unforeseen changes in interest rates; and  (v)  the effect of changes in the business cycle and downturns in the New England and national economy.  The Company disclaims any intent or obligation to update forward-looking statements whether in response to new information, further events or otherwise.

ii

iii

PART I

ITEM 1.  BUSINESS

GENERAL

First Essex Bancorp, Inc.

The Company is a Delaware corporation whose primary activity is to act as the parent holding company for wholly-owned First Essex Bank (the “Bank”), a state-chartered savings bank.  The Company is also the sole owner of two other subsidiaries, First Essex Capital Trust I and First Essex Capital Statutory Trust II, formed for the sole purpose of issuing trust preferred securities.

On December 30, 1996, Finest Financial Corp. (“Finest”), the parent holding company of Pelham Bank and Trust Company (“Pelham”), a New Hampshire chartered bank, was merged into the Company in a transaction that was accounted for as a purchase.  Pelham was simultaneously merged into the Bank.  The purchase price was composed of 1,353,998 shares of common stock issued at a price of  $11.50 per share and a total cash outlay of $16.3 million.  Included in the total acquisition cost was approximately $1.4 million of capitalized costs incurred in connection with the acquisition.  This transaction was accounted for as a purchase and, accordingly, the consolidated statement of operations includes the results of Finest’s operations since the acquisition.

First Essex Bank

The Bank was originally founded under a Massachusetts legislative charter issued in 1847.  On December 1, 1993, First Essex Savings Bank converted to a federal savings bank with a charter issued by the Office of Thrift Supervision (the “OTS”) under the name of First Essex Bank, FSB.  The purpose of the conversion was to enable the Bank to operate branches in two states, which, in 1993, was permitted only to federal savings banks.  On the same day First Essex Savings Bank of New Hampshire was merged into First Essex Bank, FSB.  As stated above, the Bank merged with Pelham on December 30, 1996.

In November 2000, the Bank filed applications with the appropriate federal and state regulatory agencies to convert its charter from a federal savings bank back to a Massachusetts state-chartered savings bank; Massachusetts-chartered banks are now permitted to operate branches in more than one state.  In February 2001, the Bank received all necessary approvals and completed the conversion on March 31, 2001.  The conversion to a state-chartered savings bank provides the Bank more flexibility to continue its emphasis on higher yielding commercial and consumer lending.

At December 31, 2001, the Bank had total assets of $1.6 billion.  The Bank is principally engaged in the business of attracting deposits from the general public and investing in residential mortgage, construction, commercial real estate, commercial and consumer loans.  The Bank also makes investments in various investment securities to provide a source of interest and dividend income.  The Bank currently maintains 20 full-service banking offices at various locations throughout its market area.  Deposits at First Essex Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”) and deposits in excess of FDIC limits are fully insured by the additional coverage provided by the Depositors Insurance Fund of Massachusetts.

MARKET AREA

First Essex’s market area is centered approximately 25 miles north of Boston at the intersection of two major highways: Interstate Route 93, the major north-south roadway connecting Boston with the northern Boston suburban communities and New Hampshire, and Interstate Route 495.  The Bank’s principal executive offices are located in Andover, Massachusetts, and its main banking office and two of its branches are located in Lawrence, Massachusetts.  Other branches are in the surrounding communities of Andover, North Andover, Haverhill, Lowell and Methuen, Massachusetts and Concord, Hillsboro, Londonderry, Manchester, Pelham, Salem and Windham, New Hampshire.

CURRENT MARKET CONDITIONS

The New England region, including those portions of northeastern Massachusetts and southern New Hampshire that constitute First Essex’s market area, continues to experience growth, albeit at a slower pace than in the recent past.

Loan demand to finance new and existing home sales has remained strong for the last seven years.  Refinancing activity, aided by low interest rates, remained strong during 2001 and should continue early in 2002.  Commercial loans to small and mid-size businesses in the area increased but the growth reflected the subdued economic conditions.  In the commercial real estate market, refinancing and repositioning opportunities for permanent financing replaced much of the construction lending opportunities.  Competition among lenders for all types of loans remains intense.

Automobile sales continued to show signs of weakness through the first half of 2001, however signs of improvement were evident in the last quarter.  The market for light aircraft displayed similar signs of weakness throughout much of 2001 but posted a strong turnaround in the fourth quarter.  The retrenchment that took place in the stock market during 2000 combined with the economic uncertainty and international tensions as a result of the events of September 11th, led to a decline in consumer confidence.

REGULATION

General

The Office of Thrift Supervision (“OTS”) is the primary regulator of the Company.    The Company must file reports with the OTS concerning activities and financial condition, in addition to obtaining regulatory approvals prior to entering into certain transactions such as mergers or acquisitions.  Periodic examinations are conducted by the OTS to test the Company’s and the Bank’s compliance with various regulatory requirements.  The Company, as a thrift holding company, is also required to file certain reports with, and otherwise comply with the rules and regulations of the OTS and the Securities and Exchange Commission (“SEC”) under the federal securities laws.

Upon the Bank’s March 2001 conversion to a state-chartered savings bank, the Massachusetts Commissioner of Banks  (the “Commissioner”) and the FDIC have become the Bank’s primary regulators.  The Bank elected, pursuant to Section 10(1) of the Home Owners’ Loan Act (“HOLA”), to be treated as a savings association for holding company regulatory purposes.  As a result, the OTS remains the primary regulator of the Company.

As a state-chartered savings bank, the Bank is subject to regulation and examination by the Commissioner and to various Massachusetts statutes and regulations, which govern, among other things, investment powers (including lending authority), deposit activities, borrowings, maintenance of surplus and reserve accounts, distribution of earnings, and payment of dividends.  The Commissioner’s approval is required to establish or close branches, merge with other banks, issue stock and undertake many other activities.  As a state-chartered savings bank, the Bank is also subject to regulation, examination and supervision of the FDIC.  The Bank’s deposits are insured up to applicable limits by the Bank Insurance Fund (“BIF”) of the FDIC, and all deposits in excess of the FDIC limits are insured in full by the additional coverage provided by the Depositors Insurance Fund (“DIF”).

The Bank is also a member of the Federal Home Loan Bank (“FHLB”) system, which provides a central credit facility primarily for member institutions.

Business Activities

The activities of state-charted savings banks are governed by state law and in certain respects, the Federal Deposit Insurance Act (the “FDI Act”).  The FDI Act was amended by the Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”).  FDICIA, among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties, mandates the establishment of a risk-based deposit insurance assessment system and requires the imposition of numerous additional safety and soundness operational standards and restrictions.  FDICIA contains provisions affecting numerous aspects of the operations of savings banks and empowers the FDIC, among other agencies, to promulgate regulations implementing its provision.

Qualified Thrift Lender Test

The Bank continues to be subject to the Qualified Thrift Lender Test by virtue of the Bank’s election, under Section 10(1) of the HOLA, to continue to be treated as a savings association for holding company regulatory purposes.

The HOLA requires savings institutions to meet a qualified thrift lender (“QTL”) test.  Under the QTL test, as modified by FDICIA, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct the association’s business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly basis in 9 out of every 12 months.

Limitations on Capital Distributions by the Bank

The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice.  Federal law also prohibits the payment of dividends by a bank that would result in the bank failing to meet its applicable capital requirements on a pro forma basis.  Massachusetts law also restricts a bank from declaring a dividend which would reduce its capital below (i) the amount required to be maintained by state and federal law and regulations or (ii) the amount of their liquidation account established in connection with the conversion from mutual to stock form.  In addition, Massachusetts law requires the Commissioner’s approval if the total of dividends declared by a bank in any calendar year exceeds net income for that year combined with the retained net income of the preceding two years.

The OTS has similar rules applicable to capital distributions of savings institutions, and such rules apply to state-chartered institutions, such as the Bank, that are subsidiaries of savings and loan holding companies.  A savings institution must file an application for OTS approval of a capital distribution if either (1) the total capital distributions for the applicable calendar year exceed the sum of the institution’s net income for that year to date plus the institution’s retained net income for the preceding two years, (2) the institution would not be at least adequately capitalized following the distribution, (3) the distribution would violate any applicable statute, regulation, agreement or OTS-imposed condition, or (4) the institution is not eligible for expedited treatment of its filings.  If an application is not required to be filed, savings institutions which are a subsidiary of a holding company, as well as certain other institutions, must still file a notice with the OTS at least 30 days before the board of directors declares a dividend or approves a capital distribution from the savings institution to its holding company parent.

Interstate Branching

The Interstate Banking and Branching Act, effective June 1, 1997, authorized banks to merge across state lines, thereby creating interstate branches.  Each state, prior to the effective date, was afforded the opportunity to “opt out” of this provision, thereby prohibiting interstate branching within that state.  Neither Massachusetts nor New Hampshire, the states in which the Company’s banking offices are located, has “opted out” of interstate branching.  In addition, under the Interstate Banking and Branching Act, a bank can open new branches in a state in which it does not already have banking operations if such state enacts a law permitting such de novo branching.  Neither Massachusetts nor New Hampshire has adopted legislation permitting de novo interstate branching, although Massachusetts (but not New Hampshire) permits the acquisition of existing branches by an out-of-state bank or bank holding company.

Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the FDIC.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s, and in turn, the Company’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of its assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to quantitative judgements by the regulators about the components of capital, risk weightings of assets, and other factors.

Quantitative measures are established by regulation regarding minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2001, the most recent notification received from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain the total risk-based, Tier I risk-based and Tier I adjusted asset ratios.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause stockholder’s equity to be reduced below applicable capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

The capital ratios discussed above, along with the Bank’s actual capital amounts and ratios are presented in a table within Note 16 to the Consolidated Financial Statements included in Item 8 — “Financial Statements and Supplementary Data” of this report.

Insurance of Deposit Accounts

As required by FDICIA, in 1993, the FDIC established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities, the likely amounts of any loss, and the revenue needs of the insurance fund.

Insurance of deposits may be terminated by the FDIC after notice and hearing, upon finding by the FDIC that the Bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, rule, regulation, order or condition imposed by, or written agreement with, the FDIC.  Additionally, if insurance termination proceedings are initiated against the Bank, the FDIC temporarily may suspend insurance on new deposits received under certain circumstances.  Management is not aware of any activity or condition, which could result in a termination of its deposit insurance.  Deposits are insured up to the applicable limits by the FDIC and deposits in excess of FDIC limits are fully insured by the additional coverage provided contractually by the Depositors Insurance Fund of Massachusetts.

Federal Reserve System

The Federal Reserve Board regulations require financial institutions to maintain noninterest earning reserves against their transactions accounts (primarily NOW and regular checking accounts).  Due to required reserves needing to be maintained in the form of either vault cash, a noninterest bearing account at a Federal Reserve Bank or a pass-through account as defined by the Federal Reserve Board, the effect of this reserve requirement is to reduce the Bank’s interest-earning assets.

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

LENDING ACTIVITIES

General

At December 31, 2001, the loan portfolio, before deducting the allowance for loan losses, totaled $1,053 million, which represented 66.1% of total assets and an increase of $82.8 million over the prior year.  See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Allowance for Loan Losses.”

Due to the Company’s continued emphasis on higher yielding commercial and consumer loans, these categories increased by $116.5 million in 2001, offset by a $33.8 million decrease in residential real estate loans.  First Essex originates residential first mortgage loans, commercial real estate loans, construction loans, consumer loans, commercial loans and aircraft loans.  See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition.”

The following table sets forth information concerning First Essex’s loan portfolio, including mortgage loans held for sale, at the dates indicated.  The balances shown in the table are net of unadvanced funds and unearned discounts and fees.  Required disclosure regarding maturity distribution is shown on pages 29 and 30.

	Years Ended December 31,
	2001		2000		1999		1998		1997
	(Dollars in thousands)
Real Estate:
Residential	$86,205	8.2%	$119,992	12.4%	$144,021	17.7%	$189,983	25.9%	$274,865	38.2%
Commercial	161,870	15.4	122,248	12.6	111,272	13.7	88,774	12.1	83,077	11.6
Construction	70,800	6.7	94,036	9.7	51,353	6.3	43,220	5.9	31,851	4.4
Total real estate loans	318,875	30.3	336,276	34.7	306,646	37.7	321,977	43.9	389,793	54.2

Owner occupied commercial real estate	74,825	7.1	68,673	7.1	63,367	7.8	62,800	8.6	52,335	7.3

Commercial loans	120,101	11.4	117,020	12.0	98,701	12.1	89,690	12.2	67,018	9.3

Aircraft loans	196,496	18.7	159,730	16.5	107,007	13.2	59,657	8.1	41,220	5.8

Consumer loans:
Home Equity, Home Improvement & Second Mortgage	48,475	4.6	53,840	5.5	51,622	6.4	59,003	8.0	59,897	8.3
Automobile	290,829	27.6	230,696	23.8	180,075	22.2	134,613	18.4	103,551	14.4
Other	3,504	0.3	4,118	0.4	4,867	0.6	6,143	0.8	4,901	0.7
Total consumer loans	342,808	32.5	288,654	29.7	236,564	29.2	199,759	27.2	168,349	23.4

	$1,053,105	100.0%	$970,353	100.0%	$812,285	100.0%	$733,883	100.0%	$718,715	100.0%

Residential Mortgage Loans

The Bank originates residential first mortgage loans in its market area.  At December 31, 2001, the residential mortgage loan portfolio was $86.2 million, representing 8.2% of the loan portfolio.  The Bank’s residential first mortgage loan products consists of six-month, one-year, three-year, five-year and seven-year adjustable-rate mortgages and fixed-rate mortgages, having terms of 15 to 30 years.  Most of the residential mortgage loans originated by the bank are sold in the secondary market.  See Item 7a — “Quantitative and Qualitative Disclosures about Market Risk  — Asset/Liability Management.”

Commercial Real Estate Loans

The Bank also holds loans secured by commercial real estate, such as manufacturing, retail, apartment and office buildings.  At December 31, 2001, the commercial real estate loan portfolio had an outstanding balance of $161.9 million, representing 15.4% of the Bank’s loan portfolio.

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

Construction Loans

Construction loans are primarily made to developers and builders for the construction of commercial and single-family properties.  Construction loans have generally been made with maturities of one year or less and a price based on a published prime rate, subject to renewal or extension by the Bank.  Additionally, loans are made to qualified individuals for construction of single-family owner-occupied homes that convert to permanent mortgages upon completion of construction.  At December 31, 2001, the Bank’s construction loan portfolio had an outstanding balance of $70.8 million, representing 6.7% of the loan portfolio.

Owner-Occupied Commercial Real Estate Loans

Owner-occupied commercial real estate loans are extensions of credit to commercial borrowers for the construction or purchase of business space, primarily for the borrower’s own use, or loans to commercial borrowers for operating purposes in which the Bank has taken real estate occupied by the borrower as collateral.  In these instances, the cash flow of the borrower’s business is the primary source of repayment.  At December 31, 2001, this portfolio had total outstandings of $74.8 million representing 7.1% of the Bank’s loan portfolio.

Commercial Loans

At December 31, 2001, the portfolio of commercial loans totaled $120.1 million, representing 11.4% of the loan portfolio.  The Bank offers secured and unsecured demand loans, time loans, term loans, lines of credit and working capital loans, which are short term or have adjustable rates.  Commercial loans are originated by the Bank’s commercial lending officers, who are supported by a credit, processing and documentation staff.

Aircraft Loans

The Bank has an expanding market in aircraft lending, which totaled $196.5 million or 18.7% of the loan portfolio at December 31, 2001.  The Bank offers fixed and variable rate loans to commercial and consumer customers.  Terms typically range from 12 to 20 years with a maximum loan amount of $2 million.

Consumer Loans

Consumer loans totaled $342.8 million or 32.5% of the loan portfolio at December 31, 2001.  This portfolio consists of automobile loans, fully or partially secured personal loans, second mortgage loans, home equity loans and unsecured personal loans.  Automobile loans include dealer indirect loans totaling $287.3 million as well as loans originating directly in retail branches.  The Bank offers variable rate home equity lines of credit called “First Line Equity Credit”.  This product consists of a line of credit, secured by a second mortgage on residential property, with a monthly adjustable interest rate at a margin above a published prime rate.

Risks Associated with Commercial Real Estate, Commercial, Owner-Occupied Commercial Real Estate and

Construction Loans

Commercial real estate and commercial lending involve significant additional risks compared with one-to-four family residential mortgage lending, and, therefore, typically account for a disproportionate share of delinquent loans and real estate owned through foreclosure.  Such lending generally involves larger loan balances to single borrowers or groups of related borrowers than does residential lending, and repayment of the loan depends in part on the underlying business and financial condition of the borrower and is more susceptible to adverse future developments.  If the cash flow from income-producing property is reduced (for example, because leases are not obtained or renewed), the borrower’s ability to repay the loan may be materially impaired.  These risks can be significantly affected by considerations of supply and demand in the market for office, manufacturing and retail space and by general economic conditions.  As a result, commercial real estate and commercial loans are likely to be subject, to a greater extent than residential property loans, to adverse conditions in the economy generally.

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

Residential Loan Servicing and Sales of Loans

The Bank generally writes residential mortgage loans to meet the requirements for sale in the secondary market.  From time to time, the Bank sells residential mortgage loans and residential loan servicing.  Such loan sales represent a potential source of liquidity to meet lending demands and deposit flows.  See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Asset/Liability Management.”

At December 31, 2001, the Bank’s residential loan servicing portfolio totaled $2.1 million.

NONPERFORMING ASSETS

General

Nonperforming assets consist of nonaccruing loans (including impaired and restructured loans) and foreclosed property. For further information regarding the impairment of loans see “Provision for Loan Losses” included in Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Nonaccruing Loans

It is the general practice of the Bank to discontinue accrual of interest on loans for which payment of interest or principal is 90 days or more past due and such other loans where collection of interest and principal is doubtful.  All previously accrued but uncollected interest is reversed against current period income when a loan is placed on nonaccrual status.  At December 31, 2001, the Bank’s nonaccruing loans totaled $4.2 million, representing an increase of $1.6 million or 59.4% from $2.6 million at December 31, 2000.  This increase is due primarily to the addition of a single commercial credit in the non-accrual loan category.  For further information regarding the Bank’s nonaccruing loans, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Non-Performing Assets.”

Restructured Loans

These are loans on which concessions have been made in light of the debtor’s financial difficulty with the objective of maximizing recovery.  At December 31, 2001 and December 31, 2000, the Bank had no restructured loans.  Restructured loans are nonperforming assets and would be included in the totals for nonaccrual loans.  For further information regarding restructured loans, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Nonperforming Assets.”

Foreclosed Property

Foreclosed property at December 31, 2001 totaled $417,000 compared to $3,000 at December 31, 2000. Foreclosed property consists of real or tangible property that collateralized a loan prior to foreclosure or repossession. These assets are carried at the lower of cost or the estimated net realizable values.  Any decreases in value prior to sale are charged to operations.

For further information regarding the Bank’s foreclosed property, see Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Nonperforming Assets.”

INVESTMENT ACTIVITIES

The Company maintains an investment portfolio to provide a source of interest and dividend income and potential source of liquidity to meet lending demands and deposit flows.  At December 31, 2001, the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, stock in the Federal Home Loan Bank of Boston and stock of the Savings Bank Life Insurance Company of Massachusetts, totaled $427.0 million, or 26.8% of total assets.

Interest and dividend income on the investment portfolio generated 24.3% of total interest and dividend income for the year ended December 31, 2001.  See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Investments” for further information regarding the investment portfolio.

The Bank’s investment strategy seeks to provide liquidity and realize current income while preserving principal.  The Bank will generally invest only in government or corporate bonds or securities issued in the United States and will only purchase bonds which are rated A or higher at the time of purchase.

DEPOSITS

The Bank offers a range of deposit accounts including regular and passbook savings, NOW, money market and demand deposit accounts.  The Bank offers a number of relationship products that allow customers to combine balances in checking and savings accounts in order to avoid service and maintenance fees, and obtain free banking services.  These relationship products also include discounts on installment loans and bonus rates on certificates of deposit.  The Bank also offers term deposit certificates ranging from 32 days to seven years.  Interest rates on these certificates vary according to the term selected.  From time to time, the Bank promotes various types of accounts with the intention of changing the maturity schedule of its liabilities.  See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Deposits.”

The Bank offers its retail banking customers a wide range of deposit services and the convenience of drive-up ATMs. The Bank is a member of the NYCE™, EXCHANGE™, TX™, and CIRRUS™ networks.  These networks allow the Bank’s depositors access to their accounts through ATMs at the Bank, other banks and locations nationwide and worldwide.

COMPETITION

The Bank faces competition both in originating loans and in attracting deposits.  Competition in originating loans comes from a variety of sources, including, but not limited to, other financial institutions, mortgage companies, insurance companies and consumer and commercial finance companies.  The Bank competes for loans principally on the basis of interest rates and loan fees, the types and terms of loans originated and the quality of service provided to borrowers.  In attracting deposits, the primary competitors are other financial institutions and mutual funds.  The ability to attract and retain deposits depends on the ability to provide investment opportunities that satisfy the requirements of investors with respect to rate of return, liquidity, risk, service, convenience and other factors.

The Bank competes for deposits on the basis of interest rates and by offering convenient branch locations, extended business hours and an automated teller network.

EMPLOYEES

At December 31, 2001, the Bank had 319 full time equivalent employees.  None of the employees of the Bank are represented by a collective bargaining group and management considers its relationship with its employees to be good.

ITEM 2.  PROPERTIES

The following table sets forth certain information relating to properties owned or used in banking activities at December 31, 2001:

Location	Owned or Leased	Lease Expiration Date	Renewal Option(s) Through	Total Office Space in Location
Corporate Headquarters (1):
71 Main Street Andover, MA	Leased	January 31, 2005	January 31, 2015	14,721

Main Banking Office (2):
296 Essex Street Lawrence, MA	Owned	N/A	N/A	44,757

Operations Center
900 Chelmsford Street Lowell, MA	Leased	May 12, 2005	May 12, 2010	31,478

Consumer Lending Office:
211 North Main Street Andover, MA	Leased	May 31, 2003	April 30, 2007	2,060

Branch Offices:
460 South Union Street Lawrence, MA	Leased	February 28, 2009	February 28, 2029	4,000

555 Broadway Lawrence, MA	Owned	N/A	N/A	4,190

750 Main Street Haverhill, MA	Owned	N/A	N/A	4,352

555 Chickering Road North Andover, MA	Leased	March 31, 2002	March 31, 2012	4,549

211 North Main Street Andover, MA	Leased	April 30, 2002	April 30, 2007	4,710

125 Merrimack Street Methuen, MA	Owned	N/A	N/A	4,315

Location	Owned or Leased	Lease Expiration Date	Renewal Option Through	Total Office Space in Square Feet
Branch Offices (Continued):
15 Burnham Road Methuen, MA	Leased	June 30, 2005	June 30, 2015	3,838

539 South Broadway (3)(4) Salem, NH	Leased	October 20, 2002	October 19, 2012	5,576

1 Wall Street (5) Windham, NH	Owned	N/A	N/A	8,820

100 Bridge Street Pelham, NH	Leased	June 30, 2003	June 30, 2008	6,899

24 Orchard View Drive Londonderry, NH	Leased	November 30, 2003	November 30, 2008	3,130

900 Chelmsford Street Lowell, MA	Leased	October 31, 2007	October 31, 2012	1,400

20 North Broadway (6) Salem, NH	Owned	N/A	N/A	7,476

73 West Street Concord, NH	Owned	N/A	N/A	4,558

161 North State Street (7) Concord, NH	Owned	N/A	N/A	22,274

53 West Main Street Hillsborough, NH	Owned	N/A	N/A	4,950

1 Wall Street (8) Manchester, NH	Leased	June 30, 2006	June 30, 2011	8,135

749 Rogers Street (3) Lowell, MA	Leased	November 25, 2021	November 25, 2041	2,993

(1)     This site also serves as a branch location.

(2)     Includes two contiguous buildings at 284 Essex Street and 286-288 Essex Street which were acquired in 1972 and 1980, respectively, as well as an adjacent parking lot at 7 Lawrence Street which was acquired in 1981.

(3)     Building is owned and the land is leased.

(4)     Second floor of building is subleased to a third party for a three year term, commencing on November 1, 2000 and terminating on October 31, 2003.  There is an option to renew for two additional 3 year terms.

(5)     Second floor of building is subleased to a third party for a five year term, commencing June 1, 2001 and terminating on May 31, 2006.  There is an option to renew for one additional 5 year term.

(6)     4,000 sf of an adjacent parking lot is leased for a twenty year term, commencing September 1, 1996 and terminating on August 31, 2016.

(7)     Rear of building is subleased to a third party for a two year term, commencing January 1, 2000 and terminating on December 31, 2002.

(8)     Lease includes 8,750 sf adjacent lot used for drive up lanes.

Management believes that the Company’s existing facilities are adequate for the conduct of its business.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incident to its business, none of which are believed by management to be material to the financial condition or operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2001.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S EQUITY AND RELATED STOCKHOLDERS MATTERS

First Essex Bancorp, Inc. common stock is traded over-the-counter on the Nasdaq National Market System under the symbol FESX.

At December 31, 2001, there were 7,533,744 shares outstanding and approximately 1,100 shareholders of record.  This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

The price information regarding the Company’s common stock in the following table is based on high and low closing sale prices.

	Prices Per Share		Dividend Declared Per
	High	Low	Share
2001
First Quarter	$22.000	$19.000	$0.20
Second Quarter	24.720	19.875	0.20
Third Quarter	29.550	23.200	0.20
Fourth Quarter	29.050	24.200	0.22

2000
First Quarter	$15.630	$12.750	$0.18
Second Quarter	16.750	14.380	0.18
Third Quarter	21.750	14.630	0.18
Fourth Quarter	20.310	16.880	0.20

The only funds available to the Company for the payment of dividends are cash and cash equivalents held at the holding company level, dividends from the Bank and borrowings.  In addition, bank regulatory authorities generally restrict the amounts available for the payment of dividends by the Bank to the Company to the net profit of the Bank for that year, see Item 1 — “Business — Regulation — Limitation on Capital Distributions”.  The Federal Reserve Act also restricts the Bank in lending or advancing funds to the Company unless such loans are collateralized by specific obligations, and limits collateralized loans to 10% of the Bank’s capital stock and surplus.

The Bank is prohibited from paying cash dividends, to the extent that any such payment would reduce its capital below required regulatory capital levels or would impair the liquidation account established in connection with its conversion from mutual to stock form.  See Item 1.  “Business — Regulation — Limitation on Capital Distributions” and Note 16 to the consolidated financial statements included in response to Item 8 — “Financial Statements and Supplementary Data” of this report for further discussion.

The payment of dividends by the Bank could carry significant adverse tax consequences.  To the extent that distributions by the Bank to the holding company exceed the Bank’s current and accumulated earnings and profits (as computed for federal income tax purposes for taxable years beginning after December 31, 1951), those distributions would be treated for tax purposes as first being made out of the Bank’s bad debt reserve.  In that case, the Bank would have federal taxable income equal to approximately one and one-half times the amount of the actual shareholder distribution that is treated as made out of the Bank’s bad debt reserves.

ITEM 6.  SELECTED FINANCIAL DATA

	At December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands)
Balance Sheet Data:
Total Assets	$1,592,319	$1,520,967	$1,377,318	$1,248,014	$1,197,459
Loans receivable, net (1)	1,040,347	957,637	800,946	722,622	708,145
Investments securities (2)	414,516	453,313	455,220	367,019	416,021
Foreclosed property	417	3	447	575	891
Deposits	1,217,163	1,127,523	1,002,761	934,695	744,322
Borrowed funds	206,275	267,409	268,962	201,499	343,557
Stockholders' equity	125,194	105,732	91,578	97,082	91,065

	YearsEnded December 31,
	2001	2000	1999	1998	1997
	(Dollars in thousands, except per share data)
Operating Data:
Interest and dividend income	$115,648	$111,609	$96,742	$93,460	$90,078
Interest expense	57,065	59,964	50,183	52,512	52,377

Net interest income	58,583	51,645	46,599	40,948	37,701
Provision for loan losses	5,100	3,710	2,400	1,440	2,040
Net gain (loss) on sales of securities	-	(18)	54	1,344	439
Net gain on sales of mortgage loans and mortgage servicing rights	1,383	1,328	1,208	1,338	1,628
Other Income	7,489	6,502	4,833	4,183	3,021
Noninterest expenses	33,793	31,746	30,071	28,178	24,364
Minority Interest	1,590	868	-	-	-
Provision for income taxes	10,122	8,665	7,491	7,130	6,672
Net income	$16,850	$14,468	$12,692	$11,065	$9,713

Per Share Data:
Earnings per share - basic	$2.27	$1.95	$1.67	$1.46	$1.30
Earnings per share - diluted	2.18	1.90	1.63	1.41	1.25
Dividends declared	0.82	0.74	0.66	0.58	0.50
Book value at end of period	16.62	14.42	12.06	12.75	12.08

Selected Financial Period
Return on average assets	1.07%	1.00%	0.96%	0.90%	0.80%
Return on average equity	14.35	15.36	13.16	11.73	10.54
Average equity as a percentage of average assets	7.46	6.54	7.29	7.63	7.32
Weighted average interest rate spread	3.31	3.26	3.24	2.84	2.77
Net yield on average earning assets	3.89	3.77	3.71	3.44	3.31

(1)    Includes loans for sale.

(2)    Investment securities include U.S. government and agency obligations, mortgage-based securities, other bonds and obligations, stock in the Federal Home Loan Bank of Boston and stock in the Savings Bank Life Insurance Company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

The results of operations of the Company consist primarily of the results of operations of the Bank, which is the Company’s principal subsidiary.  Net income for the year ended December 31, 2001 totaled $16.9 million (or $2.18 per diluted share) compared to $14.5 million (or $1.90 per diluted share) for the same period in 2000, an increase of 16.5% or $2.4 million.  The improvement was primarily due to increases in net interest income and noninterest income, partially offset by higher provisions for loan losses and increases in noninterest expenses.

Analysis of Average Yields Earned and Rates Paid

The following table presents an analysis of average yields earned and rates paid for the years indicated:

	Years Ended December 31,
	2001			2000				1999
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Earning assets:
Short-term investments	$45,508	$1,250	2.75%	$14,957	$722	4.83%	$17,043	$807	4.74%
Investments securities	424,000	26,887	6.34	435,686	29,053	6.67	455,589	28,607	6.28
Other earning assets	17,654	1,063	6.02	17,542	1,058	6.03	17,436	1,051	6.03
Total loans (1)	1,019,248	86,448	8.48	900,442	80,776	8.97	764,400	66,277	8.67
Total earning asset	1,506,410	115,648	7.68	1,368,627	111,609	8.15	1,254,468	96,742	7.71
Allowance for loan losses	(13,152)			(11,697)			(11,293)

Total earning assets less allowance for loan losses	1,493,258			1,356,927			1,243,175
Other assets	81,652			84,088			80,041
Total assets	$1,574,910			$1,441,015			$1,323,216

Liabilities and Stockholder' Equity
NOW accounts	$70,402	$805	1.14%	$58,224	$626	1.08%	$51,910	$450	0.87%
Money market accounts	83,052	2,133	2.57	89,392	2,929	3.28	94,593	2,990	3.16
Savings accounts	318,175	9,090	2.86	271,146	9,916	3.66	240,141	7,854	3.27
Time Deposits	590,363	32,333	5.48	543,583	30,389	5.59	473,237	24,433	5.16
Total interest bearing deposits	1,061,992	44,361	4.18	962,345	43,860	4.56	859,881	35,727	4.15
Borrowed Funds	244,027	12,704	5.21	263,338	16,104	6.12	263,224	14,456	5.49
Total interest bearing deposits and borrowed funds	1,306,019	57,065	4.37	1,225,683	59,964	4.89	1,123,105	50,183	4.47
Demand deposits	121,543			106,210			93,679
Other liabilities	14,095			7,408			9,971
Total Liabilities	1,441,657			1,339,301			1,226,755
Trust Preferred Securities	15,840			7,513			-
Stockholders' equity	117,413			94,201			96,461
Total Liabilities and stockholders' equity	$1,574,910			$1,441,015			$1,323,216

Net interest income		$58,583			$51,645			$46,559

Weighted average rate spread			3.31%			3.26%			3.24%
Net yield on earning assets (2)			3.89%			3.77%			3.71%

(1) Loans on a non-accrued status and loans held for sale are included in the average balance.

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

	Years ended December 31,
	2001 Compared to 2000 Increase (Decrease) Due to			2000 Compared to 1999 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest and dividend income:
Loans before the allowance for loan losses	$10,247	$(4,575)	$5,672	$12,137	$2,362	$14,499
Investment securities	(766)	(1,400)	(2,166)	(1,282)	1,728	446
Other earning assets	7	(2)	5	6	1	7
Federal funds sold and short term investments	950	(422)	528	(100)	15	(85)

Total interest and dividend income	$10,438	$(6,399)	$4,039	$10,761	$4,106	$14,867

Interest expense:
Savings deposits	1,567	(3,010)	(1,443)	981	1,196	2,177
Time deposits	2,572	(628)	1,944	3,825	2,131	5,956
Borrowed funds	(1,123)	(2,277)	(3,400)	6	1,642	1,648

Total interest expense	3,016	(5,915)	(2,899)	4,812	4,969	9,781

Net interest and dividend income	$7,422	$(484)	$6,938	$5,949	$(863)	$5,086

Net Interest Income

Net interest income increased by $6.9 million to $58.6 million for the year ended December 31, 2001, representing a 13.4% increase from $51.6 million in 2000.  The increase in net interest income was due primarily to an increase in outstanding loans, combined with an increase in the net yield on average earning assets.

Net interest income increased by $5.1 million to $51.6 million for the year ended December 31, 2000, representing a 10.9% increase from $46.6 million in 1999.  The increase in net interest income was due primarily to a volume increase in outstanding loans, combined with an increase in the net yield on average earning assets.

Interest and Dividend Income

Interest and dividend income increased by $4.0 million (3.6%) to $115.6 million for the year ended December 31, 2001 from $111.6 million for the year ended December 31, 2000.  This increase was primarily due to a $137.8 million or 10.1% increase in average earning assets from $1,368.6 million in 2000 to $1,506.4 million in 2001.  Offsetting this increase was a decrease in the average yield on earning assets to 7.68% for the year ended December 31, 2001 as compared to 8.15% for the comparable period of 2000.

Interest and dividend income increased by $14.9 million (15.4%) to $111.6 million for the year ended December 31, 2000 from $96.7 million for the year ended December 31, 1999.  This increase was due to a $114.2 million or 9.1% increase in average earning assets from $1,254.5 million in 1999 to $1,368.6 million in 2000 as well as an increase in the average yield on earning assets, which was 8.15% for the year ended December 31, 2000 as compared to 7.71% for the comparable period of 1999.

Interest Expense

Interest expense decreased $2.9 million or 4.8% to $57.1 million for the year ended December 31, 2001 from $60.0 million in 2000.  This decrease is attributable to a decrease of 52 basis points in the average cost of funds from 4.89% in 2000 to 4.37% in 2001, offset by an increase in average interest bearing liabilities of $80.3 million during 2001.

Interest expense increased $9.8 million or 19.5% to $60.0 million for the year ended December 31, 2000 from $50.2 million in 1999.  The increase is primarily attributable to an increase of $102.5 million in the average balance of deposits combined with an increase of 42 basis points in the average cost of funds from 4.47% in 1999 to 4.89% in 2000.

Provision for Loan Losses

Losses on loans are provided for under the accrual method of accounting.  The determination of the adequacy of the allowance for loan losses is based upon management’s assessment of risk elements in the portfolio, factors affecting loan quality and assumptions about the economic environment in which the Company operates.  The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant individual problem credits.  In addition, management reviews overall portfolio quality through an analysis of current levels and trends in charge-off, delinquency and nonaccruing loan data, collateral values, economic conditions and their effect on borrowers, and the overall-banking environment.  See “Financial Condition — Allowance for Loan Losses”.  Ultimate losses may vary significantly from the  current estimates.  Losses on loans, including impaired loans, are charged against the allowance when management believes the collectability of principal is doubtful.

Provisions for loan losses totaled $5.1 million, $3.7 million, and $2.4 million for the years ended December 31, 2001, 2000 and 1999 respectively.  The increase in the provision for loan losses for 2001 compared to 2000 was primarily due to $1.0 million of charge-offs on two unrelated commercial credits, and to provide for the growth in the loan portfolio.  Provisions result from management’s continuing internal review of the loan portfolio as well as its judgment as to the adequacy of the reserves in light of the condition of the regional real estate market and the economy generally.  As a result of increased loans, there is an expectation that the Bank will continue to find it necessary to make provisions for loan losses in the future.  See “Financial Condition — Non-Performing Assets”.

The Bank’s total allowance for loan losses was $12.8 million or 304.3% of non-accruing loans at December 31, 2001 compared to $12.7 million or 483.5% at December 31, 2000 and $11.3 million or 331.1% at December 31, 1999.

Noninterest Income

Noninterest income consists of net gains from sales of securities, net gains from sales of loans and loan servicing rights, fee and other noninterest income.

Noninterest income increased $1.1 million (13.6%) to $8.9 million for the year ended December 31, 2001 compared to $7.8 million in 2000.  The increase is primarily attributable to an increase in fee income associated with loans and deposits.

Noninterest income increased $1.7 million (28.2%) to $7.8 million for the year ended December 31, 2000 compared to $6.1 million in 1999.  The primary reasons for the increase are increases in fee income and to a lesser extent income from bank owned life insurance policies purchased during the third quarter of 1999.

Noninterest Expenses

Noninterest expenses increased by $2.0 million (6.4%) to $33.8 million for the year ended December 31, 2001 compared to $31.7 million in 2000.  The majority of this increase is attributable to higher salary and benefit costs.

Salaries and employee benefits increased by $1.5 million (9.7%) to $16.9 million for the year ended December 31, 2001 from $15.4 million in 2000.  Salaries increased $1.3 million or 8.9% while benefits and other personnel costs increased $245 thousand or 18.5% as compared to 2000.  At December 31, 2001 the Bank had 319 full-time equivalent employees as compared to 311 at December 31, 2000.  The increase in benefit costs are primarily due to higher pension costs and medical insurance premiums.

All other operating expenses increased $552,000 (3.4%) to $16.9 million for the year ended December 31, 2001 as compared to $16.3 million in 2000.

Minority interest expense increased $722,000 or 83.2% to $1.6 million in 2001 as compared to $868,000 in 2000 attributable to the issuance of $15 million in additional trust preferred securities during the third quarter of 2001.

Noninterest expenses increased by $1.7 million (5.6%) to $31.7 million for the year ended December 31, 2000 compared to $30.1 million in 1999.  The majority of this increase is attributable to higher salary and benefit costs.

Salaries and employee benefits increased by $1.4 million (9.9%) to $15.4 million for the year ended December 31, 2000 from $14.1 million in 1999 and $13.0 million in 1998.  The increases were primarily attributable to higher salary and benefit costs, including $600 thousand related to a change in the estimate of certain pension benefits in the fourth quarter of 2000.

Income Taxes

The provision for income taxes amounted to $10.1 million in 2001 compared to provisions of $8.7 million and $7.5 million recorded in 2000 and 1999, respectively.  The effective tax rate in 2001 is comparable to the effective tax rates for 2000 and 1999.  The effective rate differs from the statutory rate primarily as a result of the amortization of goodwill and state taxes.

FINANCIAL CONDITION

Total assets increased by $71.4 million or 4.7% to $1.6 billion at December 31, 2001 compared to $1.5 billion at  December 31, 2000.

Loans

At December 31, 2001, the loan portfolio, excluding the allowance for loan losses, and including mortgage loans held-for-sale, was $1,053 million, representing 66.1% of total assets.  This is an increase of $82.8 million or 8.5% when compared to $970.4 million or 63.8% of total assets at December 31, 2000.  See Item 1 — “Business — Lending Activities — General” for a table setting forth the composition of the loan portfolio of the Bank at the end of each of the past five years.

Nonperforming Assets

Nonperforming assets consist of nonaccruing and restructured loans (including impaired loans), and foreclosed property. Nonperforming assets totaled $4.6 million at December 31, 2001, compared to $2.6 million at December 31, 2000 and $3.9 million at December 31, 1999.

The Bank’s general practice is to discontinue the accrual of interest on loans (including impaired loans) for which payment of interest or principal is ninety days or more past due or for such other loans as considered necessary by management if collection of interest and principal is doubtful.  When a loan is placed on nonaccrual status, all previously accrued but uncollected interest is reversed against current period interest income.

There were no restructured loans at December 31, 2001 and 2000 compared to a recorded investment in restructured loans of  $303,000 for the year ended December 31, 1999.

The amount of interest that would have been earned had the nonaccrual and restructured loans performed in accordance with original terms and conditions was $458,000, $103,000 and $164,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

Foreclosed property at December 31, 2001 totaled $417,000 compared to $3,000 at December 31, 2000, and primarily consisted of repossessed automobiles.

At December 31, 2001, the recorded investment in loans that are considered to be impaired totaled $948,000 with a related allowance for loan losses of $181,000.   The average recorded investment in impaired loans during 2001 was approximately $225,000.

The following table shows the composition of nonperforming assets for the five years ended December 31, 2001:

	2001	2000	1999	1998	1997
	(Dollars in thousands)
Nonaccruing loans:
Real estate	$220	$649	$1,422	$3,260	$3,159
Other	3,972	1,981	1,700	1,792	1,480
Restructured loans	–	–	303	447	905
Total nonaccruing loans	4,192	2,630	3,425	5,499	5,544

Foreclosed property	417	3	447	575	891
Total nonperforming assets	$4,609	$2,633	$3,872	$6,074	$6,435

Percentage of nonperforming to total assets	0.29%	0.17%	0.28%	0.49%	0.54%
Percentage of allowance for loan losses to nonaccruing loans	304.3%	483.5%	331.1%	204.8%	190.7%

The following table summarizes the activity of foreclosed property during the year ended December 31, 2001:

	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Other Repossessed Assets	Total
	(Dollars in Thousands)
Balance at beginning of year	$–	$–	$–	$3	$3

Transfer from loans	–	–	–	4,260	4,260
Write-downs	–	–	–	(20)	(20)
Sales	–	–	–	(3,826)	(3,826)

Balance at end of year	$–	$–	$–	$417	$417

Allowance for Loan Losses

The allowance for loan losses is maintained at a level determined by management to be adequate to provide for probable losses inherent in the loan portfolio.  The allowance for loan losses is maintained through the provision for loan losses, which is a charge to operations.  The potential for loss in the portfolio reflects the risks and uncertainties inherent in the extension of credit.

The determination of the adequacy of the allowance for loan losses is based upon management’s assessment of risk elements in the portfolio, factors affecting loan quality and assumptions about the economic environment in which the Company operates.  The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant individual problem credits.  In addition, management reviews overall portfolio quality through an analysis of current levels and trends in charge-off, delinquency and nonaccruing loan data, collateral values, economic conditions and their effect on borrowers, and the overall-banking environment.  These reviews are of necessity dependent upon estimates, appraisals and judgements, which may change quickly because of changing economic conditions and the Company’s perception as to how these factors may affect the financial condition of debtors.

The methodology for assessing the appropriateness of the allowance consists of a review of the following key elements:

•       a formula allowance for the various loan portfolio classifications,

•       a valuation allowance for loans identified as impaired, and

•       a nonspecific allowance.

The formula allowance is a percentage-based reflection of historical loss experience and assigns required allowance allocations by loan classification based on an estimated percentage of all outstanding loan balances.  The formula allowance employs a risk-rating model that grades loans based on general characteristics of credit quality and relative risk.  As credit quality becomes more suspect, so-called “watch list” loans, the risk rating and allocation percentage increase.  The sum of these allocations comprise the Company’s “formula” or “general” allowance.

The Company also has “valuation” allowances for impaired loans.  Loans are evaluated for impairment by measuring the net present value of the expected future cash flows using the loan’s original effective interest rate, or looking at the fair value of the collateral if the loan is collateral dependent.  When the difference between the net present value of a loan (of fair value of the collateral if the loan is collateral dependent) is lower than the recorded investment of the loan, the difference is reflected with a resulting “valuation” allowance.

In addition to the formula and valuation components, there is a nonspecific allowance component that takes into consideration the imprecise nature of the loan loss estimation process and various other factors as discussed below.  Based on the Company’s credit policy, this component consists of an amount that is approximately 20% to 30% of the total of the formula and valuation allowances in recognition of the inherent subjectivity and imprecise nature of the loan loss estimation process.  This component’s adequacy is also based upon management’s evaluation of various factors, the effects of which are not directly measured in determining the formula and valuation allowances.  The evaluation of the inherent loss resulting from these factors involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.  The factors evaluated in connection with the nonspecific allowance include the following:

•                  then-existing general economic and business conditions affecting the Company’s key lending areas,

•                  credit quality trends, including trends in nonperforming loans expected to result from existing conditions,

•                  collateral values,

•                  loan volumes and concentrations,

•                  seasoning of the loan portfolio,

•                  specific industry conditions within portfolio segments,

•                  recent loss experience in particular segments of the portfolio,

•                  duration of the current business cycle,

•                  bank regulatory examination results, and

•                  findings of our internal credit examiners.

When an evaluation of these conditions signifies a change in the level of risk, the Company adjusts the formula allowance.  Periodic credit reviews enable further adjustment to the allowance through the risk rating of loans and identification of loans requiring a valuation allowance.  In addition, the formula model is designed to be self-correcting by taking into account recent loss experience.

The annual provision for loan losses is set based on the aforementioned factors.  The allowance to loans ratio of 1.21% at December 31, 2001 was below the Company’s peer group’s average allowance ratio of 1.30% (1).  Although the Company realized total loan growth of $82.8 million or 8.5% during 2001, there were no significant changes in loan concentrations, loan quality or loan terms during the period.  Estimation methods and assumptions affecting the allowance for loan losses remained unchanged from those used in prior periods.  There was no significant reallocation of the allowance for loan losses among the various segments of the portfolio.

The following table summarizes the activity in the allowance for loan losses for the five years ended December 31, 2001:

	2001	2000	1999	1998	1997
	(Dollars in thousands)
Balance at beginning of year	$12,716	$11,339	$11,261	$10,570	$10,538
Acquired allowance - branch acquisition	–	–	–	765	–
Provision for loan losses	5,100	3,710	2,400	1,440	2,040

Charge-offs:
Mortgage	–	(16)	(396)	(709)	(1,212)
Construction	–	(24)	(10)	–	–
Owner-occupied commercial real estate	(8)	(3)	–	–	–
Commercial	(1,486)	(113)	(607)	(726)	(2)
Consumer	(4,029)	(2,663)	(2,221)	(2,111)	(1,612)
Total charge-offs	(5,523)	(2,819)	(3,234)	(3,546)	(2,826)

Recoveries:
Mortgage	33	118	604	1,288	575
Construction	–	17	4	12	14
Owner-occupied commercial real estate	52	20	–	–	–
Commercial	55	61	84	578	85
Consumer	325	270	220	154	144
Total recoveries	465	486	912	2,032	818

Net charge-offs	(5,058)	(2,333)	(2,322)	(1,514)	(2,008)

Balance at end of year	$12,758	$12,716	$11,339	$11,261	$10,570

Total loans at end of year *	$1,053,105	$970,353	$812,285	$733,883	$718,715
Average loans for the year *	1,019,248	900,442	764,400	739,091	715,772
Allowance to loans ratio	1.21%	1.31%	1.40%	1.53%	1.47%
Net charge-offs to average loans ratio	0.50%	0.26%	0.30%	0.20%	0.28%

(1) Based on the most recently available peer group data as of September 30, 2001.

* Includes loans held for sale.

Investments

At December 31, 2001, the Company’s investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank (“FHLB”) stock and Savings Bank Life Insurance Company of Massachusetts stock, totaled $427.0 million or 26.8% of assets, compared to $456.3 million or 30.0% of assets at December 31, 2000.  The portfolio included U.S. government and agency obligations having a book value of $71.6 million and mortgage-backed securities with a book value of $328.9 million.  Interest and dividend income on the Company’s investment portfolio, which amounted to $28.1 million, generated 24.3% of total interest and dividend income for the year ended December 31, 2001.

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

The Company does not have any investments in off-balance-sheet financial instruments, except as noted in Note 11 to the consolidated financial statements included in response to Item 8 — “Financial Statements and Supplementary Data” of this report.

The following table sets forth the composition of the investment portfolio for the years indicated:

	2001	2000	1999
	(Dollars in thousands)
Short-term investments:
Interest bearing deposits	$146	$141	$134
Federal funds sold	12,387	2,833	5,775
Total short-term investments	12,533	2,974	5,909

Investment securities available-for-sale:
U.S. government & agency obligations	71,629	121,828	113,981
Mortgage-backed securities	328,922	317,176	310,003
Other bonds and obligations	–	344	10,057
Total investment securities available for sale	400,551	439,348	434,041

Stock in Federal Home Loan Bank of Boston	12,771	12,771	19,985
Stock in Savings Bank Life Insurance Company	1,194	1,194	1,194
	$427,049	$456,287	$461,129

Percent of total assets	26.8%	30.0%	33.5%

For further information regarding the Company’s investment portfolio, including information regarding amortized cost and fair value as of December 31, 2001, see notes 1, 3 and 19 to the Company’s consolidated financial statements included in response to Item 8 hereof.

Set forth below is a breakdown of yields and contractual maturities for the amortized cost of indicated investment securities at December 31, 2001:

	U.S government and agency obligations	Other bonds and obligations	Mortgage- backed securities	Total
	(Dollars in thousands)
Due in 1 year or less:
Amount	$29	$–	$56,978	$57,007
Yield	3.70%	0.00%	6.04%	6.04%

Due from 1 to 2 years:
Amount	$5,027	$–	$61,648	$66,675
Yield	5.54%	0.00%	6.11%	6.07%

Due from 2 to 3 years:
Amount	$5,031	$–	$49,217	$54,248
Yield	6.98%	0.00%	6.00%	6.09%

Due from 3 to 5 years:
Amount	$15,301	$–	$43,844	$59,145
Yield	6.80%	0.00%	6.00%	6.21%

Due from 5 to 10 years:
Amount	$43,022	$–	$63,947	$106,969
Yield	6.07%	0.00%	6.29%	6.20%

Due after 10 years:
Amount	$1,463	$–	$50,317	$51,780
Yield	4.24%	0.00%	6.60%	6.53%

Total:
Amount	$69,873	$–	$325,951	$395,824
Yield	6.22%	0.00%	6.18%	6.18%

Deposits

Deposits have historically been the Bank’s primary source of funds for lending and investment activities.  Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition.  At December 31, 2001 the Bank had total deposits of $1,217.2 million, representing a net increase of $89.6 million or 8.0% compared to $1,127.5 million at December 31, 2000.

While deposit flows are unpredictable by nature, the Bank attempts to manage its deposits through selective pricing.  Due to the uncertainty of market conditions, it is not possible for the Bank to predict how aggressively it will compete for deposits in the future or the likely effect of any such decision on deposit levels, interest expense and net interest income.

The following table sets forth the composition of average deposits and rates for the years indicated:

	2001		2000		1999
	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate	Average Balance	Weighted Average Interest Rate
	(Dollars in thousands)
NOW	$70,402	1.14%	$58,224	1.08%	$51,910%	0.87%
Money market accounts	83,052	2.57	89,392	3.28	94,593	3.16
Savings and notice accounts	318,175	2.86	271,146	3.66	240,141	3.27
Time deposits	590,363	5.48	543,583	5.59	473,237	5.16

Total interest bearing deposits	1,061,992	4.18	962,345	4.56	859,881	4.15

Demand deposits	121,543		106,210		93,679

	$1,183,535		$1,068,555		$953,560

Borrowed Funds

The primary source of the Bank’s borrowings is the Federal Home Loan Bank (“FHLB”).  The Bank also utilizes other short-term borrowings, generally with maturities of less than three months, as an additional source of funds.  These other short-term borrowings are secured by U.S. government and agency securities.  Borrowings are an alternative source of funds compared to deposits and totaled $206.3 million at December 31, 2001 compared to $267.4 million and $269.0 million at December 31, 2000 and 1999, respectively.  Although the loan portfolio has continued to show growth during 2001 and 2000, the need to borrow funds was diminished by the continued growth in deposits and the decrease in the investment portfolio.

The following table summarizes the maximum and average amounts of borrowings outstanding, the majority of which are short term, during 2001, 2000 and 1999 together with the weighted average interest rates thereon:

	For the Year Ended December 31, 2001			At December 31, 2001
	Maximum Amount Outstanding	Average Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
	(Dollars in thousands)
FHLB Borrowings	$240,426	$203,889	5.55%	$170,491	5.22%
Other Short-term Borrowings	43,886	40,138	3.47	35,784	1.71

	For the Year Ended December 31, 2000			At December 31, 2000
	Maximum Amount Outstanding	Average Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
	(Dollars in thousands)
FHLB Borrowings	$255,414	$224,591	6.30%	$221,455	6.15%
Other Short-term Borrowings	54,694	38,747	5.04	45,954	5.40

	For the Year Ended December 31, 1999			At December 31, 1999
	Maximum Amount Outstanding	Average Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
	(Dollars in thousands)
FHLB Borrowings	$265,337	$234,843	5.67%	$238,677	5.82%
Other Short-term Borrowings	32,114	28,381	4.06	30,285	4.35

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ASSET/LIABILITY MANAGEMENT

The Bank’s asset/liability management strategy is designed to increase net interest income and provide adequate earnings in expected future interest rate environments.  As part of this strategy, a balance is sought between the repricing characteristics of its earning assets and funding sources while maximizing the spread between interest income and expense.  The Bank adjusts the level of its liquid assets and the mix of its loans and investments based on management’s judgment as to the quality of specific investment opportunities and the relative attractiveness of their maturities and yields.

In order to achieve a better repricing balance between its assets and liabilities, the Bank continued to originate and hold in portfolio adjustable rate residential mortgage loans.  The Bank generally writes substantially all newly originated fixed rate residential loans to meet the requirements for sale in the secondary market.  During 2001, the Bank originated $90.0 million and sold $87.6 million of these residential loans.  As a result of this strategy, residential loans decreased by $33.8 million during the year.

The Bank’s commercial real estate, construction, consumer, aircraft and commercial business lending programs also provide opportunities to better match the interest rate sensitivity of its loan portfolio and liabilities due to the adjustable rate or short term characteristics of these types of loans.  These types of loans increased by $116.5 million during the year. Total loans increased by $82.8 million during the year.

During 2001, funds provided by a $38.8 million decrease in investments and an $89.6 million increase in deposits were used to fund the growth in the loan portfolio and to repay borrowings, which decreased by $61.1 million.

As stated above, deposits increased by $89.6 million in 2001.  The Bank maintains an aggressive marketing campaign for savings and time deposit products, which resulted in the increase in the balances of these products during 2001.

It is management’s opinion that interest rates will continue to exhibit volatility.  With this in mind, the Bank will continue to follow a strategy that seeks to achieve a balance in the repricing characteristics of its assets and liabilities and provide adequate earnings in a variety of interest rate environments.

MARKET RISK

Market risk is the risk of loss in a financial instrument arising from adverse changes in market rates/prices such as interest rates, foreign currency exchange rates, commodity prices and equity prices.  The Company’s primary market risk exposure is interest rate risk.  The ongoing monitoring and management of this risk is an important component of the Company’s asset/liability management process which is governed by policies established by its Board of Directors that are reviewed and approved annually.  The Board of Directors delegates responsibility for carrying out the asset/liability management policies to the Asset/Liability Committee (“ALCO”).  In this capacity ALCO develops guidelines and strategies impacting the Company’s asset/liability management related activities based upon estimated market risk sensitivity, policy limits and overall market interest rate levels/trends.

Interest Rate Risk

Interest rate risk represents the sensitivity of earnings to changes in market interest rates.  As interest rates change, the interest income and expense streams associated with the Company’s financial instruments also change thereby impacting net interest income (NII), the primary component of the Company’s earnings.  ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes.  While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.

The simulation model captures the impact of changing interest rates and the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and downward shift in interest rates.  A parallel and pro rata shift in rates over a 12-month period is assumed.  The following reflects the Company’s NII sensitivity analysis as of December 31, 2001, which are well within ALCO policy limits:

Rate Change	Estimated NII Sensitivity
+ 200 bp	-0.59%

- 200 bp	0.64%

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

The following table sets forth the maturity and repricing information relating to sensitive assets and liabilities at December 31, 2001.  Fixed-rate investment securities, fixed rate mortgage-backed investments, fixed rate loans, loans held for sale, short-term investments, and other earning assets are shown in the table in the time period corresponding to computed principal amortization based  on their respective contractual maturity.  Adjustable rate investment securities, adjustable rate mortgage-backed investments, and adjustable rate loans are allocated to the period in which the rates are next adjusted.  The table reflects an “expected” prepayment assumption on residential loans and mortgage-backed investments.  Certificates of deposit and borrowed funds are shown in the table in the time period based on their respective contractual maturity.  Money market deposit accounts and anniversary savings accounts are not subject to contractual interest rate adjustments, however, these products are generally more interest rate sensitive and are assumed to reprice within the 1-180 day time period.  Regular savings and NOW accounts (“other deposits”) are assumed to reprice within the 5 years + period.  These deposit products are not subject to contractual interest rate adjustments either, however, the Bank believes that these deposits are less interest rate sensitive over long periods of time.

	December 31, 2001
	1-180 Days	181-365 Days	1-3 Years	3-5 Years	5+ Years	Total
	(Dollars in thousands)
Interest-earning assets:

Short-term investments	$12,533	$–	$–	$–	$–	$12,533
Investment securities	14,541	15	10,057	15,301	45,680	85,594
Mortgage-backed securities	48,389	32,455	96,574	37,104	114,400	328,922
Loans held for sale	4,202	–	–	–	–	4,202
Fixed rate loans	54,885	52,716	204,545	166,418	198,644	677,208
Adjustable rate loans	191,719	42,697	77,127	50,410	9,742	371,695
Other earning assets	–	–	–	–	17,717	17,717

Total rate sensitive assets	326,269	127,883	388,303	269,233	386,183	1,497,871

Interest-bearing liabilities:

Money market deposit accounts	78,448	–	–	–	–	78,448
Certificates of deposit	297,786	146,084	136,832	3,439	4,878	589,019
Other deposits	268,349	–	–	–	155,874	424,223
Borrowed funds	35,784	–	47,500	65	122,926	206,275

Total rate sensitive liabilities	680,367	146,084	184,332	3,504	283,678	1,297,965

Excess (deficiency) of interest sensitive assets over interest sensitive liabilities	$(354,098)	$(18,201)	$203,971	$265,729	$102,505	$199,906

Cumulative excess (deficiency) of interest sensitive assets over interest sensitive liabilities	$(354,098)	$(372,299)	$(168,328)	$97,401	$199,906

Cumulative excess (deficiency) percentage of total assets	(23.28)%	(24.48)%	(11.07)%	6.40%	13.14%

The following table reflects the scheduled maturities of selected loans at December 31, 2001:

	One Year or Less	Over One Through Five Years	Over Five Years	Total
	(Dollars in thousands)
Construction loans	$36,351	$27,855	$6,594	$70,800
Owner-occupied commercial real estate	8,913	21,997	43,915	74,825
Commercial loans	31,912	59,108	29,081	120,101

Total	$77,176	$108,960	$79,590	$265,726

A summary of the above categories of loans due after one year as to the rate variability follows (dollars in thousands):

With predetermined rates	$60,136
With floating or adjustable rates	128,414

Total maturing or repricing after one year	$188,550

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s principal sources of liquidity are customer deposits, borrowings from the FHLB, other short-term borrowings, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities and prepayments of various investments and loan sales.

Management believes it is prudent to maintain an investment portfolio that not only provides a source of income, but also provides a potential source of liquidity to meet lending demand and deposit flows.  The Bank adjusts the level of its liquid assets and the mix of its loans and investments based upon management’s judgment as to the quality of specific investment opportunities and the relative attractiveness of their maturities and yields.  At December 31, 2001, short-term investments, bonds and obligations and mortgage-backed investments totaled $427.0 million, 25.3% of which either matures or is estimated to be prepaid within one year.  At December 31, 2000, short-term investments, bonds and obligations and mortgage backed investments totaled $456.3 million, 18.1% of which matured or were estimated to be prepaid within one year.

At December 31, 2001, the Bank had total outstanding borrowings of $206.3 million, 17.3% of which matures within one year.  At year-end 2000, the Bank had outstanding borrowings of $267.4 million, 99% of which matured within one year.

At December 31, 2001, the Bank had outstanding commitments to originate loans and unused balances on existing loans totaling $166.7 million, compared to $163.8 million in 2000.  Management believes the sources of liquidity previously  discussed are sufficient to meet its commitments.

Net cash provided by operating activities totaled $25.7 million in 2001 compared to net cash provided of $11.5 million in 2000.  The increase in net cash provided was primarily due to an increase in tax liabilities, a decrease in accrued interest receivable and an increase in net income, offset by an increase in cash used for residential loan sale activities.   Net cash provided by operating activities totaled $11.5 million in 2000 compared to $25.8 million provided in 1999.  Net income was $14.5 million compared to net income of $12.7 million for the respective periods.  Provisions for loan losses recorded in 2000 totaled $3.7 million compared to $2.4 million in 1999.

Net cash used in investing activities totaled $39.9 million for the year ended December 31, 2001 compared to $147.2 million in 2000 and net cash used of $205.3 million in 1999.  The 2001 decrease in net cash used in investing activities compared to 2000 was primarily attributable to a reduction in loan originations and purchases, an increase in  proceeds from maturities and principal payments of available for sale securities, offset by an increase in purchases of available for sale securities.  The 2000 decrease in net cash used in investing activities compared to 1999 was primarily attributable to a reduction of purchases in investment securities partially offset by increased loan originations and purchases, and a reduction in proceeds from the sales, maturities and principal repayments of available for sale securities.

Net cash provided by financing activities totaled $39.6 million for the year ended December 31, 2001 compared to net cash provided of $122.9 million in 2000, and net cash provided of $130.7 million in 1999.  The decrease in 2001 compared to 2000 is primarily attributable to net decreases in deposits and borrowings, offset by an increase in proceeds from the issuance of trust preferred securities.  Net cash provided by financing activities also decreased in 2000 when compared to 1999.  This decrease is primarily attributable to decreased net borrowing activity, offset by increases in net deposits and proceeds from the issuance of trust preferred securities.

As of December 31, 2001, the Bank is in compliance with and exceeds Federal regulatory capital requirements.  The minimum standards are (i) a total risk-based capital ratio of 8%, (ii) a Tier I risk-based capital ratio of 4% or (iii) a Tier I leverage capital ratio of 4%.

IMPACT OF INFLATION

The financial statements and related data presented herein have been prepared in accordance with generally accepted accounting principles which require measurements of financial position and operating results in terms of historical dollars without considering changes in the relative purchasing power of money over time due to inflation.

An important concept in understanding the effect of inflation on financial institutions is the distinction between monetary and nonmonetary items.  In a stable environment, monetary items are those assets and liabilities that are or will be converted into a fixed amount of dollars regardless of changes in prices.  Examples of monetary items include cash, investment securities, loans, deposits and borrowings.  Nonmonetary items are those assets and liabilities that gain or lose general purchasing power as a result of the relationships between specific prices for the items and price change levels. Examples of nonmonetary items include premises and equipment and real estate in foreclosure.  If real estate values decrease sharply, the deflationary impact of changing prices of real estate securing loans foreclosed upon could significantly affect a financial institution’s performance.  Additionally, interest rates do not necessarily move in the same direction, or in the same magnitude, as the prices of goods and services as measured by the consumer price index.  In a volatile interest rate environment, liquidity and the management of the maturity structure of assets and liabilities are critical in maintaining acceptable profitability levels.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of

FIRST ESSEX BANCORP, INC.:

We have audited the accompanying consolidated balance sheets of First Essex Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Essex Bancorp, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP

Boston, Massachusetts

January 18, 2002

FIRST ESSEX BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31 ,
	2001	2000
ASSETS	(Dollars in thousands)
Cash and cash equivalents	$54,237	$28,840
Investment securities available-for-sale (Note 3)	400,551	439,348
Stock in Savings Bank Life Insurance Company	1,194	1,194
Stock in Federal Home Loan Bank of Boston (Note 7)	12,771	12,771
Mortgage loans held-for-sale (Note 4)	4,202	1,767
Loans receivable, less allowance for loan losses of $ 12,758 and $12,716 (Note 4)	1,036,145	955,870
Accrued interest receivable	7,912	9,852
Foreclosed property	417	3
Bank premises and equipment (Note 5)	9,621	9,820
Goodwill	11,633	12,669
Core Deposit Intangible	5,062	6,525
Other assets (Note 9)	48,574	42,308

	$1,592,319	$1,520,967

LIABILITIES AND STOCK HOLDERS’ EQUITY

LIABILITIES
Deposits (Note 6)	$1,217,163	$1,127,523
Borrowed funds (Note 7)	206,275	267,409
Mortgagors’ escrow accounts	544	581
Other liabilities (Note 10)	18,864	10,037

Total liabilities	1,442,846	1,405,550

COMMITMENTS AND CONTINGENCIES (Note 11)

Company - obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company (Note 8)	24,279	9,685

STOCKHOLDERS’ EQUITY (Notes 13 and 15)
Serial preferred stock $. 10 par value per share; 5,000,000 shares authorized, no shares issued
Common stock $.10 par value per share; 25,000,000 shares authorized, 9,963,044 and 9,763,200 shares issued	996	976
Additional paid - in - capital	81,035	78,094
Retained earnings	63,782	53,027
Treasury stock, at cost, 2,429,300 shares	(23,535)	(23,535)
Accumulated other comprehensive income (loss)	2,916	(2,830)

Total stockholders’ equity	125,194	105,732

	$1,592,319	$1,520,967

The accompanying notes are an integral part of these consolidated financial statements.

FIRST ESSEX BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2001	2000	1999
	(Dollars in thousands, except share and per share amounts)
Interest and dividend income:
Loans	$86,448	$80, 776	$66,277
Investment securities available-for-sale	26,887	29,053	28,607
Other earning assets	1,063	1,058	1,051
Short term investments	1,250	722	807

Total interest and dividend income	115,648	111,609	96,742

Interest expense:
Deposits	44,361	43,860	35,727
Borrowed funds	12,704	16,104	14,456

Total interest expense:	57,065	59,964	50,183

Net interest income	58,583	51,645	46,559
Provision for loan losses (Note 4)	5,100	3,710	2,400

Net interest income after provision for loan losses	53,483	47,935	44,159

Noninterest income:

Net gain on sales of mortgage loans and mortgage servicing rights	1,383	1,328	1,208
Net (loss) gain on sales of investment securities	–	(18)	54
Loan fees	880	753	757
Other fee income	5,343	4,314	3,716
Other	1,266	1,435	360

Total noninterest income	8,872	7,812	6,095

Noninterest expense:
Salaries and employee benefits	16,943	15,448	14,061
Buildings and equipment	4,692	4,572	4,586
Professional services	1,319	1,228	1,518
Information processing	2,897	2,632	2,470
Foreclosed asset expenses	652	397	486
Amortization of goodwill	1,036	1,014	1,014
Amortization of core deposit intangible	1,463	1,555	1,617
Other	4,791	4,900	4,319

Total noninterest expense	33,793	31,746	30,071

Minority Interest	1,590	868	–

Income before provision for income taxes	26,972	23,133	20,183

Provision for income taxes (Note 9)	10,122	8,665	7,491

Net income	$16,850	$14,468	$12,692

Earning per share - basic	$2.27	$1.95	$1.67
Earning per share - diluted	$2.18	$1.90	$1.63

Weighted average number of shares - basic	7,415,051	7,408,207	7,616,547
Weighted average number of shares - diluted	7,744,420	7,602,481	7,790,822

The accompanying notes are an integral part of these consolidated financial statements.

FIRST ESSEX BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2001, 2000 and 1999
Comprehensive Income	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total
(Dollars in thousands)
Balance at December 31, 1998	$971	$77,383	$36,359	$(18,335)	$704	$97,082
Comprehensive income:
Net income	$12,692	–	–	12,692	–	–	12,692
Other comprehensive income:
Unrealized securities losses, net of $7,496 tax benefit, arising during the period	(12,701)
Less: reclassification adjustment for security gains included in net income, net of $20 tax expense	(34)
Total other comprehensive income	(12,735)	–	–	–	–	(12,735)	(12,735)
Total comprehensive loss	$(43)
Cash dividends declared	–	–	(5,024)	–	–	(5,024)
Common stock repurchases	–	–	–	(909)	–	(909)
Stock options exercised	4	468	–	–	–	472
Balance at December 31, 1999	$975	$77,851	$44,027	$(19,244)	$(12,031)	$91,578

Comprehensive income:
Net income	$14,468	–	–	14,468	–	–	14,468
Other comprehensive income:
Unrealized securities gains, net of $5,250 tax expense, arising during the period	9,190
Less: reclassification adjustment for security losses included in net income, net of $7 tax expense	11
Total other comprehensive income	9,201	–	–	–	–	9,201	9,201
Total comprehensive income	$23,669
Cash dividends declared	–	–	(5,468)	–	–	(5,468)
Common stock repurchases	–	–	–	(4,291)	–	(4,291)
Stock options exercised	1	243	–	–	–	244
Balance at December 31, 2000	$976	$78,094	$53,027	$(23,535)	$(2,830)	$105,732
Comprehensive income:
Net income	$16,850	–	–	16,850	–	–	16,850
Other comprehensive income:
Unrealized securities gains, net of $3,626 tax expense, arising during the period	5,746
Total other comprehensive income	5,746	–	–	–	–	5,746	5,746
Total comprehensive income	$22,596
Cash dividends declared	–	–	(6,095)	–	–	(6,095)
Stock options exercised	20	2,498	–	–	–	2,518
Tax effect of stock options exercised	–	443	–	–	–	443
Balance at December 31, 2001	$996	$81,035	$63,782	$(23,535)	$2,916	$125,194

The accompanying notes are an integral part of these consolidated financial statements.

FIRST ESSEX BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2001	2000	1999
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$16,850	$14,468	$12,692
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,100	3,710	2,400
Provision for depreciation and amortization	1,996	1,781	2,082
Gain (loss) on sale of foreclosed property	69	(23)	(90)
Write-down of foreclosed property	20	–	–
Amortization of investment securities discounts and premiums, net	500	482	871
Amortization of goodwill	1,036	1,014	1,014
Amortization of core deposit intangible	1,463	1,555	1,617
Benefit for prepaid income taxes	(983)	(2,037)	(1,571)
Proceeds from sales of mortgage loans and mortgage servicing rights	88,933	52,282	63,820
Mortgage loans originated for sale	(89,985)	(48,705)	(63,100)
Realized losses (gains) on sales of investment securities	–	18	(54)
Realized gains on sales of mortgage loans and mortgage servicing rights, net	(1,383)	(1,328)	(1,208)
Decrease (increase) in accrued interest receivable	1,940	(1,180)	498
Increase in other assets	(4,840)	(2,359)	(844)
Increase (decrease) in other liabilities	5,011	(8,141)	7,691

Net cash provided by operating activities	25,727	11,537	25,818

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	41	107	20,006
Proceeds from maturities and principal payments of available-for sale securities	103,086	43,150	77,529
Purchases of available-for-sale securities	(55,458)	(34,613)	(206,750)
Purchases of Federal Home Loan Bank stock	–	(786)	–
Redemption of Federal Home Loan Bank stock	–	8,000	–
Loans originated and purchased, net of principal collected	(89,635)	(164,814)	(82,630)
Purchase of bank owned life insurance	–	–	(15,000)
Proceeds from sales of foreclosed property	3,757	2,698	2,612
Purchases of bank premises and equipment	(1,723)	(909)	(1,059)

Net cash used in investing activities	(39,932)	(147,167)	(205,292)

Cash flows from financing activities:
Net increase in demand deposits, NOW accounts and savings accounts	74,613	42,417	41,202
Net increase in term deposits	15,027	82,345	26,864
Net decrease in borrowed funds with maturities of three months or less	(32,170)	(44,396)	(12,132)
Proceeds from borrowed funds with maturities in excess of three months	87,000	420,596	159,195
Repayments of borrowed funds with maturities in excess of three months	(115,964)	(377,753)	(79,600)
Proceeds from the issuance of Company-obligated trust preferred securities of subsidiary trust holding soley junior subordinated debentures of the Company	14,520	9,660	–

(Decrease) increase in mortgagors' escrow accounts	(37)	(581)	460
Dividends paid	(5,905)	(5,369)	(4,863)
Stock options exercised	2,518	244	472
Common stock repurchases	–	(4,291)	(909)

Net cash provided by financing activities	39,602	122,872	130,689

Net increase (decrease) in cash and cash equivalents	25,397	(12,758)	(48,785)

Cash and cash equivalents at beginning of the year	28,840	41,598	90,383

Cash and cash equivalents at end of the year	$54,237	$28,840	$41,598

Supplemental disclosures of cash flow information:

Interest paid during the year	$57,359	$60,093	$50,431
Income taxes paid during the year	11,236	9,890	7,881

Supplemental schedule of noncash financing and investing activities:
Assets acquired through, or deeds in lieu of, foreclosure	4,260	2,231	2,394

The accompanying notes are an integral part of these consolidated financial statements.

FIRST ESSEX BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of First Essex Bancorp, Inc. (“the Company”), and its  subsidiaries, First Essex Bank, (“the Bank”), First Essex Capital Trust I and First Essex Capital Statutory Trust II.  All significant intercompany balances have been eliminated in consolidation.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods.  Operating results in the future could vary from the amounts derived from management’s estimates and assumptions.

INVESTMENT SECURITIES

Investments in debt securities may be classified as held-to maturity and measured at amortized cost only if the Company has the positive intent and ability to hold such securities to maturity.  Investments in debt securities that are not classified as held-to-maturity and equity securities that have readily determinable fair values are classified as trading securities or available-for-sale securities.  Trading securities are investments purchased and held principally for the purpose of selling in the near term; available-for-sale securities are investments not classified as trading or held-to-maturity.  Unrealized holding gains and losses for trading securities are included in earnings; unrealized holding gains and losses for available-for-sale securities are reported in comprehensive income and as a separate component of stockholders’ equity.

Declines in the fair value of held to maturity and available for sale securities below their cost that are deemed to be other than temporary are reflected in earnings as realized losses.  The Company evaluates individual securities that have fair values below cost for six months or longer to determine if the decline in fair value is other than temporary.

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

A loan is impaired when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due in accordance with the contractual terms of the loan agreement.  All loans are individually evaluated for impairment, except for smaller balance homogeneous residential and consumer loans which are evaluated in aggregate, according to the Bank’s normal loan review process, including overall credit evaluation, nonaccrual status and payment experience.  Loans identified as impaired are further evaluated to determine the estimated extent of impairment.

Impaired loans are measured based on the present value of expected future cash flows discounted at each loan’s effective interest rate or, as a practical expedient, at each loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent.  For collateral-based loans, the extent of impairment is the shortfall, if any, between the collateral value, less costs to dispose of such collateral, and the carrying value of the loan.

The allowance for loan losses is based on management’s estimate of the amount required to reflect the risks in the loan portfolio, based on circumstances and conditions known or anticipated at each reporting date.  The methodology for assessing the appropriateness of the allowance consists of a review of the following three key elements:

•    a formula allowance for the various loan portfolio classifications,

•    a valuation allowance for loans identified as impaired, and

•    a nonspecific allowance.

The formula allowance is a percentage-based reflection of historical loss experience and assigns required allowance allocations by loan classification based on an estimated percentage of all outstanding loan balances.  The formula allowance employs a risk-rating model that grades loans based on general characteristics of credit quality and relative risk.  As credit quality becomes more suspect, so-called “watch list” loans, the risk rating and allocation percentage increase.  The sum of these allocations comprise the Company’s “formula” or “general” allowance.

The Company also has “valuation” allowances for impaired loans.  When impaired loans are evaluated, if the difference between the net present value of the impaired loan (or fair value of the collateral if the loan is collateral-dependent) is lower than the recorded investment of the loan, the shortfall is reflected with a resulting “valuation” allowance.

In addition to the formula and valuation components, there is a nonspecific allowance component that takes into consideration the imprecise nature of the loan loss estimation process and various other factors as discussed below.  Based on the Company’s credit policy, this component consists of an amount that is approximately 20% to 30% of the total of the formula and valuation allowances in recognition of the inherent subjectivity and imprecise nature of the loan loss estimation process.  It is further adjusted for qualitative factors including, among others, general economic and business conditions, credit quality trends, loan volumes and concentrations and specific industry conditions within portfolio segments.

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

MORTGAGE SERVICING ACTIVITIES

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

Servicing assets are evaluated for impairment based upon the fair value of the rights as compared to amortized cost.  Impairment is determined by stratifying rights by predominant characteristics, such as interest rates and terms.  Fair value is determined using prices for similar assets with similar characteristics, when available, or based upon discounted cash flows using market-based assumptions.  Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

During the second quarter of 2000, the Company sold all of its capitalized mortgage servicing rights, and recorded a gain of $28,000.  Amortization of these rights totaled $0, $9,000 and $27,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

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

CASH AND CASH EQUIVALENTS

Cash and cash equivalents consist of cash on hand, amounts due from banks, interest–bearing deposits, federal funds sold and investments with original maturities of less than three months.

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

Bank premises and equipment are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Based on its review, the Company does not believe that any material impairments of its long-lived assets have occurred.  Long-lived assets to be disposed of are reported at the lower of the carrying amounts or fair value less cost to sell.

INTANGIBLE ASSETS

Intangible assets, comprised of goodwill and a core deposit premium, represent the excess of the purchase price over the fair value of net assets acquired in the acquisition of Finest Financial Corp. in 1996 and the 1998 branch acquisition.  Goodwill is being amortized on a straight-line basis over 15 and 20 years, respectively.  The core deposit premium is being amortized over an eight-year period on an accelerated basis.  The Company periodically evaluates the realizability of intangible assets based on expectations of nondiscounted future cash flows of the related acquired entity and branches.  If the sum of the nondiscounted future cash flows is less than the carrying amount of the intangible asset, the Company would recognize an impairment loss.  At December 31, 2001, the Company has not recorded any impairment of its intangible assets.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations”.  SFAS No. 141 eliminates the pooling of interests method of accounting for business combinations and requires that the purchase method of accounting be used for all business combinations.  Goodwill and certain intangible assets will remain on the balance sheet and not be amortized.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary.  This statement is effective for business combinations initiated after July 1, 2001.

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement.  The Company is required to implement SFAS No. 142 on January 1, 2002.

On October 17, 2001, the FASB issued Action Alert No. 01-37.  This Action Alert reports the conclusion reached by the FASB regarding the application of SFAS No. 141 and SFAS No. 142 with respect to the accounting for goodwill in bank branch acquisitions.  The conclusion set forth in the Action Alert states that paragraph 5 of SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions”, “applies to all acquisitions of financial institutions (or branches thereof) whether “troubled” or not, in which the fair value of the liabilities assumed exceeds the fair value of tangible and intangible assets acquired.”

The Company is assessing the impact of the adoption of SFAS No. 141 and SFAS No. 142 in view of the Action Alert.  Based upon the conclusion set forth in the Action Alert, the Company currently anticipates that it will be required to continue to amortize goodwill totaling approximately $3.8 million which is attributable to the Company’s 1998 acquisition of five bank branches, unless the FASB issues further guidance with respect to accounting for bank branch acquisitions.  Upon adoption of this Statement, the Company will cease amortizing approximately $7.9 million of goodwill, which will reduce annual amortization by approximately $785 thousand.

The Action Alert also states that the FASB will reconsider its new guidance during future deliberations.  The conclusion reached by the FASB regarding the need to continue amortization of an unidentifiable intangible asset, therefore, may be overturned at a later date.  The Company, however, can give no assurance that the FASB will vary from its current position.

INCOME TAXES

The Company records income taxes under the liability method.  Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company’s assets and liabilities.  Deferred taxes are measured using enacted tax rates that are expected to be in effect when the amounts related to such temporary differences are realized or settled.  The Company’s deferred tax asset is reviewed quarterly and adjustments are recognized in the provision for income taxes based on management’s judgments relating to realizability.

OTHER ASSETS

Other assets include a $20.0 million long term fixed rate certificate of deposit with the FHLB and $15 million of Bank owned life insurance (“BOLI”) policies at December 31, 2001.  The certificate of deposit was purchased at a discount and this discount is accreted to income quarterly resulting in carrying amounts of $17.7 million and $17.6 million at December 31, 2001 and 2000, respectively.  BOLI policies provide life insurance on the lives of certain employees.  The Company is the beneficiary of the insurance.  Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in other income, and are not subject to income taxes if certain conditions are met.  BOLI carrying values totaled $17.3 million and $16.3 million at December 31, 2001 and 2000, respectively.

EARNINGS PER SHARE

Basic EPS amounts have been computed by dividing reported earnings available to common shareholders by the weighted average number of common shares outstanding during the year.  Dilutive EPS amounts have been computed using the weighted average number of common shares and the dilutive potential common shares (stock options outstanding) outstanding during the year using the treasury stock method.  Included in diluted EPS are 329,369, 194,274, and 174,275 dilutive potential common shares for 2001, 2000 and 1999, respectively. Excluded from diluted earnings per share were options to purchase 266,400, and 494,544, shares in 2000 and 1999, respectively.  These shares were excluded as the exercise price was greater than the average market price of the common shares during the respective years.

COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all non-owner related changes in a company’s equity including, among other things, unrealized gains and losses on investment securities classified as available-for-sale.  Other comprehensive income refers to revenues, expenses, gains, and losses that under generally accepted accounting principles are included in comprehensive income but excluded from net income.  Gains on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains and losses in the period in which they arose are deducted or added back through other comprehensive income of the period in which they are included in net income to avoid including them in comprehensive income twice.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2000 and 1999 consolidated financial statements to conform to the 2001 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities”.  The statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the balance sheet as either an asset or liability measured at its fair value.  The statement requires that changes in the derivative’s fair value be recognized currently in earnings unless specific hedge accounting criteria are met.  Special accounting for qualifying hedges allows a derivative’s gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

On June 15, 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment of FASB Statement No. 133.” The Statement addresses a limited number of issues causing implementation difficulties for numerous entities that are required to implement SFAS No. 133.

The Company adopted SFAS No. 133, as amended, in the first quarter of 2001.  The adoption of SFAS No. 133 did not have a material effect on the consolidated financial statements but could have the effect of increasing the volatility in reported earnings and accumulated other comprehensive income.

SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” was issued in September 2000.  SFAS No. 140 is a replacement of SFAS No. 125, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.”  Most of the provisions of SFAS No. 125 were carried forward to SFAS No. 140 without reconsideration by the Financial Accounting Standards Board, and some were changed only in minor ways.  In issuing SFAS No. 140, the FASB included issues and decisions that had been addressed and determined since the original publication of SFAS No. 125.  SFAS No. 140 is effective for transfers after March 31, 2001.  The adoption of SFAS No. 140 did not have a significant impact on the financial position or results of operations of the Company.

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

2.  BUSINESS SEGMENTS

Operating segments are components of an enterprise, which are evaluated regularly by the chief operating decision-maker in deciding how to allocate resources and in assessing performance.  The Company’s chief operating decision-maker is the Chief Executive Officer and Chairman of the Board of the Company.  The Company has identified its reportable operating business segment as Community Banking, based on the products and services provided to its customers.

The Company’s community banking business segment consists of commercial banking and retail banking.  The community banking segment is managed as a single strategic unit and derives its revenues from a wide range of banking services, including lending activities, and the acceptance of demand, savings and time deposits.

Nonreportable operating segments of the Company’s operations which do not have similar characteristics to the community banking operations and do not meet the quantitative thresholds requiring disclosure, are included in the other category in the disclosure of business segments below.  The nonreportable segment represents the holding company financial information (Note 20) and its non-banking subsidiaries First Essex Capital Trust I and First Essex Capital Statutory Trust II.

The accounting policies used in the disclosure of business segments are the same as those described in the summary of significant accounting policies (Note 1).  The consolidation adjustments reflect certain eliminations of intersegment revenue, cash and investments in subsidiaries.

	Community Banking	Other	Consolidation Adjustments and Eliminations	Consolidated
	(Dollars in thousands)
December 31, 2001
Investment securities	$414,516	$–	$–	$414,516
Net loans	1,040,347	–	–	1,040,347
Long-lived assets	59,014	–	–	59,014
Total assets	1,592,075	81,926	(81,682)	1,592,319
Total deposits	1,232,610	–	(15,447)	1,217,163
Borrowed funds	206,275	–	–	206,275
Total liabilities	1,457,817	26,037	(41,008)	1,442,846

Total interest income	115,643	1,701	(1,696)	115,648
Total interest expense	57,198	1,563	(1,696)	57,065
Net interest income	58,445	138	–	58,583
Provision for loan losses	5,100	–	–	5,100
Total noninterest income	8,872	–	–	8,872
Total noninterest expense	33,793	1,590	–	35,383
Provision for income taxes	11,447	(1,325)	–	10,122
Net income	16,980	(130)	–	16,850

December 31, 2000
Investment securities	$453,313	$–	$–	$453,313
Net loans	957,637	–	–	957,637
Long-lived assets	63,892	–	–	63,892
Total assets	1,521,049	55,385	(55,467)	1,520,967
Total deposits	1,128,405	–	(882)	1,127,523
Borrowed funds	267,409	–	–	267,409
Total liabilities	1,406,660	11,638	(12,748)	1,405,550

Total interest income	111,602	992	(985)	111,609
Total interest expense	60,080	869	(985)	59,964
Net interest income	51,522	123	–	51,645
Provision for loan losses	3,710	–	–	3,710
Total noninterest income	7,683	129	–	7,812
Total noninterest expense	31,746	868	–	32,614
Provision for income taxes	9,470	(805)	–	8,665
Net income	14,278	190	–	14,468

December 31, 1999
Investment securities	455,220	–	–	455,220
Net loans	800,946	–	–	800,946
Long-lived assets	65,292	–	–	65,292
Total assets	1,377,265	44,171	(44,118)	1,377,318
Total deposits	1,002,985	–	(224)	1,002,761
Borrowed funds	268,962	–	–	268,962
Total liabilities	1,285,956	1,408	(1,624)	1,285,740

Total interest income	96,736	16	(10)	96,742
Total interest expense	50,193	–	(10)	50,183
Net interest income	46,543	16	–	46,559
Provision for loan losses	2,400	–	–	2,400
Total noninterest income	6,095	–	–	6,095
Total noninterest expense	30,076	(5)	–	30,071
Provision for income taxes	7,449	42	–	7,491
Net income	12,713	(21)	–	12,692

3.  INVESTMENT  SECURITIES

Investment securities at December 31, 2001 and 2000 are as follows:

	2001				2000
	Amortized	Unrealized		Fair	Amortized	Unrealized		Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
	(Dollars in thousands)
Investment securities available for sale:
U.S. government and agency obligations	$69,873	$1,756	$–	$71,629	$122,133	$–	$(305)	$121,828
Mortgage-backed securities	325,951	2,971	–	328,922	321,492	–	(4,316)	317,176
Other bonds and obligations	–	–	–	–	348	–	(4)	344
Total investment securities	$395,824	$4,727	$–	$400,551	$443,973	$–	$(4,625)	$439,348

At December 31, 2001 and 2000, U.S. government obligations and mortgage-backed securities with amortized costs of $61,480,000 and fair values of $62,296,000 were pledged to collateralize certain borrowings and deposit accounts.

For the year ended December 31, 2001, there were no realized gains or losses from the sale of investment securities available for sale.  For the year ended December 31, 2000, there were realized gross losses of $18,000 from the sale of investment securities available-for-sale.  For the year ended December 31, 1999 there were realized gains before taxes from the sale of investment securities of approximately $54,000.

The following table shows the maturity distribution of the amortized cost of the Company’s investment securities at December 31, 2001:

	Less than			Greater than
	1 year	1-5 years	5-10 years	10 years	Total
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. government and agency obligations	$29	$25,359	$43,022	$1,463	$69,873
Mortgage-backed securities (1)	56,978	154,709	63,947	50,317	325,951
	$57,007	$180,068	$106,969	$51,780	$395,824

The following table shows the maturity distribution of the fair value of the Company’s investment securities at December 31, 2001:

	1 year	1-5 years	5-10 years	10 years	Total
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. government and agency obligations	$29	$26,279	$43,892	$1,429	$71,629
Mortgage-backed securities (1)	57,479	156,212	64,605	50,626	328,922
	$57,508	$182,491	$108,497	$52,055	$400,551

(1) Maturities of mortgage-backed securities are based on contractual maturities with scheduled amortization based on expected prepayments.  Actual maturities will differ from contractual maturities due to prepayments.

4.  LOANS

Major classifications of loans at December 31, 2001 and 2000 follow:

	2001	2000
	(Dollars in thousands)
Mortgage loans:
Residential	$82,003	$118,225
Commercial	161,870	122,248
Construction	70,800	94,036
Total mortgage loans	314,673	334,509

Owner-occupied commercial real estate loans	74,825	68,673

Commercial loans	120,101	117,020

Aircraft loans	196,496	159,730

Consumer loans:
Second Mortgage, Home Equity & Home Improvement	48,475	53,840
Automobile	290,829	230,696
Other consumer	3,504	4,118
Total consumer loans	342,808	288,654

Less:
Allowance for loan losses	(12,758)	(12,716)
	$1,036,145	$955,870

The Company’s lending activities are conducted principally in eastern Massachusetts and southern New Hampshire.  The Company originates single family and multifamily residential loans, commercial real estate loans, commercial loans, aircraft loans, automobile loans and a variety of consumer loans.  In addition, the Company originates loans for the construction of residential homes, multifamily properties, commercial real estate properties and land development.

A significant portion of the loans originated by the Company are collateralized by real estate.  The ability and willingness of the single family residential and consumer borrowers to honor their repayment commitments are generally dependent on the level of overall economic activity within the geographic areas and real estate values.  The ability and willingness of commercial real estate, commercial and construction loan borrowers to honor their repayment commitments are generally dependent on the health of the real estate economic sector in the borrowers’ geographic areas, the borrowers’ financial condition and the economy in general.

A summary of changes in the allowance for loan losses for the years ended December 31, 2001, 2000 and 1999 follows:

	2001	2000	1999
	(Dollars in thousands)
Balance at beginning of year	$12,716	$11,339	$11,261
Provision for loan losses	5,100	3,710	2,400
Charge-offs	(5,523)	(2,819)	(3,234)
Recoveries	465	486	912

Balance at end of year	$12,758	$12,716	$11,339

The Company considers a loan impaired if it is 90 days or more past due as to principal or interest, or if management’s credit risk assessment determines that it is probable that principal or interest will not be collected as contractually scheduled.  In addition, loans that are restructured at market rates and comparable to loans with similar risks are considered impaired only in the year of the restructuring, so long as they continue to perform according to the restructured terms.  Excluded from the impaired category, but otherwise considered nonaccruing loans, are small balance homogeneous loans that are ninety days or more past due.  Small balance homogeneous loans include residential mortgage loans, residential construction loans to individuals (excluding builder construction loans) and consumer loans. The Company evaluates a loan’s level of impairment by measuring the net present value of the expected future cash flows using the loan’s original effective interest rate, or considering the fair value of the collateral if the loan is collateral dependent.  When the difference between the net present value of the impaired loan (or fair value of the collateral if the loan is collateral dependent) is lower than the recorded investment of the loan, the difference is provided to expense with a resulting valuation allowance.

The following table indicates the recorded investment in nonperforming assets and the related valuation allowance for impaired loans:

	December 31, 2001		December 31, 2000
		Impaired Loan		Impaired Loan
	Recorded	Valuation	Recorded	Valuation
	Investment	Allowance (1)	Investment	Allowance (1)
	(Dollars in thousands)
Impaired Loans
Requiring a valuation allowance	$948	$181	$162	$143
Not requiring a valuation allowance	–	–	–	–
	948	181	162	143

Restructured Loans	–	–	–	–

Total impaired	948	$181	162	$143

Residential mortgage	111		532
Other	3,133		1,936

Total nonaccruing loans	4,192		2,630

Foreclosed property, net	417		3

Total nonperforming assets	$4,609		$2,633

Percentage of nonperforming assets to total assets	0.29%		0.17%
Percentage of allowance for loan losses to non accruing loans	304.3%		483.5%

(1) The valuation allowance for impaired loans is included in the allowance for loan losses on the balance sheet.

The average recorded investment in impaired loans was approximately $225,000 in 2001, $394,000 in 2000 and $1.3 million in 1999.  Interest income recognized on impaired loans, using the cash basis of income recognition, amounted to approximately $57,000 for the year ended December 31, 2001 compared to $123,000 in 2000 and $96,000 in 1999.

The amount of interest that would have been earned had the nonaccrual and restructured loans performed in accordance with original terms and conditions was $458,000, $103,000 and $164,000 for the years ended December 31, 2001, 2000 and 1999, respectively.

The maximum amount of aggregate loans to directors, executive officers and principal stockholders for the year ended December 31, 2001 was less than 5% of stockholders’ equity.

At December 31, 2001 and 2000, the Bank was servicing loans sold to various other banks and entities on a nonrecourse basis (except as discussed in Note 11), in the amounts of $14,588,000 and $13,307,000, respectively.  The amount of loans sold and serviced for others is not included in loans receivable.

5.  BANK PREMISES AND EQUIPMENT

A summary of bank premises and equipment at December 31, 2001 and 2000 follows:

			Estimated Useful
	2001	2000	Life
Land	$1,595	$1, 595
Buildings	9,989	9,225	20 to 30 years
Leasehold improvements	5,411	5,405	1 to 13 years
Furniture and fixtures	13,245	12,292	3 to 10 years
	30,240	28,517

Less accumulated depreciation and amortization	20,619	18,697

	$9,621	$9,820

Depreciation and amortization expense was $1,922,000, $1,781,000, and $2,082,000, for 2001, 2000 and 1999, respectively.

6.  DEPOSITS

A summary of deposits at December 31, 2001 and 2000 follows:

	2001	2000
	(Dollars in thousands)
Personal and business checking accounts (noninterest-bearing)	$125,473	$116,780
NOW accounts	80,439	66,340
Money market accounts	78,448	85,191
Savings accounts	343,784	285,220
Time deposits	589,019	573,992

	$1,217,163	$1,127,523

The following is a summary of original maturities of time deposits as of December 31, 2001:

< = 1 year	$272,002
> 1 year and < = 2 years	38,294
> 2 years and < = 3 years	258,556
> 3 years and < = 4 years	3,533
> 4 years	16,634

$589,019

At December 31, 2001, 2000 and 1999, outstanding certificates of deposits in denominations of $100,000 and over had maturities as follows:

Remaining Term to Maturity	2001	2000	1999
	(Dollars in thousands)
Three months or less	$42,657	$35,786	$27,171
Over three through six months	44,878	24,231	29,278
Over six through twelve months	38,541	60,565	28,752
Over twelve months	55,048	43,038	33,481

	$181,124	$163,620	$118,682

7. BORROWED FUNDS

Borrowed funds at December 31, 2001 and 2000 are summarized below:

	2001	2000
	(Dollars in thousands)
Due during 2001, interest rates from 6.06% to 6.69%	$–	$127,897
Due during 2003, interest rates from 5.24% to 6.38%	47,500	40,500
Due during 2005, interest rates at 6.08%	65	68
Due during 2009 to 2019, interest rates from 4.57% to 7.25%	122,926	52,990
Other Short-term Borrowings	35,784	45,954

	$206,275	$267,409

Total lines of credit available under both short-term and long-term borrowings from the FHLB are dependent upon the amount of FHLB stock owned and other assets available as collateral.  Total credit available was $362,551,000, of which $192,060,000 was unused at December 31, 2001.  The advances from the FHLB are secured by all FHLB stock (book value of $12,771,000 at December 31, 2001 and 2000) and a pledge of certain assets as collateral. Other short-term borrowings outstanding at December 31, 2001 mature in three months or less with an average interest rate of 1.71% and are secured by certain U.S government and agency securities.

8. COMPANY – OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

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

On July 31, 2001, the Company organized a wholly-owned Connecticut statutory business trust which issued $15 million face amount of the trust’s Floating Rate Capital Trust Pass-Through Securities (“2001 Trust Preferred Securities”) to a private investor.  Simultaneously, the trust used the proceeds of that sale to purchase $15 million principal amount of the Company’s Floating Rate Junior Subordinated Deferrable Interest Debentures due 2031 (“2001 Subordinated Debt”).  Both the 2001 Trust Preferred Securities and the 2001 Subordinated Debt are callable at any time after five years from the issue date.  The 2001 Subordinated Debt is an unsecured obligation of the Company and is junior in right of payment to all present and future senior indebtedness of the Company and is pari passu with the 2000 Subordinated Debt.  The 2001 Trust Preferred Securities are guaranteed by the Company on a subordinated basis.  The Company used the net proceeds for general corporate purposes.

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

9. INCOME TAXES

The provision for income taxes for each of the three years in the period ended December 31, 2001 consists of the following:

	2001	2000	1999
	(Dollars in thousands)
Federal:
Current	$9,573	$9,547	$7,902
Prepaid	(778)	(1,604)	(1,289)
	8,795	7,943	6,613

State:
Current	1,532	1,155	1,160
Prepaid	(205)	(433)	(282)
	1,327	722	878

	$10,122	$8,665	$7,491

The difference between the total expected provision for income taxes computed by applying the statutory federal income tax rate to income before provision for income taxes and the recorded provision for income taxes for the three years in the period ended December 31, 2001 follows:

	2001	2000	1999
	(Dollars in thousands)
Provision at statutory rate	$9,440	$8,097	$7,064
State taxes, net of federal benefit	863	469	570
Good will amortization	275	275	275
Nondeductible expenses	30	15	14
Tax exempt interest	(110)	(61)	(313)
Dividend received deduction	(10)	(11)	(12)
Life insurance	(244)	–	(107)
Other, net	(122)	(119)	–

Provision for income taxes	$10,122	$8,665	$7,491

In August of 1996, Congress passed the Small Business Job Protection Act of 1996.  Included in the bill was the repeal of IRC Section 593, which allowed thrift institutions special provisions in calculating bad debt deductions for income tax purposes.  Thrift institutions are now viewed as commercial banks for income tax purposes.  The repeal is effective for tax years after December 31, 1995.

One effect of this legislative change was to suspend the Bank’s bad debt reserve for income tax purposes as of its base year (October 31, 1988).  Any bad debt reserves in excess of the base year amount is subject to recapture over a six-year time period.  The suspended (i.e. base year) amount is subject to recapture upon the occurrence of certain events, such as a complete or partial redemption of the Bank’s stock or if the Bank ceases to qualify as a bank for income tax purposes.

At December 31, 2001, the Bank’s surplus includes approximately $7.7 million of bad debt reserves, representing the base year amount, for which income taxes have not been provided.  Since the Bank does not intend to use the suspended bad debt reserve for purposes other than to absorb the losses for which it was established, deferred taxes in the amount of $3.2 million have not been recorded with respect to such reserve

The components of the net deferred tax asset (included in other assets in the accompanying consolidated balance sheet) at December 31, 2001 and 2000 follow:

	2001	2000
	(Dollars in thousands)
Allowance for loan losses	$5,272	$5,248
Deferred tax loan loss reserve	(256)	(520)
Depreciation	1,768	1,640
Deferred com pensation	1,495	969
Pension accrual	272	401
Limited partnership investments	(707)	(630)
Accretion on bonds	(371)	(193)
Purchase business combination	78	103
Unrealized losses (gains) on available-for-sale securities	(1,881)	1,795
Intangible assets	755	427
Other, net	150	(34)

Net deferred tax asset	$6,575	$9,206

10. PENSION BENEFITS

The Company has a defined benefit pension plan covering most employees.  Employees are eligible to participate upon the attainment of age 21 and the completion of one year of service.  Benefits are based primarily on years of service and employees’ final five-year average pay.  Contributions by the Company are consistent with the funding requirements of federal law and regulations.  Pension plan assets consist primarily of mutual funds, bonds and government securities.

The assumptions utilized include a discount rate of 7.0% at October 31, 2001, and 7.75% at October 31, 2000 and 1999, respectively.  The rate on increase in future compensation levels used in determining the actual present value of the projected benefit obligation was 4.0% in 2001, 2000 and 1999.  The expected long-term rate of return on assets was 8.0% in 2001, 2000 and 1999.

The following table sets forth the changes in the plan’s benefit obligations and assets together with the plan’s funded status and the amounts recognized in the Company’s consolidated financial statements at December 31, 2001 and 2000 for the plan’s October 31 fiscal year end:

	2001	2000
	(Dollars in thousands)
Change in Benefit Obligation:
Projected benefit obligation at the beginning of the plan year	$6,335	$5,446
Service cost	687	532
Interest cost	491	422
Actuarial loss	617	292
Benefits paid	(405)	(357)
Projected benefit obligation at the end of the plan year	$7,725	$6,335
Actuarial present value of vested benefits	$5,050	$4,662
Actuarial present value of accumulated benefit obligation	$5,129	$4,763

Change in Plan Assets:
Fair value of plan assets at the beginning of the year	$8,789	$8,000
Return on assets	(975)	1,146
Contributions	686	—
Benefits paid	(405)	(357)
Fair value of plan assets at the end of the year	$8,095	$8,789

Reconciliation of the Funding Status of the Plan:
Funded status	$370	$2,454
Transition liability	52	57
Deferred gain	(1,050)	(3,485)
Accrued expense	$(628)	$(974)

Net periodic pension benefit cost for the years ended December 31, 2001, 2000 and 1999 included the following components:

	2001	2000	1999
	(Dollars in thousands)
Service cost – benefits earned during the year	$687	$532	$587
Interest cost on projected benefit obligation	491	422	366
Expected return on plan assets	(703)	(640)	(487)
Net amortization and deferral	(134)	(131)	(69)

Net periodic pension cost	$341	$183	$397

The Company has no postretirement or postemployment benefit arrangements other than pension benefits with its employees, except as stated in Notes 11 and 14.

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

The Company’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for loan commitments, standby letters of credit and recourse arrangements is represented by the contractual amount of those instruments.  The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  For forward commitments, the contract or notional amounts do not represent exposure to credit loss.  The Company controls the credit risk of its forward commitments through credit approvals, limits and monitoring procedures.

Financial instruments with off-balance sheet risk at December 31, 2001 and 2000 follow:

	Contractual Amount
	2001	2000
	(Dollars in thousands)
Commitments to originate loans	$54,250	$50,302
Unused lines of credit	74,574	65,458
Commercial and stand by letters of credit	22,594	17,371
Loans sold with recourse	334	594
Unadvanced portions of construction loans	37,892	48,023
Forward commitments	4,202	1,767

Commitments to originate loans are agreements to lend to customers provided there are no violations of any conditions established in the contracts.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon extension of credit, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

LEASE COMMITMENTS

The Company has operating leases on twelve of its facilities.  Most of the leases have renewal options.  Total rent expense under these leases for 2001, 2000 and 1999 was $1,395,000, $1,302,000 and $1,039,000, respectively.

The following is a schedule of future minimum lease payments, excluding options, for operating leases (dollars in thousands):

Year ending December 31,
2002	$1,423
2003	1,390
2004	1,279
2005	695
2006	289
Thereafter	1,114

Total future minimum lease payments	$6,190

EMPLOYMENT AND TERMINATION AGREEMENTS

The Company and the Bank has entered into employment agreements with two executive officers.  Each employment agreement is for a three-year term, commencing on January 1, 1997 and is extended daily until notice of non-renewal is given by either the officer or the Company or the Bank.  Under both of the employment agreements, if the officer’s employment is terminated for any reason other than for “cause”, as defined in the employment agreement, or if the officer terminates his employment for “good reason”, as defined therein, the officer will be entitled to receive a lump sum severance benefit equal to three times the officer’s highest annual “Total Compensation,” as defined therein, during the three preceding fiscal years as well as the continuation of certain benefits for the remaining term of the employment agreement and a pension adjustment as specified in the employment agreement.

In addition, the Company, the Bank and five officers (including the two officers referred to above) have entered into special termination agreements that provide for the payment, under certain circumstances, of a lump-sum amount upon termination following a “Change of Control” as defined therein.  The lump-sum amounts for three of these officers are based on three times the officer’s current base salary and the highest annual bonus paid during the three fiscal years preceding the termination of employment.  The lump-sum amounts for the other two officers are based on two times such base salary and highest bonus.  Additionally, the first three officers would continue to receive disability and medical benefits for three years after such termination.  Also, the pensions of the officers who do not have employment contracts would be credited with a number of additional years of accrual equal to the multiple of base salary applicable to such officer’s severance benefits.  In the case of such a termination, the two officers with employment agreements could elect to receive (in lieu of any benefits due under such officer’s special termination agreement) such termination benefits as he may receive under his employment agreement.

The Company and the Bank have entered into an Executive Salary Continuation Agreement (“SERP”) with the Company’s Chairman and Chief Executive Officer.  Under this agreement, the officer would be entitled to certain payments following retirement at or after age 62.  Payments under the agreement will equal 65% of the highest annual compensation (including bonuses) received during any of the five years preceding retirement, reduced by a portion of social security benefits payable as well as amounts payable pursuant to other qualified defined benefit pension plans.  The agreement also provides for certain reduced payments if the officer’s employment terminates before age 62, and for certain benefits in the event of disability and upon death, under certain circumstances.  The SERP provides for the funding of a Trust by the Company in the event of a Change of Control, as defined therein, in an amount necessary to fulfill the Company’s and the Bank’s obligations thereunder.

The Company and the Bank have entered into an Executive Salary Continuation Agreement (“SERP”) with the Company’s President and Chief Operating Officer.  Under this agreement, the officer would be entitled to certain payments following retirement at or after age 62.  Payments under the agreement will equal 65% of the average of the two highest annual compensation amounts (including bonuses) received during any of the ten years preceding retirement, reduced by a portion of social security benefits payable as well as amounts payable pursuant to other qualified pension plans.  The agreement also provides for certain reduced payments if the officer’s employment terminates before age 62, and for certain benefits in the event of disability and upon death, under certain circumstances.   The SERP provides for the funding of a Trust by the Company in the event of a Change of Control, as defined therein, in an amount necessary to fulfill the Company’s and the Bank’s obligations thereunder.

The Company and the Bank have also entered into Benefit Enhancement Plans (“BEP”) for three executive officers other than the Chairman and Chief Executive Officer and President and Chief Operating Officer.  Under the BEP, the Company agrees to provide additional retirement benefits to compensate the officers for benefits that otherwise would be lost due to the limitations imposed by the Internal Revenue Code.

LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incidental to its business, none of which is believed by management, based on discussion with legal counsel, to be material to the financial condition or operations of the Company.

12. MANAGEMENT INCENTIVE COMPENSATION PLAN

The Company has a Management Incentive Compensation Plan (the “Incentive Plan”) as a means of recognizing achievement on the part of individual officers and management as a whole.  In 2001, 2000 and 1999 the Company awarded $823,000, $752,000, and $601,000, respectively, for bonuses in connection with the Incentive Plan.

13. STOCK PLANS

The Company has three stock plans.  The first was adopted in 1987 as a performance incentive for its directors, officers, employees and other key persons (the “1987 Stock Option Plan”).  The 1987 Stock Option Plan provided for the granting of “Incentive Stock Options” and “Non-qualified Stock Options”.  Options granted under the 1987 Stock Option Plan have an exercise price per share equal to at least the fair market value of a share of the Company’s common stock on the date the option is granted and expire no later than 10 years after the date of grant.  As of December 31, 2001, 265,557 shares are reserved for issuance under this plan with respect to the current outstanding options; no more options may be granted under this plan.

The second stock plan (the “1996 Stock Option Plan”) was assumed under the terms of the agreement related to the Company’s purchase of Finest Financial Corp. on December 30, 1996.  Non-qualified options totaling 114,465 shares have been granted under this plan at an exercise price of $7.67 per share to two former officers of Finest.  During 1997, 26,415 options were exercised.  The remaining 88,050 options were vested and exercisable at December 31, 1999 and expire October 1, 2005.  None of these options were exercised during 2001, 2000 and 1999.  The weighted average estimated life of these outstanding options is 3.8 years.  The estimated fair value of these options totaling $438,400 was recorded as part of the acquisition price and, accordingly, the pro forma compensation cost discussed below excludes the effect of these options.  No more options may be granted under this plan.

The third stock plan (the “1997 Stock Incentive Plan”) was adopted in 1997 as a performance incentive for the Company’s directors, officers, and employees.  Incentive stock options, non-qualified stock options, unrestricted stock awards, conditioned stock awards, performance share awards and stock appreciation rights may be granted pursuant to the 1997 Stock Incentive Plan.  Incentive stock options granted under the 1997 Stock Incentive Plan have an exercise price per share equal to at least the fair market value of a share of the Company’s common stock on the date the option is granted and expire no later than 10 years after the date of grant.  The company has reserved 800,000 shares for issuance pursuant to awards granted under the 1997 Stock Incentive Plan.

The Company accounts for stock options at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.  Had compensation costs for the stock option plans been determined using the fair value method based upon the Modified Black-Scholes American option model, the Company’s 2001, 2000 and 1999 net income and earnings per share from operations would have been reduced to the following pro forma amounts (dollars in thousands except per share amounts):

	2001	2000	1999
Net income:
As reported	$16,850	$14,468	$12,692
Pro forma	16,557	14,058	12,170

Basic EPS:
As reported	$2.27	$1.95	$1.67
Pro forma	2.23	1.90	1.60

Diluted EPS:
As reported	$2.18	$1.90	$1.63
Pro forma	2.15	1.86	1.57

Pro forma compensation cost may not be representative of that in future years.

The following table summarizes various facts and assumptions pertaining to the 1987 Stock Option Plan and the 1997 Stock Incentive Plan for the year ended December 31, 2001:

2001
Number of Options:
Outstanding at beginning of year	975,681
Granted	157,500
Expired	(4,801)
Exercised	(199,844)
Outstanding at end of year	928,536
Exercisable at end of year	625,328

For options exercisable from $5.25 to $8.50 per share:

Weighted average price per share:
Outstanding at beginning of year	$7.066
Granted	—
Expired	—
Exercised	7.181
Outstanding at end of year	6.938
Exercisable at end of year	6.938

Number of Options:
Outstanding at end of year	74,367
Exercisable at end of year	74,367

Weighted average remaining contractual life of options outstanding at end of year:	2.51 years

For options exercisable from $11.375 to $16.75 per share:

Weighted average price per share:
Outstanding at beginning of year	$14.011
Granted	—
Expired	14.459
Exercised	14.329
Outstanding at end of year	13.956
Exercisable at end of year	13.941

Number of Options:
Outstanding at end of year	465,669
Exercisable at end of year	319,961

Weighted average remaining contractual life of options outstanding at end of year:	6.58 years

For options exercisable from $17.625 to $23.984 per share:

Weighted average price per share:
Outstanding at beginning of year	$22.023
Granted	21.563
Expired	20.864
Exercised	20.523
Outstanding at end of year	21.998
Exercisable at end of year	22.295

Number of Options:
Outstanding at end of year	388,500
Exercisable at end of year	231,000

Weighted average remaining contractual life of options outstanding at end of year:	7.40 years

Weighted average expected life of options at grant	10 years

Weighted average risk-free interest rates at grant	5.13%

Weighted average dividend yield at grant	3.71%

Weighted average expected volatility at grant	23.29%

14. 401(k) PLAN

Under the 401(k) Plan (the “Plan”), eligible employees (“participants”) may make contributions up to 15% of their compensation with certain limitations.  The Company may elect to make basic matching contributions.  During 2001, 2000 and 1999, the Company made basic matching contributions equal to 50% of the first 4% of each participant’s compensation, or a maximum of 2%.  Basic matching contributions for 2001, 2000 and 1999 amounted to $191,000, $170,000 and $156,000, respectively.  The Plan also provides for discretionary supplemental matching contributions. These contributions are allocated to participants in the same manner as described above.  There were no supplemental matching contributions in 2001, 2000 and 1999.

15. STOCKHOLDERS’ EQUITY

At the time of conversion to stock form, the Bank established a liquidation account in the amount of $41,426,000 (unaudited).  In accordance with Massachusetts statutes, the liquidation account is maintained for the benefit of Eligible Account Holders who continue to maintain their accounts in the Bank after the conversion.  The liquidation account is reduced annually to the extent that Eligible Account Holders have reduced their qualifying deposits.  Subsequent increases will not restore an Eligible Account Holder’s interest in the liquidation account.  In the event of a complete liquidation, each Eligible Account Holder is entitled to receive a distribution from the liquidation account in a proportionate amount to the current adjusted qualifying balances for the account then held.

16. REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to regulatory capital requirements administered by the FDIC.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgment by the FDIC about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2001, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management is aware of that would have changed the institution’s category.

The Bank may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

The following table displays the Bank’s capital calculations as defined under prompt corrective action for the periods indicated:

	Actual Capitalization		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
December 31, 2001

Tier I (Core) Capital (to Adjusted Assets)	$114,647	7.22%	$63,486	4.00	$79,358	>=	5.00%

Tier I Capital (to Risk Weighted Assets)	114,647	9.56	47,958	4.00	71,937		6.00

Total Risk Based Capital (to Risk Weighted Assets)	127,405	10.63	95,916	8.00	119,895		10.00

	Actual Capitalization		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2000

Tier I (Core) Capital (to Adjusted Assets)	$98,021	6.48%	60,483	4.00%	$75,603	>=	5.00%

Tier I Capital (to Risk Weighted Assets)	98,021	9.10	43,090	4.00	64,635		6.00

Total Risk Based Capital (to Risk Weighted Assets)	110,594	10.27	86,180	8.00	107,725		10.00

17. STOCK REPURCHASE PROGRAM

On January 8, 1998, the Company announced that its Board of Directors had authorized the Company to repurchase up to 375,000 shares of its outstanding common stock from time to time at prevailing market prices.  During 1999 and 1998, the Company repurchased 56,800 shares and 110,500 shares, respectively.  At December 31, 1999, there were approximately 207,700 shares still authorized to be repurchased under this plan.  On March 9, 2000, the Company’s Board of Directors authorized the repurchase of additional shares of its common stock up to a total of 970,000 shares.  For the years ended December 31, 2001 and 2000, the Company repurchased 0 and 276,000 shares, respectively.

18. PREFERRED STOCK

The Company’s Board of Directors has authorized a series of 100,000 shares of preferred stock designated as Series A Junior Participating Cumulative Preferred Stock, par value $0.10 per share (“Series A Stock”) and has declared a dividend distribution of one Preferred Stock Purchase Right (the “Right”) for each outstanding share of the Company’s common stock.

Pursuant to the Company’s Shareholder Rights Plan, each Right entitles the holder to purchase from the Company a unit consisting of one one-hundredth of a share of Series A Stock, par value $0.10 per share, at an initial cash exercise price of $28 per unit, subject to adjustment.  The Rights are not exercisable and remain attached to all outstanding shares of the Company’s common stock until the earliest of (i) 10 days following a public announcement that a person or group of affiliated or associated persons (an “Acquiring Person”) has acquired beneficial ownership of 20% or more of the outstanding shares of the Company’s common stock (the date of said announcement being referred to as the “Stock Acquisition Date”), (ii) 10 business days following the commencement of a tender offer or exchange offer that would result in a person or group becoming an Acquiring Person or (iii) the declaration by the Company’s Board of Directors that a person is an “Adverse Person,” as such term is defined in the Company’s Shareholder Rights Plan.

In the event that a Stock Acquisition Date occurs or the Board determines that a person is an Adverse Person, each holder of a Right will be entitled to receive, upon exercise, that number of units of Series A Stock having a fair value of two times the exercise price of the Right.  In the event that, at any time following the Stock Acquisition Date, (i) the Company is acquired in a merger or other business combination transaction or (ii) 50% or more of the Company’s assets or earning power is sold, each holder of a Right shall thereafter have a right to receive, upon exercise, common stock of the acquiring company having a fair value equal to two times the exercise price of the Right.  The holders of Series A Stock would be entitled to preferred rights with respect to dividends, voting and liquidation.

19. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

BORROWED FUNDS

The carrying amount of borrowings payable within 90 days approximates fair value.  Fair values of other borrowings are estimated using discounted cash flow analyses based on the Company’s current borrowing rates for similar types of borrowing arrangements.  The carrying value for other short-term borrowings approximates fair value due to the short-term nature of these instruments.

OFF-BALANCE SHEET INSTRUMENTS

The fair values of the Company’s off-balance sheet instruments (lending commitments and letters of credit) are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreement and the counterparties’ credit standing.

At December 31, 2001 and 2000, the estimated fair value of off-balance-sheet financial instruments, consisting primarily of loan commitments, were not material.

ASSUMPTIONS

Fair value estimates are made at a specific point in time, based on relevant market information about specific financial instruments.  These estimates do not reflect any premium or discount that could result from offering for sale at one time the Company’s entire holdings of a particular financial instrument.  Because no market exists for a significant portion of the Company’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors.  These estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision.  Changes in assumptions could significantly affect the estimates.

The estimated fair values of the Company’s financial instruments follow:

	December 31, 2001		December 31, 2000
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$54,237	$54,237	$28,840	$28,840
Investment securities available-for-sale	400,551	400,551	439,348	439,348
Stock in Federal Home Loan Bank
of Boston and Savings Bank Life
Insurance Company	13,965	13,965	13,965	13,965
Loans , net	1,036,145	1,058,780	955,870	962,699
Mortgage loans held-for sale	4,202	4,202	1,767	1,767
Other earning assets	17,717	17,717	17,601	17,601
Accrued interest receivable	7,912	7,912	9,852	9,852

Financial liabilities
Deposits	1,217,163	1,223,216	1,127,523	1,131,942
Borrowed funds	206,275	199,706	267,409	267,793

20. CONDENSED PARENT COMPANY FINANCIAL STATEMENTS-FIRST ESSEX BANCORP, INC.

Condensed financial statements of First Essex Bancorp, Inc. as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999 follows:

	2001	2000
	(Dollars in thousands)
Balance Sheets
Assets:
Cash and cash equivalents	$15,689	$1,080
Investment in First Essex Bank	134,258	114,389
Investment in First Essex Capital Trust I	321	336
Investment in First Essex Capital Statutory Trust II	468	—
Other assets	—	1,220

Total assets	$150,736	$117,025

Liabilities and stockholders’ equity:

Subordinated debt	$25,053	$9,995
Other liabilities	489	1,298
Stockholders equity	125,194	105,732

Total liabilities and stockholders’ equity	$150,736	$117,025

	2001	2000	1999
	(Dollars in thousands)
Statements of Operations
Income:

Interest on investments	$138	$123	$16
Other income	—	130	5
Total income	138	253	21

Expenses:
Interest on subordinated debt	1,637	894	—
Operating expenses	3	—	—

Income (loss) before provision (benefit) for income taxes and
equity in undistributed net income of subsidiaries	(1,502)	(641)	21
Provision (benefit) for income taxes	(1,325)	(805)	42
Income (loss) before equity in income of subsidiary	(177)	164	(21)
Equity in undistributed net income of First Essex Bank	16,980	14,278	12,713
Equity in undistributed net income of First Essex Capital Trust I	34	26	—
Equity in undistributed net income of First Essex Capital Statutory Trust II	13	—	—

Net income	$16,850	$14,468	$12,692

	2001	2000	1999
	(Dollars in thousands)
Statement of Cash Flows
Cash flows from operating activities:

Net income	$16,850	$14,468	$12,692
Adjustments to reconcile net income
to net cash provided by operating activities:
Equity in income of First Essex Bank	(16,980)	(14,278)	(12,713)
Equity in income of First Essex Capital Trust I	(34)	(26)	—
Equity in income of First Essex Capital Statutory Trust II	(13)	—	—
Provision for prepaid income taxes	(983)	(2,037)	(1,571)
Amortization of fees associated with issuance
of subordinated debt	74	25	—
Decrease in other assets	704	2,181	1,977
Decrease in other liabilities	(1,000)	(209)	(463)

Net cash (used in) provided by operating activities	(1,382)	124	(78)

Cash flows from investing activities:

Dividends and other capital distributions
received from First Essex Bank	4,800	300	4,900
Dividends and other capital distributions
received from First Essex Capital Trust I	49	—	—
Dividends and other capital distributions
paid to First Essex Capital Statutory Trust II	(455)	(310)	—

Net cash provided by (used in) investing activities	4,394	(10)	4,900

Cash flows from financing activities:

Proceeds from issuance of subordinated debt	14,984	9,970	—
Common Stock Repurchase	—	(4,291)	(909)
Stock options exercised	2,518	244	472
Dividends paid	(5,905)	(5,369)	(4,863)

Net cash provided by (used in) financing activities	11,597	554	(5,300)

Net increase (decrease) in cash and cash equivalents	14,609	668	(478)

Cash and cash equivalents at beginning of year	1,080	412	890

Cash and cash equivalents at end of year	$15,689	$1,080	$412

21. RESTRICTIONS ON SUBSIDIARY BANK LOANS, ADVANCES AND DIVIDENDS

The Federal Reserve Act restricts the Bank with respect to lending or advancing funds to the Company unless such loans are collateralized by specific obligations and limits collateralized loans to 10% of the Bank capital stock and surplus.  At December 31, 2001, no amounts were available to be transferred from the Bank to the Company in the form of loans or advances.  In addition, under the FDIC prompt corrective action regulations, which took effect on December 19, 1992, the Bank generally would be prohibited from making any capital distribution if, after the distribution, the Bank would have (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a Tier I core capital ratio of less than 3%.

22. QUARTERLY DATA (UNAUDITED)

A summary of quarterly financial data for the years ended December 31, 2001 and 2000 follows:

	Year Ended December 31, 2001
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

	(Dollars in thousands, except per share amounts)
Interest and dividend income	$27,813	$28,805	$29,265	$29,765
Interest expense	12,310	14,093	14,878	15,784
Net interest income	15,503	14,712	14,387	13,981
Provision for loan losses *	1,725	1,125	1,125	1,125
Net interest income after
provision for loan losses	13,778	13,587	13,262	12,856
Noninterest income	2,292	2,294	2,277	2,009
Noninterest expense	8,762	8,304	8,463	8,264
Minority interest	561	468	281	280

Income before income taxes	6,747	7,109	6,795	6,321
Provision for income taxes	2,539	2,674	2,529	2,380
Net income	$4,208	$4,435	$4,266	$3,941

Earnings per share - basic	$0.56	$0.60	$0.58	$0.54

Earnings per share - diluted	$0.54	$0.57	$0.56	$0.52

	Year Ended December 31, 2000
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

	(Dollars in thousands, except per share amounts)
Interest and dividend income	$29,482	$28,801	$27,559	$25,767
Interest expense	16,313	15,647	14,390	13,614
Net interest income	13,169	13,154	13,169	12,153
Provision for loan losses	975	1,410	725	600
Net interest income after
provision for loan losses	12,194	11,744	12,444	11,553
Noninterest income	2,154	2,218	1,688	1,752
Noninterest expense	8,677	7,567	7,747	7,755
Minority interest	280	281	280	27

Income before income taxes	5,391	6,114	6,105	5,523
Provision for income taxes	1,770	2,349	2,388	2,158
Net income	$3,621	$3,765	$3,717	$3,365

Earnings per share - basic	$0.49	$0.51	$0.50	$0.44

Earnings per share - diluted	$0.48	$0.50	$0.49	$0.43

*For an explanation of the 2001 increase in the provision for loan losses, See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations - Provision for Loan Losses.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in, or disagreements with, accountants on accounting and financial disclosures.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will appear under the headings “Information Regarding Directors and Nominees”, “Executive Officers” and “Compliance with Section 16(a) of the Exchange Act” of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 2, 2002 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2001 (the Proxy Statement”), and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will appear in the Proxy Statement under the headings “Summary Compensation Table,” “Stock Options Granted in Fiscal 2001,” “Aggregated Option/SAR Exercises in Last Fiscal Year and FY-end Option/SAR Values,” “Pension Plan,” “Executive Salary Continuation Agreement,” “Employment Contracts, Termination of Employment and Change in Control Arrangements,” and “Compensation/Nominating Committee Interlocks and Insider Participation” and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this item will appear in the Proxy Statement under the headings “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item will appear in the Proxy Statement under the heading “Certain Transactions with Management and Others” and is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)           (1) Index of Financial Statements:

                The following financial statements appear in response to Item 8 of this Report.

Reports of Independent Public Accountants

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Operations for the Years Ended December 31, 2001, 2000, and 1999

Consolidated Statements of Stockholders’ Equity for the Years Ended December 31, 2001, 2000 and 1999

Consolidated Statements of Cash Flows for the Years Ending December 31, 2001, 2000 and 1999

Notes to Consolidated Financial Statements

(a)                                  (2) Index of Financial Statement Schedules:

                The following financial statement schedules appear in response to Item 8 of this report or as part of this Item 14:

Schedule I — Indebtedness to Related Parties.  This information required by this schedule is not material and is therefore omitted.

Schedule II — Guarantees of Securities of other Issuers.  Not applicable.

(b)                                  Reports on Form 8-K:

                No reports on Form 8-K were filed by the registrant during the fiscal quarter ended December 31, 2001.

(c)                                  Exhibits:

(3) Articles of Incorporation and By-laws:
3.1 -	The Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 33-10966,
filed with the Securities and Exchange Commission on April 17, 1987 (“Amendment No. 1 to the Form S-1”);

3.2 -	The Amended and Restated By-laws of the Company are incorporated herein by reference to Exhibit 4.1 of the Company’s current report on Form 8-K filed on December 28, 1992.

(10) Material Contracts:
10.1 -	The First Essex Bancorp, Inc. 1987 Stock Option Plan is incorporated herein by reference to Appendix B to the prospectus included in the Company’s Registration Statement on Form S-8, registration number 33-21292, filed on
April15, 1988;

10.2 -	The First Essex Bancorp, Inc. Rights Agreement is incorporated herein by reference to Exhibit 1 to the Company’s
Report on Form 8-A filed on October 12, 1999.

*10.3-	(a) Amended and Restated Executive Salary Continuation Agreement dated as of January 1, 1991 between First Essex
Bancorp, Inc., First Essex Bank, FSB and Leonard A. Wilson, incorporated by reference to Exhibit 10.3 to the
Company’s Annual Report on Form 10-K for the year ended December 31, 1991.
(b) Amendment to Executive Salary Continuation Agreement dated as of January 1, 2000 between First Essex
Bancorp, Inc., First Essex Bank, FSB and Leonard A. Wilson, incorporated by reference to Exhibit 10.3 to the
Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

*10.4-	(a) Amended and Restated Employment Agreement dated as of October 9, 1997 between Leonard A. Wilson and First
Essex Bancorp, Inc., incorporated herein by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form
10-Q for the quarter ended September 30, 1997.

(b) Letter Agreement between First Essex Bancorp Inc., First Essex Bank, FSB and Leonard A. Wilson dated as of December 16, 1999, amending Special Termination Agreement and Employment Agreements, incorporated by reference to Exhibit 10.4(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

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
Essex Bank FSB, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the
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
Company’s Annual Report on Form 10-K for the year ended December 31, 1999.
(c) Form of Letter Agreement between First Essex Bancorp, Inc., First Essex Bank, FSB and each of John M.
DiGaetano and Wayne C. Golon, dated as of December 16, 1999, amending Special Termination Agreements, incorporated, by reference to Exhibit 10.10(c) to the Company’s Annual Report on Form 10-K for the year ended
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

(23)         Consent of Experts and Counsel:

Consent of Arthur Andersen LLP is attached hereto as Exhibit 23.

(99)         Letter from the Company to the SEC with respect to representations received from

Arthur Andersen LLP is attached hereto as Exhibit 99.

*Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ESSEX BANCORP, INC.

Date: March 14, 2002

/s/ Leonard A. Wilson
Leonard A. Wilson
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following people on behalf of the registrant in the capacities and on the dates indicated:

/s/ Leonard A. Wilson	Chairman and Chief Executive Officer	March 14, 2002
Leonard A. Wilson	(Principal Executive Officer)

/s/ William F. Burke	Chief Financial Officer	March 14, 2002
William F. Burke	(Principal Financial and Accounting Officer)

/s/ Thomas S. Barenboim	Director	March 14, 2002
Thomas S. Barenboim

/s/ Augustine J. Fabiani	Director	March 14, 2002
Augustine J. Fabiani

/s/ William Lane	Director	March 14, 2002
William L. Lane

/s/ Frank J. Leone, Jr.	Director	March 14, 2002
Frank J. Leone, Jr.

Director
Robert H. Pangione

/s/ Brian W. Thompson	Director	March 18, 2002
Brian W. Thompson

/s/ Walter W. Topham	Director	March 14, 2002
Walter W. Topham

/s/ Robert H. Watkinson	Director	March 14, 2002
Robert H. Watkinson