Form 10-Q
period 2002-03-31
FIRST ESSEX BANCORP INC
filed 2002-05-10
CIK 808246

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 3/31/02

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number 0-16143

FIRST ESSEX BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-943217
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

71 Main Street, Andover, MA	01810
(Address of principal executive offices)	(Zip Code)

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

Yes ☒	No ☐

The number of shares outstanding of each of the registrant’s classes of common stock as of March 31, 2002:

Title of Class	Shares Outstanding

Common Stock, $.10 par value	7,602,776

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

FIRST ESSEX BANCORP, INC.

ITEM 1.  FINANCIAL STATEMENTS

FIRST ESSEX BANCORP, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2002	December 31, 2001
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$126,626	$54,237
Investment securities available-for-sale	380,576	400,551
Stock in Savings Bank Life Insurance Company	1,194	1,194
Stock in Federal Home Loan Bank of Boston	12,771	12,771
Mortgage loans held-for-sale	6,002	4,202
Loans receivable, less allowance for loan losses of $13,623 and $12,758	1,051,581	1,036,145
Foreclosed property	352	417
Bank premises and equipment	9,525	9,621
Accrued interest receivable	7,542	7,912
Goodwill	11,576	11,633
Core deposit intangible	4,701	5,062
Other assets	59,105	48,574

	$1,671,551	$1,592,319

LIABILITIES AND STOCKHOLDERS‘ EQUITY
Deposits	$1,296,583	$1,217,163
Borrowed funds	203,859	206,275
Mortgagors’ escrow accounts	1,469	544
Other liabilities	17,481	18,864
Total liabilities	1,519,392	1,442,846

Company-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	24,311	24,279

STOCKHOLDERS‘ EQUITY:
Serial preferred stock: $.10 par value per share; 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $.10 par value per share; 25,000,000 shares authorized, 10,032,076 and 9,963,044 shares issued	1,003	996
Additional paid-in capital	81,664	81,035
Retained earnings	66,807	63,782
Treasury stock, at cost, 2,429,300 shares	(23,535)	(23,535)
Accumulated other comprehensive income	1,909	2,916
Total stockholders’ equity	127,848	125,194

	$1,671,551	$1,592,319

FIRST ESSEX BANCORP, INC.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended March 31 ,
	2002	2001
	(Dollars in thousands, except per share amounts)
Interest and dividend income:
Loans	$19,987	$21,891
Investment securities available-for-sale	6,081	7,412
Short-term investments	169	196
Other earning assets	267	266
Total interest and dividend income	26,504	29,765

Interest expense:
Deposits	8,363	12,051
Borrowed funds	2,362	3,733
Total interest expense	10,725	15,784

Net interest income	15,779	13,981
Provision for loan losses	1,812	1,125

Net interest income after provision for loan losses	13,967	12,856

Non-interest income:
Net gain on sales of loans and servicing rights	410	279
Loan fees	266	181
Other income	1,825	1,549
Total non-interest income	2,501	2,009

Non-interest expense:
Salaries and employee benefits	4,532	4,106
Buildings and equipment	1,229	1,258
Professional services	318	391
Information processing	744	724
Foreclosed expenses	87	48
Amortization of goodwill	57	253
Amortization of core deposit intangible	361	381
Other	1,245	1,103
Total non-interest expenses	8,573	8,264

Minority interest	513	280

Income before provision for income taxes	7,382	6,321

Provision for income taxes	2,684	2,380
Net income	$4,698	$3,941

Earnings per share—Basic	$0.62	$0.54
Earnings per share—Diluted	$0.60	$0.52
Dividends declared per share	$0.22	$0.20

Weighted average number of shares—basic	7,569,766	7,337,874
Weighted average number of shares—diluted	7,880,293	7,625,852

FIRST ESSEX BANCORP, INC.

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2002 and 2001

(Unaudited)

		Components of Stockholders’ Equity
	Comprehensive Income	Common Stock	Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	(Dollars in thousands)
Balance at December 31, 2001		$996	$81,035	$63,782	$(23,535)	$2,916	$125,194
Comprehensive income:
Net income	$4,698			4,698			4,698
Other comprehensive income:
- Unrealized securities losses, net of tax benefit, arising during the period	(1,007)
- Reclassification adjustment for security gains/(losses) included in net income, net of tax	0
Total other comprehensive income income	(1,007)					(1,007)	(1,007)
Total Comprehensive income	$3,691
Cash dividends declared				(1,673)			(1,673)
Stock options exercised		7	629				636
Balance at March 31, 2002		$1,003	$81,664	$66,807	$(23,535)	$1,909	$127,848

Balance at December 31, 2000		$976	$78,094	$53,027	$(23,535)	$(2,830)	$105,732
Comprehensive income:
Net income	$3,941			3,941			3,941
Other comprehensive income:
- Unrealized securities gains, net of tax expense, arising during the period	4,537
- Less: reclassification adjustment for security losses included in net income, net of tax benefit	0
Total other comprehensive income income	4,537					4,537	4,537
Total comprehensive income	$8,478
Cash dividends declared				(1,468)			(1,468)
Stock options exercised		2	111				113
Balance at March 31, 2001		$978	$78,205	$55,500	$(23,535)	$1,707	$112,855

FIRST ESSEX BANCORP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$4,698	$3,941
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	1,812	1,125
Depreciation and amortization	497	487
Loss on sale of foreclosed property	(47)	(37)
Amortization of investment securities discounts and premiums, net	210	(32)
Amortization of goodwill	57	253
Amortization of core deposit intangible	361	381
Proceeds from sales of mortgage loans and mortgage servicing rights	26,194	16,410
Mortgage loans originated for sale	(27,584)	(16,567)
Realized gains on the sale of mortgage loans	(410)	(279)
Decrease in accrued interest receivable	370	1,411
Increase in other assets	(10,531)	(300)
(Decrease) increase in other liabilities	(789)	5,174

Net cash (used) provided by operating activities	(5,162)	11,967

Cash flows from investing activities:
Proceeds from maturities and principal payments of available-for-sale securities	27,896	44,636
Purchases of available-for-sale securities	(9,748)	(25,169)
Loans originated and purchased, net of principal collected	(17,904)	(30,782)
Proceeds from sales of foreclosed property	768	564
Purchases of bank premises and equipment	(369)	(179)

Net cash provided (used) by investing activities	643	(10,930)

Cash flows from financing activities:
Net increase in demand deposits, NOW accounts and savings accounts	76,299	33,020
Net increase of term deposits	3,121	9,211
Net (decrease) increase in borrowed funds with maturities of three months or less	(2,397)	2,609
Proceeds from borrowed funds with maturities in excess of three months	—	87,000
Repayments of borrowed funds with maturities in excess of three months	(19)	(90,092)
Increase in mortgagors’ escrow accounts	925	606
Dividends paid	(1,657)	(1,468)
Stock options exercised	636	113
Net cash provided by financing activities	76,908	40,999
Net increase in cash and cash equivalents	72,389	42,036
Cash and cash equivalents at beginning of period	54,237	28,840

Cash and cash equivalents at end of period	$126,626	$70,876

Supplemental disclosure of cash flow information:
Interest paid during the year	$10,699	$15,725
Income taxes paid during the year	808	—
Supplemental schedule of noncash financing and investing activities:
Real estate acquired through, or deeds in lieu of, foreclosure	656	584

FIRST ESSEX BANCORP, INC.

Notes to Consolidated Financial Statements

March 31, 2002

1.     Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of the Company and its subsidiaries, First Essex Bank, First Essex Capital Trust I, and First Essex Capital Statutory Trust II. These financial statements reflect, in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and the results of its operations and cash flows for the periods presented. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2001 Form 10-K.

Earnings Per Share

Basic EPS amounts have been computed by dividing reported earnings available to common shareholders by the weighted average number of common and common equivalent shares outstanding during the period. Dilutive EPS amounts have been computed using the weighted average number of common and common equivalent shares and the dilutive potential common shares (stock options outstanding and exercisable) during the period. Included in diluted EPS are 310,527 and 287,978 dilutive potential shares for the quarters ended March 31, 2002 and 2001, respectively. Excluded from diluted earnings per share were options to purchase 308,700 shares at March 31, 2001. These shares were excluded as the exercise price was greater than the average market price of the common shares during the period.

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

The following table provides a reconciliation of the community banking segment information to the consolidated financials:

	Community Banking	Other	Consolidation Adjustments and Eliminations	Consolidated
	(Income and Expenses are Year to Date)
	(Dollars in Thousands)
March 31, 2002
Investment securities	$394,541	$—	$—	$394,541
Net loans	1,057,583	—	—	1,057,583
Long-lived assets	68,821	—	—	68,821
Total assets	1,671,394	79,860	(79,703)	1,671,551

Total interest income	26,503	553	(552)	26,504
Total interest expense	10,781	496	(552)	10,725
Net interest income	15,722	57	—	15,779
Net income	4,991	(293)	—	4,698

March 31, 2001
Investment securities	$441,290	$—	$—	$441,290
Net loans	987,146	—	—	987,146
Long-lived assets	59,927	—	—	59,927
Total assets	1,578,561	53,214	(53,273)	1,578,502

Total interest income	29,763	283	(281)	29,765
Total interest expense	15,785	280	(281)	15,784
Net interest income	13,978	3	—	13,981
Net income	3,968	(27)	—	3,941

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST ESSEX BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

March 31, 2002

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

Results of Operations

Net income for the three months ended March 31, 2002 was $4.7 million compared to $3.9 million for same period in 2001, or a 19.2% increase.  Net interest income totaled $15.8 million for the quarter compared to $14.0 million for the same period in 2001.  The increase in net interest income of $1.8 million, combined with an increase in noninterest income of $492 thousand partially offset by increases in the provision for loan losses of $687 thousand, noninterest expense of $309 thousand, and an increase in minority interest expense of $233 thousand, accounts for the $1.1 million increase in pretax income.

Analysis of Average Yields Earned and Rates Paid

The following table presents an analysis of average yields earned and rates paid for the periods indicated:

	For the Three Months Ended March 31,
	2002			2001
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate

	(Dollars in thousands )
Assets
Earning assets
Short-term investments	$51,897	$169	1.32%	$15,551	$196	5.11%
Investment securities	411,112	6,081	6.00	443,552	7,412	6.78
Total loans (1)	1,051,008	19,987	7.71	984,552	21,891	9.02
Other earning assets	17,728	267	6.11	17,611	266	6.13
Total earning assets	1,531,745	26,504	7.02	1,461,266	29,765	8.26
Allowance for loan losses	(13,033)			(12,926)
Total earning assets less allowance for loan losses	1,518,712			1,448,340
Other assets	91,848			85,428
Total assets	$1,610,560			$1,533,768

Liabilities and Stockholders’ Equity
Deposits
NOW accounts	$77,531	$179	0.94%	$66,850	$223	1.35%
Money market accounts	99,183	481	1.97	88,633	717	3.28
Savings accounts	346,439	1,632	1.91	292,510	2,628	3.64
Time deposits	586,806	6,071	4.20	578,268	8,483	5.95
Total interest bearing deposits	1,109,959	8,363	3.06	1,026,261	12,051	4.76
Borrowed funds	203,876	2,362	4.70	265,192	3,733	5.71
Total interest bearing deposits and borrowed funds	1,313,835	10,725	3.31	1,291,453	15,784	4.96
Demand deposits	126,336			113,710
Other liabilities	18,197			11,117
Total liabilities	1,458,368			1,416,280
Trust preferred securities	24,300			9,691
Stockholders’ equity	127,892			107,797
Total liabilities, trust preferred securities and stockholders’ equity	$1,610,560			$1,533,768

Net interest income		$15,779			$13,981

Weighted average interest rate spread			3.71%			3.30%
Net yield on average earning assets (2)			4.12%			3.83%

Return on average assets			1.17%			1.03%
Return on average equity			14.69%			14.62%

(1) Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for loan losses divided by average earning assets.

Net Interest Income

Net interest income increased by $1.8 million to $15.8 million for the three months ended March 31, 2002.  This represents an increase of 12.9% from $14.0 million when compared to the same period in 2001.

Interest and Dividend Income

Interest and dividend income decreased by $3.3 million or 11.0% to $26.5 million for the three month period ended March 31, 2002, from $29.8 million in the same period in 2001.  The change is primarily due to a decrease in the yield on average earning assets to 7.02% for the period ended March 31, 2002 as compared to 8.26% for the same period of 2001.  Partially offsetting this decrease in interest and dividend income was an increase of $70.5 million or 4.8% in average earning assets.

Interest Expense

Interest expense decreased by $5.1 million or 32.1% to $10.7 million for the three months ended March 31, 2002 when compared to the same period in 2001.  This decrease is primarily the result of a decrease in the average yield on deposits and borrowings to 3.31% from 4.96% for the same period of 2001.  Partially offsetting this decrease in interest expense was an increase in average interest bearing liabilities of $22.4 million or 1.7%.

Provision for Loan Losses

Losses on loans are provided for under the accrual method of accounting.  Assessing the adequacy of the allowance for loan losses involves substantial uncertainties and is based upon management’s evaluation of the amount required to meet estimated losses inherent in the loan portfolio after weighing various factors.  Among the factors management may consider are the quality of specific loans, risk characteristics of the loan portfolio generally, the level of non-accruing loans, economic conditions and their effect on borrowers, trends in delinquencies and charge-offs and collateral values of the underlying security.  Ultimate losses may vary significantly from current estimates.  Losses on loans, including impaired loans, are charged against the allowance when management believes the collectability of principal is doubtful.

The provisions for loan losses totaled $1.8 million for the three month period ended March 31, 2002 compared to $1.1 million for the same period in 2001.  Provisions result from management’s continuing internal review of the loan portfolio as well as its judgement as to the adequacy of the reserves in light of the condition of the regional real estate and other markets, and the economy in general.  As a result of increased loans, there is an expectation that the Bank will continue to find it necessary to make provisions for loan losses in the future.  See “Financial Condition—Non-Performing Assets.”

Noninterest Income

Noninterest income consists of net gains from the sales of mortgage loans and mortgage loan servicing rights and gains on the sale of investment securities, together with fee and other noninterest income.

Noninterest income increased by $492 thousand or 24.5% to $2.5 million for the three months ended March 31, 2002 compared to $2.0 million for the same period in 2001.  This increase is primarily attributable to increases in loan and deposit fee income and gains on the sale of residential mortgage loans.

Noninterest Expense

Noninterest expenses, including minority interest on trust-preferred securities, increased $542 thousand or 6.3% to $9.1 million for the three months ended March 31, 2002 as compared to $8.5 million for the same period of 2001.  This increase is attributable to higher salary and benefit costs and interest payments on an additional $15 million of trust-preferred securities issued during the second quarter of 2001, partially offset by a reduction in the amortization of goodwill, which was required by a Financial Accounting Standard Board pronouncement implemented on January 1, 2002 (see “Recent Accounting Developments”).

Financial Condition

Total assets amounted to $1,671.6 million at March 31, 2002, an increase of $79.2 million or 5.0% from $1,592.3 million at December 31, 2001.

Loans

At March 31, 2002, the loan portfolio, including mortgage loans held for sale, and before consideration of the allowance for loan losses, was $1.1 billion, representing 64.1% of total assets, compared to $1.1 billion or 66.1% of total assets at December 31, 2001.

The following table sets forth information concerning the Company’s loan portfolio at the dates indicated.  The balances are net of unadvanced funds and unearned discounts and fees:

	March 31, 2002		December 31, 2001
	(Dollars in thousands)

Real Estate:
Residential	$79,154	7.4%	$86,205	8.2%
Commercial	170,988	16.0	161,870	15.4
Construction	73,252	6.8	70,800	6.7
Total Real Estate Loans	323,394	30.2	318,875	30.3

Owner occupied Commercial Real Estate	74,034	6.9	74,825	7.1

Commercial loans	114,367	10.7	120,101	11.4

Aircraft loans	200,709	18.7	196,496	18.7

Consumer loans
Home Equity, Home Improvement & Second Mortgage	44,961	4.2	48,475	4.6
Automobile	310,319	29.0	290,829	27.6
Other	3,422	0.3	3,504	0.3
Total consumer loans	358,702	33.5	342,808	32.5

Total loans	$1,071,206	100.0%	$1,053,105	100.0%

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

The following table summarizes the activity in the allowance for loan losses (including amounts established for impaired loans) for the periods indicated:

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2001
	(Dollars in Thousands)	(Dollars in Thousands)
Balance at beginning of period	$12,758	$12,716

Provision for loan losses	1,812	1,125

Charge-offs	(1,238)	(745)
Recoveries	291	119

Net charge-offs	(947)	(626)

Balance at end of period	$13,623	$13,215

Total loans at end of period*	$1,071,206	$1,000,361
Average loans for the period*	1,051,008	984,552
Allowance to loans ratio	1.27%	1.32%
Net charge-offs to average loans ratio (annualized)	0.36%	0.25%

*Includes loans held for sale.

Nonperforming Assets

Nonperforming assets consist of nonaccruing loans (including loans impaired under SFAS No. 114), and foreclosed property.  Nonperforming assets totaled $4.5 million at March 31, 2002 and $4.6 million at December 31, 2001.

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

The following table indicates the recorded investment of nonperforming assets and the related valuation allowance for impaired loans:

	March 31, 2002		December 31, 2001

	Recorded Investment	Impaired Loan Valuation Allowance	Recorded Investment	Impaired Loan Valuation Allowance
	(Dollars in Thousands)
Non-accruing loans
Impaired loans
Requiring a valuation allowance	$139	$139	$948	$181
Not requiring a valuation allowance	767	—	—	—
	906	139	948	181

Restructured loans	—	—	—	—

Total impaired	906	$139	948	$181

Residential mortgage	109		111
Other	3,130		3,133

Total non-accruing	4,145		4,192

Foreclosed property, net	352		417

Total non-performing assets	$4,497		$4,609

Percentage of non-performing assets to total assets	0.27%		0.29%
Percentage of allowance for loan losses to non-accruing loans	328.7%		304.3%

The valuation allowance for impaired loans is included in the allowance for loan losses on the balance sheet.

Investments

At March 31, 2002, the Company’s investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank (“FHLB”) stock and Savings Bank Life Insurance Company of Massachusetts stock, totaled $488.6 million or 29.2% of total assets, compared to $427.0 million or 26.8% of total assets at December 31, 2001.  Interest and dividend income on the investment portfolio generated 23.6% of total interest and dividend income for the three months ended March 31, 2002 compared to 24.3% for the same period in 2001.

To identify and control market risks associated with the investment portfolio, the Company has established policies and procedures, which include stop loss limits and stress testing on a periodic basis.

Deposits

Deposits are the primary source of funds for lending and investment activities.  Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition.  At March 31, 2002 the Bank had total deposits of $1,296.6 million representing a net increase of $79.4 million or 6.5% compared to total deposits of $1,217.2 million at December 31, 2001.

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

Borrowed Funds

The Bank is a member of the FHLB and is entitled to borrow from the FHLB by pledging certain assets. The Bank also utilizes short term repurchase agreements with maturities less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. Borrowings are an alternative source of funds compared to deposits and totaled  $203.9 million at March 31, 2002 versus $206.3 million at December 31, 2001.

Regulatory Capital Requirements

The Bank is subject to various regulatory capital requirements administered by the Federal Deposit Insurance Corporation (FDIC).  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Bank’s capital amounts and classification are also subject to qualitative judgments by the FDIC about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

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

The following table displays the Bank’s capital calculations as defined under prompt corrective action for the periods indicated:

					To Be Well
	First Essex Bank		For Capital		Capitalized Under Prompt
	Actual	Actual	Adequacy Purposes		Corrective Action Provision:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
March 31, 2002

Tier 1 (Core) Capital (to Adjusted Assets)	$120,056	7.55%	63,594	4.00%	$79,492	>	5.00%

Tier 1 (Core) (to Risk Weighted Assets)	120,056	9.51	50,479	4.00	75,718		6.00

Total Risk Based Capital (to Risk Weighted Assets)	133,679	10.59	100,957	8.00	126,197		10.00

December 31, 2001

Tier 1 (Core) Capital (to Adjusted Assets)	$114,647	7.22%	$63,486	4.00%	$79,358	>	5.00%

Tier 1 Capital (to Risk Weighted Assets)	114,647	9.56	47,958	4.00	71,937		6.00

Total Risk Based Capital (to Risk Weighted Assets)	127,405	10.63	95,916	8.00	119,895		10.00

Recent Accounting Developments

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

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement.  The Company implemented SFAS No. 142 on January 1, 2002 and has yet to determine the impact on its financial position and results of operations.

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

The Company is assessing the impact of the adoption of SFAS No. 141 and SFAS No. 142 in view of the Action Alert.  Based upon the conclusion set forth in the Action Alert, the Company currently anticipates that it will be required to continue to amortize goodwill totaling approximately $3.8 million which is attributable to the Company’s 1998 acquisition of five bank branches, unless the FASB issues further guidance with respect to accounting for bank branch acquisitions.  Upon adoption of this Statement, the Company ceased amortizing approximately $7.9 million of goodwill, which will reduce annual amortization by approximately $785 thousand.

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

Interest Rate Risk

Interest rate risk represents the sensitivity of earnings to changes in market interest rates.  As interest rates change the interest income and expense streams associated with the Company’s financial instruments also change thereby impacting net interest income (NII), the primary component of the Company’s earnings.  ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes.  While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.  There have been no material changes in the interest rate risk reported at the conclusion of the Company’s December 31, 2001 year end.

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

Net cash used in operating activities totaled $5.2 million for the three months ended March 31, 2002 compared to $12.0 million that was provided by operating activities for the same period in 2001.  The increase in cash used is primarily related to a purchase of bank owned life insurance policies during the first three months of 2002, and less of a tax liability increase during the first three months of 2002 compared to the same period in 2001.

Net cash provided by investing activities totaled $643 thousand for the three months ended March 31, 2002 compared to net cash used of $10.9 million for the comparable period in 2001. This change is primarily attributable to a decrease in net loans originated and purchased net of principal collected.

Net cash provided by financing activities totaled $76.9 million for the three months ended March 31, 2002 compared to net cash provided of $41.0 million for the comparable period in 2001.  The change primarily reflects increases in demand deposits, NOW accounts and savings accounts, partially offset by a decrease in term deposits.

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

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the registrant was held on May 2, 2002.  All nominees of the Board of Directors were re-elected for a three-year term and the 2002 Stock Incentive Plan was approved.  Votes were cast as follows:

1.             Election of Three Class III Directors:

Nominee	For	Abstain
Thomas S. Barenboim	6,508,550	43,643
William L. Lane	6,508,595	43,598
Robert H. Watkinson	6,509,752	42,441

2.             Approval of the 2002 Stock Incentive Plan:

For	Against	Abstain
5,350,021	1,156,912	45,260

Item 6. Exhibits and Reports on Form 8-K

(3)	Articles of Incorporation and By-laws:
3.1.

The Restated Certificate of Incorporation of the Company is incorporated herein by reference to Exhibit 3.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1, Registration No. 33-10966, filed with the Securities and Exchange Commission on April 17, 1987 (“Amendment No. 1 to the Form S-1”).

3.2.	The Amended and Restated By-laws of the Company are incorporated herein by referencing to Exhibit 4.1 of the Company’s current report on Form 8-K filed on December 28, 1992.

(10)	Material Contracts:
10.1—

The First Essex Bancorp, Inc. 1987 Stock Option Plan is incorporated herein by reference to Appendix B to the prospectus included in the Company’s Registration Statement on Form S-8, registration number 33-21292, filed on April 15, 1988.

10.2—	The First Essex Bancorp, Inc. Rights Agreement is incorporated herein by reference to Exhibit 1 to the Company’s Report on Form 8-A filed on October 12, 1999.

*10.3—

(a)  Amended and Restated Executive Salary Continuation Agreement dated as of January 1, 1991 between First Essex Bancorp, Inc., First Essex Bank, FSB and Leonard A. Wilson, incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1991.
(b)Amendment to Executive Salary Continuation Agreement dated as of January 1, 2000 between First Essex Bancorp, Inc., First Essex Bank, FSB and Leonard A. Wilson, incorporated by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

*10.4—

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

*10.5—

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

*10.6—

Amended and Restated Employment Agreement dated as of December 16, 1999 between Brian W. Thompson and First Essex Bancorp, Inc., incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

*10.7—

Amended and Restated Employment Agreement dated as of December 16, 1999 between Brian W. Thompson and First Essex Bank FSB, incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1999.

*10.8—

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

*10.9—

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

*10.10—

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

*10.11—	Common Stock Option Agreement with Brian W. Thompson incorporated herein by reference to Form S-8, Registration No. 333-22183, filed on February 21, 1997.

*10.12—	First Essex Bancorp, Inc. 1997 Stock Incentive Plan incorporated herein by reference to Form S-8, Registration No. 333-35057, filed on September 5, 1997.

*10.13—

Deferred Compensation Plan for Directors of First Essex Bancorp, Inc. and its Subsidiaries incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

*10.14—	First Essex Bancorp, Inc. Senior Management Incentive Compensation Plan incorporated by reference to Exhibit 10.14 to the Company’s Annual Report of Form 10-K for the year ended December 31, 1998.

*10.16—	Agreement between First Essex Bank, FSB and David L. Savoie, incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

*10.17—

Executive Salary Continuation Agreement dated as of January 1, 2000 between First Essex Bancorp, Inc., First Essex Bank, FSB and Brian W. Thompson, incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

*10.18—

Form of Benefit Enhancement Plan Agreement dated as of January 1, 2000 between First Essex Bancorp, Inc., First Essex Bank, FSB and each of William F. Burke, John M. DiGaetano, and Wayne C. Golon, incorporated herein by Reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

*Management contract or compensatory plan.

(b) Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ESSEX BANCORP, INC.
(Registrant)

Date: May 10, 2002	By	/s/	Douglas E. Moisan
Douglas E. Moisan
Senior Vice President and Principal Accounting Officer