Form 10-Q
period 2002-06-30
FIRST ESSEX BANCORP INC
filed 2002-08-14
CIK 808246

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 06/30/02

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

Yes ☒     No ☐

The number of shares outstanding of each of the registrant’s classes of common stock as of  June 30, 2002:

Title of Class	Shares Outstanding

Common Stock, $.10 par value	7,648,026

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

FIRST ESSEX BANCORP, INC.

ITEM 1.  FINANCIAL STATEMENTS

FIRST ESSEX BANCORP, INC.

Consolidated Balance Sheets

	June 30, 2002	December 31, 2001
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$127,338	$54,237
Investment securities available-for-sale	364,718	400,551
Stock in Savings Bank Life Insurance Company	1,194	1,194
Stock in Federal Home Loan Bank of Boston	12,771	12,771
Mortgage loans held-for-sale	3,081	4,202
Loans receivable, less allowance for loan losses of $13,715 and $12,758	1,095,772	1,036,145
Foreclosed property	630	417
Bank premises and equipment	9,264	9,621
Accrued interest receivable	7,898	7,912
Goodwill	11,518	11,633
Core deposit intangible	4,339	5,062
Other assets	59,288	48,574

	$1,697,811	$1,592,319

LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits	$1,312,048	$1,217,163
Borrowed funds	204,990	206,275
Mortgagors’ escrow accounts	808	544
Other liabilities	20,319	18,864
Total liabilities	1,538,165	1,442,846

Company-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	24,344	24,279

STOCKHOLDERS’ EQUITY
Serial preferred stock: $.10 par value per share; 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $.10 par value per share; 25,000,000 shares authorized, 10,077,326 and 9,963,044 shares issued	1,008	996
Additional paid-in capital	82,338	81,035
Retained earnings	70,252	63,782
Treasury stock, at cost, 2,429,300 shares	(23,535)	(23,535)
Accumulated other comprehensive income	5,239	2,916
Total stockholders’ equity	135,302	125,194

	$1,697,811	$1,592,319

FIRST ESSEX BANCORP, INC.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended June 30,
	2002	2001
	(Dollars in thousands, except per share amounts)

Interest and dividend income:
Loans	$20,515	$22,008
Investment securities available-for-sale	5,638	6,792
Short-term investments	328	199
Other earning assets	266	266
Total interest and dividend income	26,747	29,265

Interest expense:
Deposits	8,073	11,647
Borrowed funds	2,391	3,231
Total interest expense	10,464	14,878

Net interest income	16,283	14,387
Provision for loan losses	2,612	1,125

Net interest income after provision for loan losses	13,671	13,262

Non-interest income:
Net gain on sales of mortgage loans and mortgage servicing rights	324	362
Loan fees	224	243
Other income	2,491	1,672
Total non-interest income	3,039	2,277

Non-interest expense:
Salaries and employee benefits	4,342	4,189
Buildings and equipment	1,268	1,225
Professional services	336	316
Information processing	786	731
Foreclosed expenses	110	108
Amortization of goodwill	57	253
Amortization of core deposit intangible	362	380
Other	1,262	1,261
Total non-interest expenses	8,523	8,463

Minority interest	514	281

Income before provision for income taxes	7,673	6,795

Provision for income taxes	2,545	2,529

Net income	$5,128	$4,266

Earnings per share - Basic	$0.67	$0.58
Earnings per share - Diluted	$0.64	$0.56
Dividends declared per share	$0.22	$0.20

Weighted average number of shares - basic	7,625,220	7,349,281
Weighted average number of shares - diluted	7,974,615	7,679,575

FIRST ESSEX BANCORP, INC.

Consolidated Statement of Operations

(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(Dollars in thousands, except per share amounts)

Interest and dividend income:
Loans	$40,502	$43,899
Investment securities available-for-sale	11,719	14,204
Short-term investments	497	395
Other earning assets	533	532
Total interest and dividend income	53,251	59,030

Interest expense:
Deposits	16,436	23,698
Borrowed funds	4,753	6,964
Total interest expense	21,189	30,662

Net interest income	32,062	28,368
Provision for loan losses	4,424	2,250

Net interest income after provision for loan losses	27,638	26,118

Non-interest income:
Net gain on sales of mortgage loans and mortgage servicing rights	734	641
Loan fees	490	424
Other income	4,316	3,221
Total non-interest income	5,540	4,286

Non-interest expense:
Salaries and employee benefits	8,874	8,295
Buildings and equipment	2,497	2,483
Professional services	654	707
Information processing	1,530	1,455
Foreclosed expenses	197	156
Amortization of goodwill	115	507
Amortization of core deposit intangible	723	762
Other	2,506	2,362
Total non-interest expenses	17,096	16,727

Minority interest	1,027	561

Income before provision for income taxes	15,055	13,116

Provision for income taxes	5,229	4,909

Net income	$9,826	$8,207

Earnings per share - basic	$1.29	$1.12
Earnings per share - diluted	$1.24	$1.07
Dividends declared per share	$0.44	$0.40

Weighted average number of shares - basic	7,597,646	7,343,640
Weighted average number of shares - diluted	7,927,454	7,652,714

FIRST ESSEX BANCORP, INC.

Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2002 and 2001

		Components of Stockholders’ Equity
	Comprehensive Income	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	(Dollars in thousands)

Balance at December 31, 2001		$996	$81,035	$63,782	$(23,535)	$2,916	$125,194
Comprehensive income:
Net income	$9,826			9,826			9,826
Other comprehensive income:
- Unrealized securities gains, net of of tax expense, arising during the period	2,323
- Reclassification adjustment for security losses included in net income, net of tax expense	—
Total other comprehensive income	2,323					2,323	2,323
Total Comprehensive income	$12,149
Cash dividends declared				(3,356)			(3,356)
Stock options exercised		12	1,303				1,315
Balance at June 30, 2002 (unaudited)		$1,008	$82,338	$70,252	$(23,535)	$5,239	$135,302

Balance at December 31, 2000		$976	$78,094	$53,027	$(23,535)	$(2,830)	$105,732
Comprehensive income:
Net income	$8,207			8,207			8,207
Other comprehensive income:
- Unrealized securities gains, net of of tax expense, arising during the period	4,391
- Reclassification adjustment for security losses included in net income, net of tax expense	—
Total other comprehensive income	4,391					4,391	4,391
Total Comprehensive income	$12,598
Cash dividends declared				(2,939)			(2,939)
Stock options exercised		2	229				231
Balance at June 30, 2001 (unaudited)		$978	$78,323	$58,295	$(23,535)	$1,561	$115,622

FIRST ESSEX BANCORP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$9,826	$8,207
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,424	2,250
Depreciation and amortization	1,039	961
Gain on sales of foreclosed property	(23)	(47)
Amortization of investment securities discounts and premiums, net	437	187
Amortization of goodwill	115	507
Amortization of core deposit intangible	723	762
Proceeds from sales of mortgage loans and mortgage servicing rights	46,036	40,632
Mortgage loans originated for sale	(43,551)	(43,687)
Realized gains on the sale of mortgage loans	(734)	(641)
Decrease in accrued interest receivable	14	929
Increase in other assets	(10,714)	(5,593)
(Decrease) increase in other liabilities	(66)	5,623

Net cash provided by operating activities	7,526	10,090

Cash flows from investing activities:
Proceeds from maturities and principal payments of available-for-sale securities	48,962	61,615
Purchases of available-for-sale securities	(9,748)	(25,169)
Loans originated and purchased, net of principal collected	(66,378)	(73,575)
Proceeds from sales of foreclosed property	1,507	1,079
Purchases of bank premises and equipment	(617)	(419)

Net cash used in investing activities	(26,274)	(36,469)

Cash flows from financing activities:
Net increase in demand deposits, NOW, money market, and savings accounts	96,251	48,998
Net (decrease) increase of term deposits	(1,366)	14,616
Net decrease in borrowed funds with maturities of three months or less	(1,249)	(26,551)
Proceeds from borrowed funds with maturities in excess of three months	—	87,000
Repayments of borrowed funds with maturities in excess of three months	(36)	(90,185)
Increase in mortgagors’ escrow accounts	264	198
Dividends paid	(3,330)	(2,936)
Stock options exercised	1,315	231
Net cash provided by financing activities	91,849	31,371
Net increase in cash and cash equivalents	73,101	4,992
Cash and cash equivalents at beginning of period	54,237	28,840

Cash and cash equivalents at end of period	$127,338	$33,832

Supplemental disclosure of cash flow information:
Interest paid during the period	$21,168	$30,753
Income taxes paid during the period	6,436	5,560
Supplemental schedule of noncash financing and investing activities:
Property acquired through, or deeds in lieu of, foreclosure	1,697	1,129

 FIRST ESSEX BANCORP, INC.

Notes to Consolidated Financial Statements

June 30, 2002

1.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of the Company and its subsidiaries, First Essex Bank, First Essex Capital Trust I and First Essex Capital Statutory Trust II. These financial statements reflect, in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and the results of its operations and cash flows for the periods presented. All significant intercompany balances have been eliminated in consolidation.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2001 Form 10-K.  The interim results reported herein are not necessarily indicative of the results for the entire year.

Earnings Per Share

Included in diluted EPS are 349,393 and 330,294 dilutive potential shares for the quarters ended June 30, 2002 and 2001, respectively. Excluded from diluted earnings per share were options to purchase 123,800 and 147,700 shares at June 30, 2002 and 2001, respectively. These shares were excluded as the exercise price was greater than the average market price of the common shares during the respective periods.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST ESSEX BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

June 30, 2002

General

First Essex Bancorp, Inc. is a Delaware corporation whose primary activity is to act as the parent holding company for First Essex Bank (the “Bank”).

On March 30, 2001, the Bank completed its conversion to a Massachusetts state-chartered savings bank.  This conversion will provide the Bank more flexibility to continue its emphasis on higher yielding commercial and consumer lending.

The Company’s net earnings depend to a large extent upon its net interest income, which is the difference between interest and dividend income earned on its loans and investments and interest expense paid on its deposits and borrowed funds. The Company’s net earnings also depend upon its provision for loan loss, noninterest income, noninterest expense and income tax expense.  Interest and dividend income and interest expense are significantly affected by general economic conditions.  These economic conditions, together with conditions in the local real estate markets, affect the levels of non-performing assets and provisions for loan losses.

Results of Operations

Net income for the three months ended June 30, 2002 was $5.1 million compared to $4.3 million for same period in 2001, or a 20.2% increase.  Net interest income totaled $16.3 million for the quarter compared to $14.4 million for the same period in 2001.  The increase in net interest income of $1.9 million, combined with an increase in noninterest income of $762 thousand, offset by increases in the provision for loan losses of $1.5 million and noninterest expenses, including minority interest, of $293 thousand, accounts for the $878 thousand increase in pretax income.

Net income for the six months ended June 30, 2002 was $9.8 million compared to $8.2 million for same period in 2001, or a 19.7% increase.  Net interest income totaled $32.1 million for the period compared to $28.4 million for the same period in 2001.  The increase in net interest income of $3.7 million, combined with an increase in noninterest income of $1.3 million, offset by increases in the provision for loan losses of $2.2 million and noninterest expenses, including minority interest of $835 thousand, accounts for the $1.9 million  increase in pretax income.

Analysis of Average Yields Earned and Rates Paid

The following table presents an analysis of average yields earned and rates paid for the periods indicated:

	For the Three Months Ended June 30,
	2002			2001
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Earning assets
Short-term investments	$81,191	$328	1.62%	$17,019	$199	4.69%
Investment securities	385,583	5,638	5.86	430,828	6,792	6.32
Total loans (1)	1,095,494	20,515	7.51	1,022,399	22,008	8.63
Other earning assets	17,758	266	6.01	17,639	266	6.05
Total earning assets	1,580,026	26,747	6.79	1,487,885	29,265	7.89
Allowance for loan losses	(13,940)			(13,372)
Total earning assets less allowance for loan losses	1,566,086			1,474,513
Other assets	98,818			86,283
Total assets	$1,664,904			$1,560,796

Liabilities and Stockholders’ Equity
Deposits
NOW accounts	$80,998	$201	1.00%	$70,613	$208	1.18%
Money market accounts	143,164	773	2.17	79,917	524	2.63
Savings accounts	340,864	1,554	1.83	314,266	2,410	3.08
Time deposits	587,601	5,545	3.79	587,859	8,505	5.80
Total interest bearing deposits	1,152,627	8,073	2.81	1,052,655	11,647	4.44
Borrowed funds	204,065	2,391	4.70	250,712	3,231	5.17
Total interest bearing deposits and borrowed funds	1,356,692	10,464	3.09	1,303,367	14,878	4.58
Demand deposits	133,920			120,244
Other liabilities	19,181			12,440
Total liabilities	1,509,793			1,436,051
Trust preferred securities	24,334			9,699
Stockholders’ equity	130,777			115,046
Total liabilities, trust preferred securities and stockholders’ equity	$1,664,904			$1,560,796

Net interest income		$16,283			$14,387

Weighted average interest rate spread			3.70%			3.31%
Net yield on average earning assets (2)			4.12%			3.87%

Return on average assets			1.23%			1.09%
Return on average equity			15.68%			14.83%

(1) Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for loan losses divided by average earning assets.

Analysis of Average Yields Earned and Rates Paid

The following table presents an analysis of average yields earned and rates paid for the periods indicated:

	For the Six Months Ended June 30,
	2002			2001
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Earning assets
Short-term investments	$66,625	$497	1.50%	$16,289	$395	4.89%
Investment securities	398,277	11,719	5.93	437,155	14,204	6.55
Total loans (1)	1,073,374	40,502	7.61	1,003,580	43,899	8.82
Other earning assets	17,743	533	6.06	17,625	532	6.09
Total earning assets	1,556,019	53,251	6.90	1,474,649	59,030	8.07
Allowance for loan losses	(13,489)			(13,150)
Total earning assets less allowance for loan losses	1,542,530			1,461,499
Other assets	95,352			85,858
Total assets	$1,637,882			$1,547,357

Liabilities and Stockholders’ Equity
Deposits
NOW accounts	$79,274	$380	0.97%	$68,742	$431	1.26%
Money market accounts	121,295	1,254	2.08	84,251	1,241	2.97
Savings accounts	343,636	3,186	1.87	303,448	5,038	3.35
Time deposits	587,206	11,616	3.99	583,090	16,988	5.88
Total interest bearing deposits	1,131,411	16,436	2.93	1,039,531	23,698	4.60
Borrowed funds	203,971	4,753	4.70	257,912	6,964	5.45
Total interest bearing deposits and borrowed funds	1,335,382	21,189	3.20	1,297,443	30,662	4.77
Demand deposits	130,149			116,995
Other liabilities	18,693			11,159
Total liabilities	1,484,224			1,425,597
Trust preferred securities	24,317			9,695
Stockholders’ equity	129,341			112,065
Total liabilities, trust preferred securities and stockholders’ equity	$1,637,882			$1,547,357
		$32,062			$28,368
Net interest income

Weighted average interest rate spread			3.70%			3.31%
Net yield on average earning assets (2)			4.12%			3.85%

Return on average assets			1.20%			1.06%
Return on average equity			15.19%			14.65%

(1) Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for loan losses divided by average earning assets.

Net Interest Income

Net interest income increased by $1.9 million or 13.2% to $16.3 million for the three months ended June 30, 2002 and by $3.7 million or 13.0% to $32.1 million for the six months ended June 30, 2002 when compared to the same periods of 2001.

Interest and Dividend Income

Interest and dividend income decreased by $2.5 million or 8.6% to $26.7 million for the three month period ended June 30, 2002, from $29.3 million in the same period in 2001.  Interest and dividend income also decreased by $5.8 million or 9.8% to $53.3 million for the six months ended June 30, 2002 as compared to the same period of 2001.  The average balance of loans increased $73.1 million and $69.8 million for the three and six months ended June 30, 2002, as compared to the same periods of 2001.  In addition to the average volume increases in loans there were increases of $18.9 million and $11.5 million in the average balance of investments. The yield on average earning assets decreased to 6.79% and 6.90% for the three and six months ended June 30, 2002, when compared to 7.89% and 8.07% for the same period in 2001.

Interest Expense

Interest expense decreased by $4.4 million or 29.7% and $9.5 million or 30.9% to $10.5 million and $21.2 million for the three and six months ended June 30, 2002 when compared to the same periods in 2001.  This decrease is primarily attributable to decreases in the average cost of funds to 3.09% from 4.58% for the three months ended June 30, 2002, and to 3.20% from 4.77% for the six months ended June 30, 2002 as compared to the same periods of 2001.  Offsetting the decrease in the average cost of funds were increases of $53.3 million and $37.9 million in the average balance of interest-bearing liabilities for the three and six months ending June 30, 2002, respectively, when compared to the same periods of 2001.

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

The provisions for loan losses totaled $2.6 million and $4.4 million for the three and six month periods ended June 30, 2002, respectively, as compared to $1.1 million and $2.3 million for the same periods of 2001.  Provisions result from management’s continuing internal review of the loan portfolio as well as its judgement as to the adequacy of the reserves in light of the condition of the regional real estate and other markets, and the economy in general.  As a result of increased loan balances, there is an expectation that the Bank will continue to find it necessary to make provisions for loan losses in the future.  See “Financial Condition – Non–Performing Assets.”

Noninterest Income

Noninterest income consists of net gains from the sales of mortgage loans and mortgage loan servicing rights and gains on the sale of investment securities, together with fee and other noninterest income.

Noninterest income increased by $762 thousand or 33.5% and $1.3 million or 29.3% to $3.0 million and $5.5 million for the three and six months ended June 30, 2002, respectively, as compared to $2.3 million and $4.3 million for the same periods in 2001.  This increase is primarily attributable to $600 thousand of income due to the settlement of an outstanding state income tax issue and increases in deposit and other fee income.

Noninterest Expense

Noninterest expense increased $60 thousand or .7% and $369 thousand or 2.2% to $8.5 million and $17.1 million for the three and six months ended June 30, 2002, respectively, as compared to $8.5 million and $16.7 million for the same periods in 2001.  These increases are primarily attributable to increased salary and benefit costs of $153 thousand and $579 thousand for the three and six months ended June 30, 2002, respectively. Offsetting the increase for the six month period was a decrease of $392 thousand in the amortization of goodwill resulting from the implementation of FASB 142.  The remaining increase was spread throughout other components of noninterest expense, partially offset by reductions in costs associated with foreclosed properties.

Minority interest expense increased $233 thousand and $466 thousand for the three and six months ended June 30, 2002, respectively as compared to the same periods of 2001.  This increase is a result of the issuance of $15 million of Trust Preferred Securities in the third quarter of 2001.

Income Taxes

The effective income tax rate decreased to 33.17% and 34.73% for the three and six month periods ended June 30, 2002 compared to 37.22% and 37.43% for the same periods of 2001.  This decrease is primarily the result of the purchase of $10 million of bank-owned life insurance during the first quarter of 2002 and a $240 thousand settlement of an outstanding state income tax issue during the second quarter of 2002.

Financial Condition

Total assets amounted to $1,697.8 million at June 30, 2002, an increase of $105.5 million or 6.6% from $1,592.3 million at December 31, 2001.  This change is primarily attributable to increases in cash and cash equivalents of $73.1 million, loans receivable of $59.6 million and the purchase of $10 million of bank-owned life insurance.

Loans

At June 30, 2002, the loan portfolio, including mortgage loans held for sale, and before consideration of the allowance for loan losses, was $1,113 million, representing 65.5% of total assets, compared to $1,053 million or 66.1% of total assets at December 31, 2001.

The following table sets forth information concerning the Company’s loan portfolio at the dates indicated.  The balances shown in the table are net of unadvanced funds and unearned discounts and fees.

	June 30, 2002		December 31, 2001
	(Dollars in thousands)

Real Estate:
Residential	$70,658	6.4%	$86,205	8.2%
Commercial	182,298	16.4	161,870	15.4
Construction	83,258	7.5	70,800	6.7
Total Real Estate Loans	336,214	30.3	318,875	30.3

Owner occupied Commercial Real Estate	74,048	6.7	74,825	7.1

Commercial loans	115,089	10.3	120,101	11.4

Aircraft loans	204,508	18.4	196,496	18.7

Consumer loans

Home Equity, Home Improvement & Second Mortgage	46,872	4.2	48,475	4.6
Automobile	332,208	29.8	290,829	27.6
Other	3,629	0.3	3,504	0.3
Total consumer loans	382,709	34.3	342,808	32.5

Total loans	$1,112,568	100.0%	$1,053,105	100.0%

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

•                  findings of our internal credit reviewers.

When an evaluation of these conditions signifies a change in the level of risk, the Company adjusts the formula allowance.  Periodic credit reviews enable further adjustment to the allowance through the risk rating of loans and identification of loans requiring a valuation allowance.  In addition, the formula model is designed to be self-correcting by taking into account recent loss experience.

The following table summarizes the activity in the allowance for loan losses (including amounts established for impaired loans) for the three and six months ended June 30, 2002:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
	(Dollars in Thousands)
Balance at beginning of period	$13,623	$13,215	$12,758	$12,716

Provision for loan losses	2,612	1,125	4,424	2,250

Charge-offs	(2,682)	(790)	(3,920)	(1,535)
Recoveries	162	127	453	246

Net charge-offs	(2,520)	(663)	(3,467)	(1,289)

Balance at end of period	$13,715	$13,677	$13,715	$13,677

Total loans at end of period*	$1,112,568	$1,045,206	$1,112,568	$1,045,206
Average loans for the period*	1,095,494	1,022,399	1,073,374	1,003,580
Allowance to loans ratio	1.23%	1.31%	1.23%	1.31%
Net charge-offs to average loans ratio (annualized)	0.92%	0.26%	0.65%	0.26%

* Includes loans held for sale.

Nonperforming Assets

Nonperforming assets consist of nonaccruing loans (including loans impaired under SFAS No. 114) and foreclosed property.  Nonperforming assets totaled $3.3 million at June 30, 2002 and $4.6 million at December 31, 2001.

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

The following table indicates the recorded investment of nonperforming assets and the related valuation allowance for impaired loans:

	June 30, 2002		December 31, 2001
	Recorded Investment	Impaired Loan Valuation Allowance	Recorded Investment	Impaired Loan Valuation Allowance
	(Dollars in Thousands)
Non-accruing Loans Impaired Loans
Requiring a valuation allowance	$107	$107	$948	$181
Not requiring a valuation allowance	1,000	—	—	—
	1,107	107	948	181

Restructured Loans	—	—	—	—

Total impaired	1,107	$107	948	$181

Residential Mortgage	15		111
Other	1,587		3,133

Total non-accruing	2,709		4,192

Foreclosed property, net	630		417

Total non-performing assets	$3,339		$4,609

Percentage of non-performing assets to total assets	0.20%		0.29%
Percentage of allowance for loan losses to non-accruing loans	506.3%		304.3%

The valuation allowance for impaired loans is included in the allowance for loan losses on the balance sheet.

Investments

At June 30, 2002, the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank (“FHLB”) stock and stock in the Savings Bank Life Insurance Company of Massachusetts, totaled $459.3 million or 27.1% of total assets, compared to $427.0 million or 26.8% of total assets at December 31, 2001.  Interest and dividend income on the investment portfolio generated 22.3% and 22.9% of total interest and dividend income for the three and six months ended June 30, 2002 compared to 23.9% and 24.7% for the same periods in 2001.

To identify and control market risks associated with the investment portfolio, the Company has established policies and procedures, which include stop loss limits and stress testing on a periodic basis.

Deposits

Deposits are the primary source of funds for lending and investment activities.  Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition.  At June 30, 2002 the Bank had total deposits of $1,312.0 million representing a net increase of $94.9 million or 7.8% compared to total deposits of $1,217.2 million at December 31, 2001.  This change is due to increases in money market accounts of $78.5 million, demand deposits of $21.0 million and NOW accounts of $3.4 million, partially offset by decreases in savings accounts of $6.6 million and time deposits of $1.4 million.

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

Borrowed Funds

The Bank is a member of the FHLB and is entitled to borrow from the FHLB by pledging certain assets. The Bank also utilizes short term repurchase agreements with maturities of less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. Borrowed funds are an alternative source of funds compared to deposits and totaled $205.0 at June 30, 2002 versus $206.3 at December 31, 2001.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of June 30, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

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

The following table displays the Bank’s capital calculations as defined under prompt corrective action for the periods indicated:

	First Essex Bank		For Capital Adequacy Purposes		To be Well Capitalized Under Prompt Corrective Action Provision:
	Actual Amount	Actual Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
June 30, 2002 (unaudited)

Tier 1 (Core) Capital (to Adjusted Assets)	$125,273	7.61%	$65,816	4.00%	$82,269	>5.00%

Tier 1 (Core) (to Risk Weighted Assets)	125,273	9.55	52,469	4.00	78,704	6.00

Total Risk Based Capital (to Risk Weighted Assets)	138,988	10.60	104,938	8.00	131,173	10.00

December 31, 2001

Tier 1 (Core) Capital (to Adjusted Assets)	$114,647	7.22%	$63,486	4.00%	$79,358	>5.00%

Tier 1 (Core) Capital (to Risk Weighted Assets)	114,647	9.56	47,958	4.00	71,937	6.00

Total Risk Based Capital (to Risk Weighted Assets)	127,405	10.63	95,916	8.00	119,895	10.00

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

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill and intangible assets with indefinite lives as defined, including goodwill recorded in past business combinations, will cease upon adoption of this statement.  The Company implemented SFAS No. 142 on January 1, 2002.

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

The Company evaluated its recorded goodwill under Statement 142 as of January 1, 2002, and concluded that there was no impairment as of that date.  Under Statement 142, goodwill and identifiable intangible assets with indefinite lives will no longer be amortized, but will be reviewed at least annually for impairment.  Identifiable intangible assets with discrete useful lives will be amortized over their useful lives.

The amortization and changes in the carrying amount of goodwill are as follows:

Balance as of December 31, 2001	$11,663
Amortization	(115)

Balance as of June 30, 2002	$11,548

Balance as of December 31, 2000	$12,669
Amortization	(507)

Balance as of June 30, 2001	$12,162

The net income and earnings per share would have been as follows if there had been no amortization in 2001.

	Six Months Ended June 30,
	2002	2001
Reported net income	$9,826	$8,207
Add back : Goodwill amortization	—	393

Adjusted net income	$9,826	$8,600

Basic earning per share
Reported net income	$1.29	$1.12
Goodwill amortization	—	0.01

Adjusted net income	$1.29	$1.13

Diluted earning per share
Reported net income	$1.24	$1.07
Goodwill amortization	—	0.01

Adjusted net income	$1.24	$1.08

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

Net cash provided from operating activities totaled $7.5 million for the six months ended June 30, 2002 compared to $10.1 million that was provided by operating activities for the same period in 2001.  The decrease in cash provided is primarily related to increases in cash used to purchase bank owned life insurance policies and to reduce tax liabilities, partially offset by increases in cash provided by mortgage banking activities and the provision for loan losses.

Net cash used for investing activities totaled $26.3 million for the six months ended June 30, 2002 compared to net cash used of $36.5 million for the comparable period in 2001. The decrease in net cash used is primarily attributable to a decrease in loan originations and investment securities purchases, partially offset by a decrease in maturities and principal payments on investment securities.

Net cash provided by financing activities totaled $91.8 million for the six months ended June 30, 2002, compared to net cash provided of $31.4 million for the comparable period in 2001.  The increase primarily reflects a net increase in deposits and a reduction in borrowings.

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

Item 5. Other Information

Certification Under Sarbanes-Oxley Act

Our chief executive officer and chief financial officer have furnished to the SEC the certification with respect to this Report that is required by Section 906 of the Sarbanes-Oxley Act of 2002.

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

3.2.     The Amended and Restated By-laws of the Company are incorporated herein by referencing to Exhibit 4.1 of the

Company’s current report on Form 8-K filed on December 28, 1992.

(10)            Material Contracts:

10.1 –      The First Essex Bancorp, Inc. 1987 Stock Option Plan is incorporated herein by reference to Appendix B to the prospectus included in the Company’s Registration Statement on Form S-8, registration number 33-21292, filed on April 15, 1988.

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

**10.19-(a) Services Agreement dated as of October 1, 1993 between the First Essex Bank, FSB and BISYS, Inc.;

(b) Addendum to Services Agreement dated as of October 1, 1993, amending Services Agreement.

(c) Second Addendum to Services Agreement dated as of April 1, 1998, amending Services Agreement.

**10.20-(a) Data Processing Services Agreement dated as of August 26, 1996 between First Essex Bank, FSB and Bankline New England, Inc.

(b) Addendum to Data Processing Services Agreement dated as of November 1, 2000 between First Essex Bank, FSB and SLMsoft.com, Inc., formerly known as Bankline New England, Inc., amending Data Processing Services Agreement.

10.21-               (a) Lease Agreement dated as of February 24, 1995 between First Essex Bank, FSB and Cross Point Limited Partnership.

(b) First Amendment to Lease Agreement dated as of December 15, 1999, amending the Lease Agreement.

*                     Management contract or compensatory plan.

**                 Certain portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the

Securities and Exchange Commission.

(b) Reports on Form 8-K.

The Registrant filed a current report on Form 8-K on June 13, 2002, reporting a change in the Registrant’s certifying accountant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ESSEX BANCORP, INC.
(Registrant)

Date: August 13, 2002	By	/s/ William F. Burke
William F. Burke
Executive Vice President
and Chief Financial Officer