Form 10-Q
period 2002-09-30
FIRST ESSEX BANCORP INC
filed 2002-11-12
CIK 808246

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 9/30/02

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 0-16143

FIRST ESSEX BANCORP, INC.

(Exact name of registrant as specified in its charter)

Delaware	04-2943217
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification No.)

71 Main Street, Andover, MA	01810
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (978) 681-7500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒      No   ☐

The number of shares outstanding of each of the registrant’s classes of common stock as of September 30, 2002:

Title of Class	Shares Outstanding

Common Stock, $.10 par value	7,654,426

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

FIRST ESSEX BANCORP, INC.
INDEX

ITEM 1.  FINANCIAL STATEMENTS

FIRST ESSEX BANCORP, INC.
Consolidated Balance Sheets

	September 30, 2002	December 31, 2001
	(Unaudited)
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$211,584	$54,237
Investment securities available-for-sale	337,353	400,551
Stock in Savings Bank Life Insurance Company	1,194	1,194
Stock in Federal Home Loan Bank of Boston	12,771	12,771
Mortgage loans held-for-sale	6,081	4,202
Loans receivable, less allowance for loan losses of $14,474 and $12,758	1,104,664	1,036,145
Foreclosed property	1,070	417
Bank premises and equipment	8,935	9,621
Accrued interest receivable	7,097	7,912
Goodwill	11,461	11,633
Core deposit intangible	4,000	5,062
Other assets	59,695	48,574

	$1,765,905	$1,592,319

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$1,369,304	$1,217,163
Borrowed funds	210,006	206,275
Mortgagors’ escrow accounts	1,316	544
Other liabilities	21,298	18,864
Total liabilities	1,601,924	1,442,846

Company-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	24,376	24,279

STOCKHOLDERS’ EQUITY:
Serial preferred stock: $.10 par value per share; 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $.10 par value per share; 25,000,000 shares authorized, 10,083,726 and 9,963,044 shares issued	1,008	996
Additional paid - in capital	82,421	81,035
Retained earnings	74,049	63,782
Treasury stock, at cost, 2,429,300 shares	(23,535)	(23,535)
Accumulated other comprehensive income	5,662	2,916
Total stock holders’ equity	139,605	125,194

	$1,765,905	$1,592,319

FIRST ESSEX BANCORP, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2002	2001
	(Dollars in thousands, except per share amounts)

Interest and dividend income:
Loans	$20,677	$21,673
Investment securities available-for-sale	5,330	6,488
Short-term investments	526	379
Other earning assets	267	265
Total interest and dividend income	26,800	28,805

Interest expense:
Deposits	7,785	11,072
Borrowed funds	2,413	3,021
Total interest expense	10,198	14,093

Net interest income	16,602	14,712
Provision for loan losses	1,812	1,125

Net interest income after provision for loan losses	14,790	13,587

Non-interest income:
Net gain on sales of loans and servicing rights	379	394
Loan fees	244	230
Other income	1,926	1,670
Total non-interest income	2,549	2,294

Non-interest expense:
Salaries and employee benefits	4,736	4,231
Buildings and equipment	1,154	1,118
Professional services	345	313
Information processing	747	728
Foreclosed (income) expenses, net	(270)	178
Amortization of goodwill	57	254
Amortization of core deposit intangible	339	362
Other	1,104	1,120
Total non-interest expenses	8,212	8,304

Minority interest	512	468

Income before provision for income taxes	8,615	7,109

Provision for income taxes	3,134	2,674
Net income	$5,481	$4,435

Earnings per share - Basic	$0.72	$0.60
Earnings per share - Diluted	$0.69	$0.57
Dividends declared per share	$0.22	$0.20

Weighted average number of shares - basic	7,652,171	7,450,903
Weighted average number of shares - diluted	7,996,706	7,812,368

FIRST ESSEX BANCORP, INC.

Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
	(Dollars in thousands, except per share amounts)

Interest and dividend income:
Loans	$61,179	$65,572
Investment securities available-for-sale	17,049	20,692
Short-term investments	1,023	774
Other earning assets	800	797
Total interest and dividend income	80,051	87,835

Interest expense:
Deposits	24,221	34,770
Borrowed funds	7,166	9,985
Total interest expense	31,387	44,755

Net interest income	48,664	43,080
Provision for loan losses	6,236	3,375

Net interest income after provision for loan losses	42,428	39,705

Non-interest income:
Net gain on sales of loans and servicing rights	1,113	1,035
Loan fees	734	654
Other income	6,242	4,891
Total non-interest income	8,089	6,580

Non-interest expense:
Salaries and employee benefits	13,610	12,526
Buildings and equipment	3,651	3,601
Professional services	999	1,020
Information processing	2,277	2,183
Foreclosed (income) expenses, net	(73)	334
Amortization of goodwill	172	760
Amortization of core deposit intangible	1,062	1,123
Other	3,610	3,484
Total non-interest expenses	25,308	25,031

Minority interest	1,539	1,029

Income before provision for income taxes	23,670	20,225

Provision for income taxes	8,363	7,583
Net income	$15,307	$12,642

Earnings per share - basic	$2.01	$1.71
Earnings per share - diluted	$1.93	$1.64
Dividends declared per share	$0.66	$0.60

Weighted average number of shares - basic	7,616,020	7,379,656
Weighted average number of shares - diluted	7,950,414	7,705,932

FIRST ESSEX BANCORP, INC.

Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)

		Components of Stockholders’ Equity
	Comprehensive Income	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	(Dollars in thousands)

Balance at December 31, 2001		$996	$81,035	$63,782	$(23,535)	$2,916	$125,194
Comprehensive income:
Net income	$15,307			15,307			15,307
Other comprehensive income:
- Unrealized securities gains, net of of tax expense, arising during the period	2,746
- Reclassification adjustment for security gains/(losses) included in net income, net of tax	—
Total other comprehensive income	2,746					2,746	2,746
Total Comprehensive income	$18,053
Cash dividends declared				(5,040)			(5,040)
Stock options exercised		12	1,386				1,398
Balance at September 30, 2002		$1,008	$82,421	$74,049	$(23,535)	$5,662	$139,605

Balance at December 31, 2000		$976	$78,094	$53,027	$(23,535)	$(2,830)	$105,732
Comprehensive income:
Net income	$12,642			12,642			12,642
Other comprehensive income:
- Unrealized securities gains, net of of tax expense, arising during the period	7,925
- Reclassification adjustment for security gains/(losses) included in net income, net of tax	—
Total other comprehensive income	7,925					7,925	7,925
Total Comprehensive income	$20,567
Cash dividends declared				(4,438)			(4,438)
Stock options exercised		16	2,003				2,019
Balance at September 30, 2001		$992	$80,097	$61,231	$(23,535)	$5,095	$123,880

FIRST ESSEX BANCORP, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$15,307	$12,642
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	6,236	3,375
Depreciation and amortization	1,565	1,821
Loss (gain) on sales of foreclosed property	56	(51)
Write-down of foreclosed property	—	20
Amortization of investment securities discounts and premiums, net	661	—
Amortization of goodwill	172	760
Amortization of core deposit intangible	1,062	1,123
Proceeds from sales of mortgage loans and mortgage servicing rights	68,143	66,336
Mortgage loans originated for sale	(67,839)	(68,983)
Realized gains on the sale of mortgage loans and mortgage servicing rights, net	(1,113)	(1,035)
Decrease in accrued interest receivable	815	2,373
Increase in other assets	(11,121)	(6,085)
Increase in other liabilities	619	4,203

Net cash provided by operating activities	14,563	16,499

Cash flows from investing activities:
Proceeds from maturities and principal payments of available-for-sale securities	76,819	94,400
Purchases of available-for-sale securities	(9,748)	(25,169)
Loans originated and purchased, net of principal collected	(79,001)	(59,250)
Proceeds from sales of foreclosed property	2,467	1,617
Purchases of bank premises and equipment	(782)	(779)

Net cash (used) in provided by investing activities	(10,245)	10,819

Cash flows from financing activities:
Net increase in demand deposits, NOW accounts and savings accounts	143,411	74,925
Net increase of term deposits	8,730	26,544
Net increase (decrease) in borrowed funds with maturities of three months or less	3,785	(28,888)
Proceeds from borrowed funds with maturities in excess of three months	—	87,000
Repayments of borrowed funds with maturities in excess of three months	(54)	(90,946)
Proceeds from the issuance of Company-obligated trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	—	14,520
Increase in mortgagors’ escrow accounts	772	985
Dividends paid	(5,013)	(4,407)
Stock options exercised	1,398	2,019
Net cash provided by financing activities	153,029	81,752
Net increase in cash and cash equivalents	157,347	109,070
Cash and cash equivalents at beginning of period	54,237	28,840

Cash and cash equivalents at end of period	$211,584	$137,910

Supplemental disclosure of cash flow information:
Interest paid during the year	$31,391	$44,853
Income taxes paid during the year	9,336	9,136
Supplemental schedule of noncash financing and investing activities:
Property acquired through, or deeds in lieu of, foreclosure	3,176	3,593

FIRST ESSEX BANCORP, INC.

Notes to Consolidated Financial Statements
September 30, 2002

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

Earnings Per Share

Included in diluted EPS are 344,535 and 361,465 dilutive potential shares for the quarters ended September 30, 2002 and 2001, respectively. Excluded from diluted earnings per share were options to purchase 123,800 shares at September 30, 2002, as the exercise price was greater than the average market price of the common shares.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST ESSEX BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS
September 30, 2002

General

First Essex Bancorp, Inc. is a Delaware corporation whose primary activity is to act as the parent holding company for First Essex Bank (the “Bank”).

On March 30, 2001, the Bank completed its conversion to a Massachusetts state-chartered savings bank.  This conversion will provide the Bank more flexibility to continue its emphasis on higher yielding commercial and consumer lending.

The Company’s net earnings depend to a large extent upon its net interest income, which is the difference between interest and dividend income earned on its loans and investments and interest expense paid on its deposits and borrowed funds. The Company’s net earnings also depend upon its provision for loan losses, noninterest income, noninterest expense and income tax expense.  Interest and dividend income and interest expense are significantly affected by general economic conditions.  These economic conditions, together with conditions in the local real estate markets, affect the levels of non-performing assets and provisions for loan losses.

Results of Operations

Net income for the three months ended September 30, 2002 was $5.5 million compared to $4.4 million for same period in 2001, or a 23.6% increase.  Net interest income totaled $16.6 million for the quarter compared to $14.7 million for the same period in 2001.  The increase in net interest income of $1.9 million, combined with an increase in noninterest income of $255 thousand, and a decrease in noninterest expenses, including minority interest, of $48 thousand, offset by an increase in the provision for loan losses of $687 thousand accounts for the $1.5 million increase in pretax income.

Net income for the nine months ended September 30, 2002 was $15.3 million compared to $12.6 million for same period in 2001, or a 21.1% increase.  Net interest income totaled $48.7 million for the period compared to $43.1 million for the same period in 2001.  The increase in net interest income of $5.6 million, combined with an increase in noninterest income of $1.5 million, offset by increases in the provision for loan losses of $2.9 million and noninterest expenses, including minority interest, of $787 thousand, accounts for the $3.4 million increase in pretax income.

Analysis of Average Yields Earned and Rates Paid

The following table presents an analysis of average yields earned and rates paid for the periods indicated:

	For the Three Months Ended September 30,
	2002			2001
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Earning assets
Short-term investments	$133,914	$526	1.56%	$58,272	$379	2.58%
Investment securities	369,630	5,330	5.72	415,048	6,488	6.20
Total loans(1)	1,117,015	20,677	7.34	1,029,630	21,673	8.35
Other earning assets	17,787	267	5.96	17,667	265	5.95
Total earning assets	1,638,346	26,800	6.49	1,520,617	28,805	7.52
Allowance for loan losses	(14,014)			(13,651)
Total earning assets less allowance for loan losses	1,624,332			1,506,966
Other assets	101,222			79,104
Total assets	$1,725,554			$1,586,070

Liabilities and Stockholders’ Equity
Deposits
NOW accounts	$91,375	$203	0.88%	$70,534	$197	1.11%
Money market accounts	172,705	926	2.13	79,732	474	2.36
Savings accounts	335,968	1,355	1.60	328,220	2,290	2.77
Time deposits	594,443	5,301	3.54	594,782	8,111	5.41
Total interest bearing deposits	1,194,491	7,785	2.59	1,073,268	11,072	4.09
Borrowed funds	209,559	2,413	4.57	236,122	3,021	5.08
Total interest bearing deposits and borrowed funds	1,404,050	10,198	2.88	1,309,390	14,093	4.27
Demand deposits	139,867			124,651
Other liabilities	19,161			13,375
Total liabilities	1,563,078			1,447,416
Trust preferred securities	24,364			19,508
Stockholders’ equity	138,112			119,146
Total liabilities, trust preferred securities and stockholders’ equity	$1,725,554			$1,586,070

Net interest income		$16,602			$14,712

Weighted average interest rate spread			3.61%			3.25%
Net yield on average earning assets(2)			4.05%			3.87%

Return on average assets			1.27%			1.12%
Return on average equity			15.87%			14.89%

(1)  Loans on a non-accrual status are included in the average balance.

(2)  Net interest income before provision for loan losses divided by average earning assets.

Analysis of Average Yields Earned and Rates Paid

The following table presents an analysis of average yields earned and rates paid for the periods indicated:

	For the Nine Months Ended September 30,
	2002			2001
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Earning assets
Short-term investments	$89,301	$1,023	1.53%	$30,437	$774	3.40%
Investment securities	388,623	17,049	5.87	429,705	20,692	6.44
Total loans(1)	1,088,081	61,179	7.52	1,012,359	65,572	8.66
Other earning assets	17,758	800	6.02	17,639	797	6.04
Total earning assets	1,583,763	80,051	6.76	1,490,140	87,835	7.88
Allowance for loan losses	(13,666)			(13,319)
Total earning assets less allowance for loan losses	1,570,097			1,476,821
Other assets	97,330			83,582
Total assets	$1,667,427			$1,560,403

Liabilities and Stockholders’ Equity
Deposits
NOW accounts	$83,352	$583	0.94%	$69,346	$628	1.21%
Money market accounts	138,620	2,180	2.10	82,728	1,715	2.77
Savings accounts	341,052	4,541	1.78	311,796	7,328	3.14
Time deposits	589,645	16,917	3.84	587,030	25,099	5.72
Total interest bearing deposits	1,152,669	24,221	2.81	1,050,900	34,770	4.42
Borrowed funds	205,854	7,166	4.65	250,569	9,985	5.33
Total interest bearing deposits and borrowed funds	1,358,523	31,387	3.09	1,301,469	44,755	4.60
Demand deposits	133,424			119,575
Other liabilities	18,382			11,906
Total liabilities	1,510,329			1,432,950
Trust preferred securities	24,333			13,002
Stockholders’ equity	132,765			114,451
Total liabilities, trust preferred securities and stockholders’ equity	$1,667,427			$1,560,403

Net interest income		$48,664			$43,080

Weighted average interest rate spread			3.67%			3.28%
Net yield on average earning assets(2)			4.10%			3.85%

Return on average assets			1.22%			1.08%
Return on average equity			15.37%			14.73%

(1)  Loans on a non-accrual status are included in the average balance.

(2)  Net interest income before provision for loan losses divided by average earning assets.

Net Interest Income

Net interest income increased by $1.9 million or 12.8% to $16.6 million for the three months ended September 30, 2002 and by $5.6 million or 13.0% to $48.7 million for the nine months ended September 30, 2002 as compared to the same periods of 2001.

Interest and Dividend Income

Interest and dividend income decreased by $2.0 million or 7.0% to $26.8 million for the three month period ended September 30, 2002, from $28.8 million in the same period in 2001.  Interest and dividend income also decreased by $7.8 million or 8.9% to $80.1 million for the nine months ended September 30, 2002 as compared to the same period of 2001.  The average balance of earning assets increased $117.7 million and $93.6 million for the three and nine months ended September 30, 2002, respectively, compared to the same periods of 2001.  The yield on average earning assets decreased to 6.49% and 6.76% for the three and nine months ended September 30, 2002, respectively, as compared to 7.52% and 7.88% for the same periods of 2001.  The declines in yields are primarily due to declining interest rates on loans and investment securities which have resulted from lower interest rates in the economy, in general.

Interest Expense

Interest expense decreased by $3.9 million or 27.6% to $10.2 million and $13.4 million or 29.9% to $31.4 million for the three and nine months ended September 30, 2002, respectively, when compared to the same periods in 2001.  The average balance of interest-bearing deposits and borrowed funds increased by $94.7 million and $57.1 million for the three and nine months ended September 30, 2002, respectively when compared to the same periods in 2001.  The average cost of funds decreased to 2.88% and 3.09% for the three and nine months ended September 30, 2002, respectively, as compared to 4.27% and 4.60% for the same periods in 2001.  The decreases in the cost of funds have also resulted from lower interest rates in the economy, in general.

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

The provisions for loan losses totaled $1.8 million and $6.2 million for the three and nine month periods ended September 30, 2002, respectively, as compared to $1.1 million and $3.4 million for the same periods of 2001.  Provisions result from management’s continuing internal review of the loan portfolio as well as its judgement as to the adequacy of the reserves in light of the condition of the regional real estate and other markets, and the economy in general.  As a result of increased loans, there is an expectation that the Bank will continue to find it necessary to make provisions for loan losses in the future.

Noninterest Income

Noninterest income consists of net gains from the sales of loans and loan servicing rights and gains on the sale of investment securities, together with fee and other noninterest income.

Noninterest income increased by $255 thousand or 11.1% and $1.5 million or 22.9% to $2.5 million and $8.1 million for the three and nine months ended September 30, 2002, respectively, as compared to $2.3 million and $6.6 million for the same periods in 2001.  The increase during the third quarter is primarily due to increased deposit fees and income recognized from additional bank owned life insurance purchased during the first quarter 2002.  The year to date increase is also attributable to approximately $600 thousand of income recorded in the second quarter relating to the settlement of an outstanding state income tax issue.

Noninterest Expense

Noninterest expense decreased $92 thousand or 1.1% to $8.2 million for the three months ended September 30, 2002, as compared to $8.3 million for the same period in 2001. The decrease for the third quarter is primarily due to a $440 thousand gain recognized on the sale of OREO and a $197 thousand reduction in the amortization of goodwill due to the early adoption of SFAS No. 142.  Noninterest expense increased $277 thousand or 1.1% to $25.3 million for the nine months ended September 30, 2002, as compared to $25.0 million for the same period in 2001.  This increase is primarily the result of higher salary and benefit costs of $1.1 million for 2002, offset by the gain on sale of OREO and the reduction in the amortization of goodwill.

Minority interest expense increased $44 thousand or 9.4% and $510 thousand or 49.6% for the three and nine months ended September 30, 2002, respectively as compared to the same periods of 2001.  This increase is a result of the issuance of an additional $15 million of Trust Preferred Securities in the third quarter of 2001.

Income Taxes

The effective income tax rate decreased to 36.4% and 35.3% for the three and nine month periods ended September 30, 2002 compared to 37.6% and 37.5% for the same periods of 2001.  This decrease is primarily the result of the purchase of $10 million of bank-owned life insurance during the first quarter of 2002 and $240 thousand resulting from the settlement of an outstanding state income tax issue during the second quarter of 2002.

Financial Condition

Total assets amounted to $1,765.9 million at September 30, 2002, an increase of $173.6 million or 10.9% from $1,592.3 million at December 31, 2001.

Loans

At September 30, 2002, the loan portfolio, including mortgage loans held for sale, and before consideration of the allowance for loan losses, was $1,125.2 million, representing 63.7% of total assets, compared to $1,053.1 million or 66.1% of total assets at December 31, 2001.

The following table sets forth information concerning the Company’s loan portfolio at the dates indicated.  The balances shown in the table are net of unadvanced funds and unearned discounts and fees.

	September 30, 2002		December 31, 2001
	(Dollars in thousands)

Real Estate:
Residential	$69,534	6.2%	$86,205	8.2%
Commercial	184,098	16.4	161,870	15.4
Construction	79,177	7.0	70,800	6.7
Total Real Estate Loans	332,809	29.6	318,875	30.3

Owner occupied Commercial Real Estate	75,817	6.7	74,825	7.1

Commercial loans	109,856	9.8	120,101	11.4

Aircraft loans	212,682	18.9	196,496	18.7

Consumer loans
Home Equity, Home Improvement & Second Mortgage	44,997	4.0	48,475	4.6
Automobile	345,655	30.7	290,829	27.6
Other	3,403	0.3	3,504	0.3
Total consumer loans	394,055	35.0	342,808	32.5

Total loans	$1,125,219	100.0%	$1,053,105	100.0%

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

The following table summarizes the activity in the allowance for loan losses (including amounts established for impaired loans) for the three and nine months ended September 30, 2002 and 2001:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(Dollars in Thousands)
Balance at beginning of period	$13,715	$13,677	$12,758	$12,716

Provision for loan losses	1,812	1,125	6,236	3,375

Charge-offs	(1,234)	(2,238)	(5,154)	(3,774)
Recoveries	181	76	634	323

Net charge-offs	(1,053)	(2,162)	(4,520)	(3,451)

Balance at end of period	$14,474	$12,640	$14,474	$12,640

Total loans at end of period*	$1,125,219	$1,026,241	$1,125,219	$1,026,241
Average loans for the period*	1,117,015	1,029,631	1,088,081	1,012,359
Allowance to loans ratio	1.29%	1.23%	1.29%	1.23%
Net charge-offs to average loans ratio (annualized)	0.38%	0.84%	0.55%	0.45%

* Includes loans held for sale.

Nonperforming Assets

Nonperforming assets consist of nonaccruing loans (including loans impaired under SFAS No. 114), and foreclosed property.  Nonperforming assets totaled $3.9 million at September 30, 2002 and $4.6 million at December 31, 2001.

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

The following table indicates the recorded investment of nonperforming assets and the related valuation allowance for impaired loans:

	September 30, 2002		December 31, 2001
	Recorded Investment	Impaired Loan Valuation Allowance	Recorded Investment	Impaired Loan Valuation Allowance
	(Dollars in Thousands)
Non-accruing Loans
Impaired Loans
Requiring a valuation allowance	$105	$105	$948	$181
Not requiring a valuation allowance	1,194	—	—	—
	1,299	105	948	181

Restructured Loans	—	—	—	—

Total impaired	1,299	$105	948	$181

Residential Mortgage	15		111
Other	1,563		3,133

Total non-accruing	2,877		4,192

Foreclosed property, net	1,070		417

Total non-performing assets	$3,947		$4,609

Percentage of non-performing assets to total assets	0.22%		0.29%
Percentage of allowance for loan losses to non-accruing loans	503.1%		304.3%

The valuation allowance for impaired loans is included in the allowance for loan losses on the balance sheet.

Investments

At September 30, 2002, the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank (“FHLB”) stock and stock in the Savings Bank Life Insurance Company of Massachusetts, totaled $503.5 million or 28.5% of total assets, compared to $427.0 million or 26.8% of total assets at December 31, 2001.  Interest and dividend income on the investment portfolio generated 21.9% and 22.6% of total interest and dividend income for the three and nine months ended September 30, 2002 compared to 23.8% and 24.4% for the same periods in 2001.  The decreases are due to lower interest rates in the economy, in general.

To identify and control market risks associated with the investment portfolio, the Company has established policies and procedures, which include stop loss limits and stress testing on a periodic basis.

Deposits

Deposits are the primary source of funds for lending and investment activities.  Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition.  At September 30, 2002 the Bank had total deposits of $1,369.3 million representing a net increase of $152.1 million or 12.5% compared to total deposits of $1,217.2 million at December 31, 2001.

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

Borrowed Funds

The Bank is a member of the FHLB and is entitled to borrow from the FHLB by pledging certain assets. The Bank also utilizes short term repurchase agreements with maturities less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. Borrowings are an alternative source of funds compared to deposits and increased from $206.3 million at December 31, 2001 to $210.0 million at September 30, 2002.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of September 30, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

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

The following table displays the Bank’s capital calculations as defined under prompt corrective action for the periods indicated:

	First Essex Bank		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision:
	Actual Amount	Actual Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
September 30, 2002 (unaudited)

Tier 1 (Core) Capital (to Adjusted Assets)	$131,466	7.72%	68,101	4.00%	$85,127	>	5.00%

Tier 1 (Core) (to Risk Weighted Assets)	131,466	9.49	55,420	4.00	83,129		6.00

Total Risk Based Capital (to Risk Weighted Assets)	145,940	10.53	110,839	8.00	138,549		10.00

December 31, 2001

Tier 1 (Core) Capital (to Adjusted Assets)	$114,647	7.22%	$63,486	4.00%	$79,358	>	5.00%

Tier 1 Capital (to Risk Weighted Assets)	114,647	9.56	47,958	4.00	71,937		6.00

Total Risk Based Capital (to Risk Weighted Assets)	127,405	10.63	95,916	8.00	119,895		10.00

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

In July 2001, the FASB issued SFAS No. 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.  Amortization of goodwill and intangible assets with indefinite lives as defined, including goodwill recorded in past business combinations, will cease upon adoption of this statement.  On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary.  Identifiable intangible assets with discrete useful lives will be amortized over their useful lives.  The Company implemented SFAS No. 142 on January 1, 2002.

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

On October 1, 2002 the Financial Accounting Standards Board released Statement of Financial Accounting Standard (“SFAS”) No. 147, entitled “Acquisitions of Certain Financial Institutions.”  SFAS 147 permits financial institutions to reclassify the intangible asset associated with bank branch acquisitions to goodwill, if the acquisition is deemed to be a business combination.  The Company will adopt SFAS 147 in the fourth quarter of 2002, and, since the acquisition was deemed to be a business combination, the Company will restate 2002 reported earnings to reflect the non-amortization of goodwill.  As a result of this change, for the first nine months ended September 30, 2002, diluted earnings per share restated will be $1.94, as compared to $1.93 previously reported, and restated net income will be $15.4 million, as compared to $15.3 million as previously reported.  The Company’s goodwill will be periodically reviewed for impairment, as required by the new standard.

The amortization and changes in the carrying amount of goodwill are as follows:

Balance as of December 31, 2001	$11,633
Amortization	(172)

Balance as of September 30, 2002	$11,461

Balance as of December 31, 2000	$12,669
Amortization	(760)

Balance as of September 30, 2001	$11,909

The net income and earnings per share would have been as follows if there had been no amortization in 2001:

	Nine Months Ended September 30,
	2002	2001
Reported net income	$15,307	$12,642
Add back : Goodwill amortization	—	589

Adjusted net income	$15,307	$13,231

Basic earning per share
Reported net income	$2.01	$1.71
Goodwill amortization	—	0.08

Adjusted net income	$2.01	$1.79

Diluted earning per share
Reported net income	$1.93	$1.64
Goodwill amortization	—	0.08

Adjusted net income	$1.93	$1.72

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

Management believes the Company has adequate sources of liquidity to fund current and future operations.

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

Item 4. Controls and Procedures

As required by new rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, within the 90-day period prior to the filing of this report and under the supervision and with the participation of management, including the Chief Executive Officers and the Chief Financial Officer of the Bank, First Essex Bancorp, Inc. (the “Company”) has evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon such evaluation, the Chief Executive Officers and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in ensuring that material information relating to the Company is made known to the certifying officers by others within the Company during the period covered by this report.  There were no significant changes in the Company’s internal controls for financial reporting or in other factors that could significantly affect such internal controls subsequent to the date of such evaluation.  In connection with the new rules, the Company currently is in the process of further reviewing and documenting its disclosure controls and procedures, and its internal accounting controls, and may from time to time make changes as deemed necessary.

PART II - OTHER INFORMATION

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

**10.19-(a) Services Agreement dated as of October 1, 1993 between the First Essex Bank, FSB and BISYS, Inc.,  incorporated herein by Reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(b) Addendum to Services Agreement dated as of October 1, 1993, amending Services Agreement, incorporated herein by Reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(c) Second Addendum to Services Agreement dated as of April 1, 1998, amending Services Agreement,  incorporated herein by Reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

**10.20-(a) Data Processing Services Agreement dated as of August 26, 1996 between First Essex Bank, FSB and Bankline New England, Inc., incorporated herein by Reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(b) Addendum to Data Processing Services Agreement dated as of November 1, 2000 between First Essex Bank, FSB and SLMsoft.com, Inc., formerly known as Bankline New England, Inc., amending Data Processing Services Agreement, incorporated herein by Reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

10.21-                 (a) Lease Agreement dated as of February 24, 1995 between First Essex Bank, FSB and Cross Point Limited Partnership, incorporated herein by Reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(b) First Amendment to Lease Agreement dated as of December 15, 1999, amending the Lease Agreement,  incorporated herein by Reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

*            Management contract or compensatory plan.

**     Certain portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the

Securities and Exchange Commission.

(b) Reports on Form 8-K.

     No reports on Form 8-K were filed by the Registrant during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ESSEX BANCORP, INC.
(Registrant)

Date: November 6, 2002	By	/s/ William F. Burke
William F. Burke
Executive Vice President and Chief Financial Officer

CERTIFICATIONS

I, Leonard A. Wilson, certify that:

(1)                                  I have reviewed this quarterly report on Form 10-Q of First Essex Bancorp, Inc.;

(2)                                  Based upon my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period presented in the report;

(3)                                  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)                                  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including it consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)                                  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls;

(b)                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)                                  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 6, 2002

/s/ Leonard A. Wilson
Leonard A. Wilson
Chairman of the Board and Chief Executive Officer

I, William F. Burke, certify that:

(1)                                  I have reviewed this quarterly report on Form 10-Q of First Essex Bancorp, Inc.;

(2)                                  Based upon my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period presented in the report;

(3)                                  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4)                                  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)                      designed such disclosure controls and procedures to ensure that material information relating to the registrant, including it consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)                     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)                      presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)                                  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

(a)                      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls;

(b)                     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

(6)                                  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 6, 2002

/s/ William F. Burke
William F. Burke
Executive Vice President and Chief Financial Officer