Form 10-K
period 2002-12-31
FIRST ESSEX BANCORP INC
filed 2003-03-19
CIK 808246

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

Yes  ☒     No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy of information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Securities Exchange Act of 1934).                        Yes  ☒           No  ☐

The aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant, based on the closing sale price on The NASDAQ Stock Market on March 10, 2003 was $235,252,187.

As of March 10, 2003, 7,714,558 shares of the registrant’s common stock, $.10 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Selected information from the Registrant’s Proxy Statement for the annual meeting to be held May 1, 2003, to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002, is incorporated by reference into Part III of this report.

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

PART I

ITEM 1.  BUSINESS

GENERAL

First Essex Bancorp, Inc.

The Company is a Delaware corporation whose primary activity is to act as the parent holding company for the wholly-owned First Essex Bank (the “Bank”), a state-chartered savings bank.  The Company is also the sole owner of two other subsidiaries, First Essex Capital Trust I and First Essex Capital Statutory Trust II, formed for the sole purpose of issuing trust preferred securities.

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

At December 31, 2002, the Bank had total assets of $1.8 billion.  The Bank is principally engaged in the business of attracting deposits from the general public and investing in residential mortgage, construction, commercial real estate, commercial and consumer loans.  The Bank also makes investments in various investment securities to provide a source of interest and dividend income.  The Bank currently maintains 20 full-service banking offices at various locations throughout its market area.  Deposits at First Essex Bank are insured up to the applicable limits by the Federal Deposit Insurance Corporation (the “FDIC”) and deposits in excess of FDIC limits are fully insured by the additional coverage provided by the Depositors Insurance Fund of Massachusetts (“DIF”).

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

CURRENT MARKET CONDITIONS

The New England region, including those portions of northeastern Massachusetts and southern New Hampshire that constitute First Essex’s market area, has not been immune to the effects of the extended recessionary environment in our nation. Overlaying this of late are the grave issues confronting our country in the Middle East as well as other geo-political uncertainties. These factors have only exacerbated concerns about the short-term economic outlook. In spite of all this the consumer has continued to spend, but how long that conduct will persist is very difficult to predict.

Loan demand to finance new and existing home sales has remained strong while refinancing activity, aided by record low interest rates, also remained strong during 2002. Commercial loans to small and mid-size businesses in the area showed no growth. The cautious attitude of businesses is manifest in a disinclination to invest or expand at this time. In the commercial real estate market, refinancing and repositioning opportunities for permanent financing continued.  Competition among lenders for all types of loans remains intense.

Automobile sales were a bright spot during 2002 as consumer spending continued to surprise the market. The national market for aircraft displayed some signs of weakness although the Bank’s targeted segment of the market – light aircraft – has seen relatively stable values and additional market penetration provide steady portfolio growth for the Bank.

Banks in general benefited from an outflow of funds from equity markets and the resultant growth in the perceived safe haven of an insured deposit account. With the continued record low interest rates, the excess liquidity caused by this migration of funds has begun to put downward pressure on interest rate spreads across the industry.

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

As a state-chartered savings bank, the Bank is subject to regulation and examination by the Commissioner and to various Massachusetts statutes and regulations, which govern, among other things, investment powers (including lending authority), deposit activities, borrowings, maintenance of capital and reserve accounts, distribution of earnings, and payment of dividends.  The Commissioner’s approval is required to establish or close branches, merge with other banks, issue stock and undertake many other activities.  As a state-chartered savings bank, the Bank is also subject to regulation, examination and supervision of the FDIC.  The Bank’s deposits are insured up to applicable limits by the Bank Insurance Fund (“BIF”) of the FDIC, and all deposits in excess of the FDIC limits are insured in full by the additional coverage provided by the DIF.

The Bank is also a member of the Federal Home Loan Bank (“FHLB”) system, which provides a central credit facility primarily for member institutions.

Business Activities

The activities of state-charted savings banks are governed by state law and in certain respects, the Federal Deposit Insurance Act (the “FDI Act”).  The FDI Act was amended by the Federal Deposit Insurance Corporation

Improvement Act of 1991 (“FDICIA”).  FDICIA, among other things, requires that federal banking regulators intervene promptly when a depository institution experiences financial difficulties, mandates the establishment of a risk-based deposit insurance assessment system and requires the imposition of numerous additional safety and soundness operational standards and restrictions.  FDICIA contains provisions affecting numerous aspects of the operations of banks and empowers the FDIC, among other agencies, to promulgate regulations implementing its provisions.

Qualified Thrift Lender Test

The Bank continues to be subject to the Qualified Thrift Lender Test (“QTL”) by virtue of the Bank’s election, under Section 10(1) of the HOLA, to continue to be treated as a savings association for holding company regulatory purposes.

The HOLA requires savings institutions to meet a QTL test.  Under the QTL test, as modified by FDICIA, a savings association is required to maintain at least 65% of its “portfolio assets” (total assets less (i) specified liquid assets up to 20% of total assets, (ii) intangibles, including goodwill, and (iii) the value of property used to conduct the association’s business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) on a monthly basis in 9 out of every 12 months.  The Bank has met this requirement for 2002.

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

Quantitative measures are established by regulation regarding minimum amounts and ratios of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification received from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain the total risk-based, Tier I risk-based and Tier I adjusted asset ratios.  There are no conditions or events since that notification that management believes have changed the institution’s category.

The Company may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause stockholder’s equity to be reduced below applicable capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

The capital ratios discussed above, along with the Bank’s actual capital amounts and ratios are presented in a table within Note 17 to the Consolidated Financial Statements included in Item 8 –  “Financial Statements and Supplementary Data” of this report.

Insurance of Deposit Accounts

As required by FDICIA, in 1993, the FDIC established a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities, the likely amounts of any loss, and the revenue needs of the insurance fund.

Insurance of deposits may be terminated by the FDIC after notice and hearing, upon finding by the FDIC that the Bank has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, rule, regulation, order or condition imposed by, or written agreement with, the FDIC.  Additionally, if insurance termination proceedings are initiated against the Bank, the FDIC temporarily may suspend insurance on new deposits received under certain circumstances.  Management is not aware of any activity or condition, which could result in a termination of its deposit insurance.  Deposits are insured up to the applicable limits by the FDIC and deposits in excess of FDIC limits are fully insured by the additional coverage provided contractually by the DIF.

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

Holding Company Regulations

The Company is a nondiversified unitary savings and loan holding company within the meaning of the HOLA.  As such, the Company has registered with the OTS and is subject to OTS regulations, examinations, supervision and reporting requirements.  As a unitary savings and loan holding company, the Company generally will not be restricted under existing laws as to the types of business activities in which it may engage, provided that the Bank continues to be a QTL. The HOLA requires the Company to obtain regulatory approvals prior to entering into certain transactions such as mergers with or acquisitions of other institutions or holding companies.  Certain acquisitions by the Company also require the prior approval of the Massachusetts Board of Bank Incorporation.

USA Patriot Act of 2001

In October 2001, the USA Patriot Act of 2001 was enacted in response to the terrorist attacks in New York, Pennsylvania and Washington D.C. which occurred on September 11, 2001. The Patriot Act is intended to strengthen

U.S. law enforcements’ and the intelligence communities’ abilities to work cohesively to combat terrorism on a variety of fronts. The potential impact of the Patriot Act on financial institutions of all kinds is significant and wide ranging. The Patriot Act contains sweeping anti-money laundering and financial transparency laws and imposes various regulations, including standards for verifying client identification at account opening, and rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Financial Services Modernization Legislation

In November 1999, the Gramm-Leach-Bliley Act of 1999, or the GLB, was enacted. The GLB repeals provisions of the Glass-Steagall Act which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities, and which restricted officer, director or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities.

In addition, the GLB also contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms and other financial service providers by revising and expanding the Bank Holding Company Act framework to permit a holding company to engage in a full range of financial activities through a new entity known as a “financial holding company.” “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

The GLB also permits national banks to engage in expanded activities through the formation of financial subsidiaries. A national bank may have a subsidiary engaged in any activity authorized for national banks directly or any financial activity, except for insurance underwriting, insurance investments, real estate investment or development, or merchant banking, which may only be conducted through a subsidiary of a financial holding company. Financial activities include all activities permitted under new sections of the Bank Holding Company Act or otherwise permitted by regulation.

To the extent that the GLB permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. The GLB is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis and which unitary savings and loan holding companies already possess. Nevertheless, the GLB may have the result of increasing the amount of competition that the Company faces from larger institutions and other types of companies offering financial products, many of which may have substantially more financial resources than the Company has.

Sarbanes-Oxley Act of 2002

On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002, or the SOA. The stated goals of the SOA are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws.

The SOA is the most far-reaching U.S. securities legislation enacted in some time. The SOA generally applies to all companies, both U.S. and non-U.S., that file or are required to file periodic reports with the Securities and Exchange Commission (the “SEC”) under the Securities Exchange Act of 1934, or the Exchange Act. Given the extensive SEC role in implementing rules relating to many of the SOA’s new requirements, the final scope of these requirements remains to be determined.

The SOA includes very specific additional disclosure requirements and new corporate governance rules, requires the SEC and securities exchanges to adopt extensive additional disclosure, corporate governance and other related rules, and mandates further studies of certain issues by the SEC and the Comptroller General. The SOA represents significant federal involvement in matters traditionally left to state regulatory authorities, management, and between a board of directors and its committees.

The SOA addresses, among other matters:

•                  audit committees’ responsibilities for all reporting companies;

•                  certification of financial statements by the chief executive officer and the chief financial officer

•                  the forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•                  a prohibition on insider trading during pension plan black out periods;

•                  disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code;

•                  “real time” filing of periodic reports;

•                  the formation of a public accounting oversight board;

•                  auditor independence; and

•                  various increased criminal penalties for violations of securities laws

The SOA contains provisions which became effective upon enactment on July 30, 2002 and provisions which will become effective from within 30 days to one year from enactment. The SEC has been delegated the task of enacting rules to implement various provisions with respect to, among other matters, disclosure in periodic filings pursuant to the Exchange Act.

LENDING ACTIVITIES

General

At December 31, 2002, the loan portfolio, before deducting the allowance for loan losses, totaled $1,136 million, which represented 64.0% of total assets, and an increase of $83.3 million over the prior year.  See Item 7 -  “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan Losses.”

Due to the Company’s continued emphasis on higher yielding commercial (including commercial real estate, construction and aircraft loans) and consumer loans, these categories increased by $102.3 million in 2002, offset by a $19.0 million decrease in residential real estate loans.  First Essex originates residential first mortgage loans, commercial real estate loans, construction loans, consumer loans, commercial loans and aircraft loans.  See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition.”

The following table sets forth information concerning First Essex’s loan portfolio, including mortgage loans held for sale, at the dates indicated.  The balances shown in the table are net of unadvanced funds and unearned discounts and fees.  Required disclosure regarding maturity distribution is shown on pages 32 and 33.

	Years Ended December 31,
	2002		2001		2000		1999		1998
	(Dollars in thousands)
Real Estate:
Residential	$67,238	5.9%	$86,205	8.2%	$119,992	12.4%	$144,021	17.7%	$189,983	25.9%
Commercial	195,468	17.2	161,870	15.4	122,248	12.6	111,272	13.7	88,774	12.1
Construction	63,272	5.6	70,800	6.7	94,036	9.7	51,353	6.3	43,220	5.9
Total real estate loans	325,978	28.7	318,875	30.3	336,276	34.7	306,646	37.7	321,977	43.9

Owner occupied commercial real estate	75,886	6.7	74,825	7.1	68,673	7.1	63,367	7.8	62,800	8.6

Commercial loans	117,549	10.3	120,101	11.4	117,020	12.0	98,701	12.1	89,690	12.2

Aircraft loans	217,167	19.1	196,496	18.7	159,730	16.5	107,007	13.2	59,657	8.1

Consumer loans:
Home Equity, Home Improvement & Second Mortgage	42,674	3.8	48,475	4.6	53,840	5.5	51,622	6.4	59,003	8.0
Automobile	353,778	31.1	290,829	27.6	230,696	23.8	180,075	22.2	134,613	18.4
Other	3,362	0.3	3,504	0.3	4,118	0.4	4,867	0.6	6,143	0.8
Total consumer loans	399,814	35.2	342,808	32.5	288,654	29.7	236,564	29.2	199,759	27.2

	$1,136,394	100.0%	$1,053,105	100.0%	$970,353	100.0%	$812,285	100.0%	$733,883	100.0%

Residential Mortgage Loans

The Bank originates residential first mortgage loans in its market area.  At December 31, 2002, the residential mortgage loan portfolio was $67.2 million, representing 5.9% of the loan portfolio.  The Bank’s residential first mortgage loan products consists of six-month, one-year, three-year, five-year and seven-year adjustable-rate mortgages and fixed-rate mortgages, having terms of 15 to 30 years.  Most of the residential mortgage loans originated by the bank are sold in the secondary market.  See Item 7a -  “Quantitative and Qualitative Disclosures about Market Risk  - Asset/Liability Management.”

Commercial Real Estate Loans

The Bank also holds loans secured by commercial real estate, such as manufacturing, retail, apartment and office buildings.  At December 31, 2002, the commercial real estate loan portfolio had an outstanding balance of $195.5 million, representing 17.2% of the Bank’s loan portfolio.

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

Construction Loans

Construction loans are primarily made to developers and builders for the construction of commercial and single-family properties.  Construction loans have generally been made with maturities of one year or less and a price based on a published prime rate, subject to renewal or extension by the Bank.  Additionally, loans are made to qualified individuals for construction of single-family owner-occupied homes that convert to permanent mortgages upon completion of construction.  At December 31, 2002, the Bank’s construction loan portfolio had an outstanding balance of $63.3 million, representing 5.6% of the loan portfolio.

Owner-Occupied Commercial Real Estate Loans

Owner-occupied commercial real estate loans are extensions of credit to commercial borrowers for the construction or purchase of business space, primarily for the borrower’s own use, or loans to commercial borrowers for operating purposes in which the Bank has taken real estate occupied by the borrower as collateral.  In these instances, the cash flow of the borrower’s business is the primary source of repayment.  At December 31, 2002, this portfolio had total outstandings of $75.9 million representing 6.7% of the Bank’s loan portfolio.

Commercial Loans

At December 31, 2002, the portfolio of commercial loans totaled $117.5 million, representing 10.3% of the loan portfolio.  The Bank offers secured and unsecured demand loans, time loans, term loans, lines of credit and working capital loans, which are short term or have adjustable rates.  Commercial loans are originated by the Bank’s commercial lending officers, who are supported by a credit, processing and documentation staff.

Aircraft Loans

The Bank has an expanding market in aircraft lending, which totaled $217.2 million or 19.1% of the loan portfolio at December 31, 2002.  The Bank offers fixed and variable rate loans to commercial and consumer customers.  Fixed rate loans totaled $188.8 million or 87.0% of the portfolio while variable rate loans totaled $28.4 million or 13.0% of these loans.  Terms typically range from 12 to 20 years.  At December 31, 2002, the average loan amount in this portfolio was $159 thousand.

Consumer Loans

Consumer loans totaled $399.8 million or 35.2% of the loan portfolio at December 31, 2002.  This portfolio consists of automobile loans, fully or partially secured personal loans, second mortgage loans, home equity loans and unsecured personal loans.  Automobile loans include dealer indirect loans totaling $350.1 million as well as loans originating directly in retail branches.  The Bank offers variable rate home equity lines of credit called “First Line Equity Credit”.  This product consists of a line of credit, secured by a second mortgage on residential property, with a monthly adjustable interest rate at a margin above a published prime rate.

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

Residential Loan Servicing and Sales of Loans

The Bank generally writes residential mortgage loans to meet the requirements for sale in the secondary market.  From time to time, the Bank sells residential mortgage loans and residential loan servicing.  Such loan sales represent a potential source of liquidity to meet lending demands and deposit outflows.  See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Asset/Liability Management.”

At December 31, 2002, the Bank’s residential loan servicing portfolio totaled $1.0 million.

NONPERFORMING ASSETS

General

Nonperforming assets consist of nonaccruing loans (including impaired and restructured loans) and foreclosed property. For further information regarding the impairment of loans see “Provision for Loan Losses” included in Item  7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Nonaccruing Loans

It is the general practice of the Bank to discontinue accrual of interest on loans for which payment of interest or principal is 90 days or more past due and such other loans where collection of interest and principal is doubtful.  All previously accrued but uncollected interest is reversed against current period income when a loan is placed on nonaccrual status.  At December 31, 2002, the Bank’s nonaccruing loans totaled $3.1 million, representing a decrease of $1.1 million or 25.9% from $4.2 million at December 31, 2001.  This decrease is due primarily to the charge-off of a single commercial credit.  For further information regarding the Bank’s nonaccruing loans, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Non-Performing Assets.”

Restructured Loans

These are loans on which concessions have been made in light of the debtor’s financial difficulty with the objective of maximizing recovery.  At December 31, 2002 and December 31, 2001, the Bank had no restructured loans.  Restructured loans are nonperforming assets and would be included in the totals for nonaccrual loans.  For further information regarding restructured loans, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Nonperforming Assets.”

Foreclosed Property

Foreclosed property at December 31, 2002 totaled $1.2 million compared to $417,000 at December 31, 2001. Foreclosed property consists of real or tangible property that collateralized a loan prior to foreclosure or repossession. These assets are carried at the lower of cost or the estimated net realizable value less selling costs.  Any decreases in value prior to sale are charged to operations.

For further information regarding the Bank’s foreclosed property, see Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Nonperforming Assets.”

INVESTMENT ACTIVITIES

The Company maintains an investment portfolio to provide a source of interest and dividend income and potential source of liquidity to meet lending demands and deposit outflows.  At December 31, 2002, the investment portfolio, consisting of short-term investments, investment securities (exclusive of equity securities), mortgage-backed securities, stock in the FHLB and stock of the Savings Bank Life Insurance Company of Massachusetts, totaled $472.0 million, or 26.6% of total assets.

Interest and dividend income on the investment portfolio generated 21.9% of total interest and dividend income for the year ended December 31, 2002.  See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments” for further information regarding the investment portfolio.

The Bank’s investment strategy seeks to provide liquidity and realize current income while preserving principal.  The Bank will generally invest only in United States (“U.S.”) government, or agencies thereof, bonds, U.S. state or municipal bonds, corporate bonds, mortgage backed securities and will only purchase bonds which are rated A or higher at the time of purchase.

DEPOSITS

The Bank offers a range of deposit accounts including regular and passbook savings, NOW, money market and demand deposit accounts.  The Bank offers a number of relationship products that allow customers to combine balances in checking and savings accounts in order to avoid service and maintenance fees, and obtain free banking services.  These relationship products may also include discounts on installment loans and bonus rates on certificates of deposit.  The Bank also offers term deposit certificates ranging from 30 days to seven years.  Interest rates on these certificates vary according to the term selected.  From time to time, the Bank promotes various types of accounts with the intention of changing the maturity schedule of its liabilities.  See Item 7 – “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Deposits.”

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

EMPLOYEES

At December 31, 2002, the Bank had 323 full time equivalent employees.  None of the employees of the Bank are represented by a collective bargaining group and management considers its relationship with its employees to be good.

AVAILABLE INFORMATION

The Company’s interest address is www.firstessex.com.  Our website provides a hyperlink to a third party web site through which our annual, quarterly and current reports, and amendments to those reports, are available free of charge.  (Up until March 5, 2003, we provided a hyperlink directly to the SEC’s EDGAR database.)  We believe that the third party web site makes our reports available as soon as reasonably practicable after we electronically file them with, or furnish them to the SEC.  We do not maintain or provide any information directly to the third party web site and we do not check its accuracy.  Copies of our reports can also be obtained from the SEC’s web site at www.sec.gov.

ITEM 2.  PROPERTIES

The following table sets forth certain information relating to properties owned or used in banking activities at December 31, 2002:

Location	Owned or Leased	Lease Expiration Date	Renewal Option(s) Through	Total Office Space in Square Feet

Corporate Headquarters(1):
71 Main Street Andover, MA	Leased	January 31, 2005	January 31, 2015	12,392

Main Banking Office(2):
296 Essex Street Lawrence, MA	Owned	N/A	N/A	44,757

Operations Center:
900 Chelmsford Street Lowell, MA	Leased	May 12, 2005	May 12, 2010	31,478

Consumer Lending Office:
211 North Main Street Andover, MA	Leased	May 31, 2005	May 31, 2011	3,980

Branch Offices:
460 South Union Street Lawrence, MA	Leased	February 28, 2009	February 28, 2029	3,500

555 Broadway Lawrence, MA	Owned	N/A	N/A	4,190

750 Main Street Haverhill, MA	Owned	N/A	N/A	4,352

555 Chickering Road North Andover, MA	Leased	March 31, 2007	March 31, 2012	4,549

211 North Main Street Andover, MA	Leased	May 31, 2007	May 31, 2017	3,600

125 Merrimack Street Methuen, MA	Owned	N/A	N/A	4,315

Location	Owned or Leased	Lease Expiration Date	Renewal Option(s) Through	Total Office Space in Square Feet

Branch Offices:
15 Burnham Road Methuen, MA	Leased	June 30, 2005	June 30, 2015	3,700

539 South Broadway(3)(4) Salem, NH	Leased	N/A	N/A	5,576

1 Wall Street(5) Windham, NH	Owned	N/A	N/A	8,820

100 Bridge Street Pelham, NH	Leased	June 30, 2003	June 30, 2008	6,899

24 Orchard View Drive Londonderry, NH	Leased	November 30, 2003	November 30, 2008	3,130

900 Chelmsford Street Lowell, MA	Leased	October 31, 2006	October 31, 2011	1,400

20 North Broadway(6) Salem, NH	Owned	N/A	N/A	7,476

73 West Street Concord, NH	Owned	N/A	N/A	4,558

161 North State Street Concord, NH	Owned	N/A	N/A	22,274

53 West Main Street Hillsborough, NH	Owned	N/A	N/A	4,950

1 Wall Street(7) Manchester, NH	Leased	June 30, 2006	June 30, 2016	8,135

749 Rogers Street(8) Lowell, MA	Leased	November 30, 2021	November 30, 2041	44,871

(1)	This site also serves as a branch location.
(2)

Includes two contiguous buildings at 284 Essex Street and 286-288 Essex Street which were acquired in 1972 and 1980, respectively, as well as an adjacent parking lot at 7 Lawrence Street which was acquired in 1981.

(3)

The current term of the lease for this property expired on October 20, 2002 and the landlord has advised the Bank that it is currently a tenant at will. The Bank is in discussions with the landlord concerning a new lease for this property.

(4)

Second floor of building is subleased to a third party for a three year term, commencing on November 1, 2000 and terminating on October 31, 2003. There is an option to renew for two additional 3 year terms. The sublease terminates automatically whenever the Bank’s prime lease terminates.

(5)	Second floor of building is subleased to a third party for a five year term, commencing on June 1, 2001 and terminating on May 31, 2006. There is an option to renew for one additional 5 year term.
(6)	4,000 sf of an adjacent parking lot is leased for a twenty year term, commencing September 1, 1996 and terminating on August 31, 2016.
(7)	Lease includes 8,750 sf adjacent lot used for drive up lanes.
(8)	Building is owned and the land is leased.

Management believes that the Company’s existing facilities are adequate for the conduct of its business.

ITEM 3.  LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incident to its business, none of which are believed by management to be material to the financial condition or operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the shareholders during the fourth quarter of 2002.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S EQUITY AND RELATED STOCKHOLDERS MATTERS

First Essex Bancorp, Inc. common stock is traded over-the-counter on the Nasdaq National Market System under the symbol FESX.

At December 31, 2002, there were 7,660,876 shares outstanding and approximately 1,000 shareholders of record.  This does not reflect the number of persons or entities who hold their stock in nominee or street name through various brokerage firms.

The price information regarding the Company’s common stock in the following table is based on high and low closing sale prices:

	Prices Per Share		Dividend Declared Per Share
	High	Low
2002
First Quarter	$31.360	$25.720	$0.22
Second Quarter	34.900	29.500	0.22
Third Quarter	34.650	26.480	0.22
Fourth Quarter	38.900	33.070	0.24

2001
First Quarter	$22.000	$19.000	$0.20
Second Quarter	24.720	19.875	0.20
Third Quarter	29.550	23.200	0.20
Fourth Quarter	29.050	24.200	0.22

The only funds available to the Company for the payment of dividends are cash and cash equivalents held at the holding company level, dividends from the Bank and borrowings.  In addition, bank regulatory authorities generally restrict the amounts available for the payment of dividends by the Bank to the Company, see Item 1 – “Business – Regulation – Limitation on Capital Distributions”.  Federal Reserve Board Regulation W implements sections 23A and 23B of the Federal Reserve Act and restricts the Bank in lending or advancing funds to the Company unless such loans are collateralized by specific obligations, and limits collateralized loans to 10 percent of the Bank’s capital to any one affiliate, and to 20 percent of the Bank’s capital for all affiliates in the aggregate.

The Bank is prohibited from paying cash dividends, to the extent that any such payment would reduce its capital below required regulatory capital levels or would impair the liquidation account established in connection with its conversion from mutual to stock form.  See Item 1.  “Business – Regulation – Limitation on Capital Distributions” and Note 17 to the consolidated financial statements included in response to Item 8 – “Financial Statements and Supplementary Data” of this report for further discussion.

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

ITEM 6.  SELECTED FINANCIAL DATA

	At December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands)
Balance Sheet Data:
Total assets	$1,775,930	$1,592,319	$1,520,967	$1,377,318	$1,248,014
Loans receivable, net(1)	1,121,942	1,040,347	957,637	800,946	722,622
Investment securities(2)	346,386	414,516	453,313	455,220	367,019
Foreclosed property	1,198	417	3	447	575
Deposits	1,380,637	1,217,163	1,127,523	1,002,761	934,695
Borrowed funds	207,408	206,275	267,409	268,962	201,499
Stockholders’ equity	143,926	125,194	105,732	91,578	97,082

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(Dollars in thousands, except per share data)
Operating Data:
Interest and dividend income	$105,930	$115,648	$111,609	$96,742	$93,460
Interest expense	41,173	57,065	59,964	50,183	52,512

Net interest income	64,757	58,583	51,645	46,559	40,948
Provision for loan losses	8,048	5,100	3,710	2,400	1,440
Net gain (loss) on sales of securities	—	—	(18)	54	1,344
Net gain on sales of mortgage loans and mortgage servicing rights	1,594	1,383	1,328	1,208	1,338
Other income	9,290	7,489	6,502	4,833	4,183
Noninterest expenses	33,899	33,793	31,746	30,071	28,178
Minority Interest	2,048	1,590	868	—	—
Provision for income taxes	11,183	10,122	8,665	7,491	7,130

Net income	$20,463	$16,850	$14,468	$12,692	$11,065

Per Share Data:
Earning per share - basic	$2.68	$2.27	$1.95	$1.67	$1.46
Earnings per share - diluted	2.57	2.18	1.90	1.63	1.41
Dividends declared	0.90	0.82	0.74	0.66	0.58
Book value at end of period	18.79	16.62	14.42	12.06	12.75
Dividend payout ratio	33.62%	36.17%	37.79%	39.58%	39.68%

Selected Financial Ratios:
Return on average assets	1.20%	1.07%	1.00%	0.96%	0.90%
Return on average equity	15.14	14.35	15.36	13.16	11.73
Average equity as a percentage of average assets	7.95	7.46	6.54	7.29	7.63
Weighted average interest rate spread	3.62	3.31	3.26	3.24	2.84
Net yield on average earning assets	4.03	3.89	3.77	3.71	3.44

(1)	Includes loans held for sale.
(2)

Investment securities include U.S. government and agency obligations, mortgage-backed securities, other bonds, and obligations, stock in the Federal Home Loan Bank of Boston and stock in the Savings Bank Life Insurance Company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

General

The results of operations of the Company consist primarily of the results of operations of the Bank, which is the Company’s principal subsidiary.  Net income for the year ended December 31, 2002 totaled $20.5 million (or $2.57 per diluted share) compared to $16.9 million (or $2.18 per diluted share) for the same period in 2001, an increase of 21.4% or $3.6 million.  The improvement was primarily due to increases in net interest income and noninterest income, partially offset by higher provisions for loan losses and increases in noninterest expenses.

The Company adopted SFAS No. 142, “Goodwill and other Intangibles”, as of January 1, 2002.  On October 1, 2002, the Company adopted, and retroactively applied to January 1, 2002, SFAS No. 147, “Acquisitions of Certain Financial Institutions.”  As a result of the adoption of SFAS No. 142 and SFAS No. 147, the Company did not record any goodwill amortization expense in 2002 as compared to $1.0 million recorded in 2001.  Goodwill amortization is reported as a component of non-interest expense.

Critical Accounting Policies

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies.  The Company considers the allowance for loan losses and deferred income taxes to be its critical accounting policies.

Allowance for Loan Losses

Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment.  The Company’s allowance for loan losses provides for probable losses based upon evaluations of known, and inherent risks in the loan portfolio.  Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen.  The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off.  For a full discussion of the Company’s methodology of assessing the adequacy of the allowance for loan losses, see “Financial Condition – Allowance for Loan Losses.”

Income Taxes

The Company accounts for income taxes by deferring income taxes based on the estimated future tax effects of differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws.  These differences result in deferred tax assets and liabilities, which are included in the Company’s consolidated balance sheets.  The Company must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined not likely to be recoverable.  Management judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income.  Although the Company has determined a valuation allowance is not required for all deferred tax assets, there is no guarantee that these assets are recognizable.

Analysis of Average Yields Earned and Rates Paid

The following table presents an analysis of average yields earned and rates paid for the years indicated:

	Years Ended December 31,
	2002			2001			2000
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Earning assets:
Total loans(1)	$1,098,898	$81,662	7.43%	$1,019,248	$86,448	8.48%	$900,442	$80,776	8.97%
Investment securities	374,358	21,483	5.74	424,000	26,887	6.34	435,683	29,053	6.67
Other earning assets	17,774	1,067	6.00	17,654	1,063	6.02	17,542	1,058	6.03
Short-term investments	114,839	1,718	1.50	45,508	1,250	2.75	14,957	722	4.83

Total earning assets	1,605,869	105,930	6.60	1,506,410	115,648	7.68	1,368,624	111,609	8.15

Allowance for loan losses	(13,878)			(13,152)			(11,697)

Total earning assets less allowance for loan losses	1,591,991			1,493,258			1,356,927
Other assets	107,129			81,652			84,088
Total assets	$1,699,120			$1,574,910			$1,441,015

Liabilities and Stockholders’ Equity
NOW accounts	$87,782	$777	0.89%	$70,402	$805	1.14%	$58,224	$626	1.08%
Money market accounts	159,917	3,183	1.99	83,052	2,133	2.57	89,392	2,929	3.28
Savings accounts	337,312	5,638	1.67	318,175	9,090	2.86	271,146	9,916	3.66
Time deposits	590,894	21,991	3.72	590,363	32,333	5.48	543,583	30,389	5.59

Total interest bearing deposits	1,175,905	31,589	2.69	1,061,992	44,361	4.18	962,345	43,860	4.56
Borrowed funds	207,943	9,584	4.61	244,027	12,704	5.21	263,338	16,104	6.12
Total interest bearing deposits and borrowed funds	1,383,848	41,173	2.98	1,306,019	57,065	4.37	1,225,683	59,964	4.89
Demand deposits	136,860			121,543			106,210
Other liabilities	18,918			14,095			7,408
Total liabilities	1,539,626			1,441,657			1,339,301
Trust Preferred Securities	24,349			15,840			7,513
Stockholders’ equity	135,145			117,413			94,201
Total liabilities and stockholders’ equity	$1,699,120			$1,574,910			$1,441,015

Net interest income		$64,757			$58,583			$51,645

Weighted average rate spread			3.62%			3.31%			3.26%

Net yield on earning assets(2)			4.03%			3.89%			3.77%

(1) Loans on a non-accrual status and loans held for sale are included in the average balance.

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

	Years ended December 31,
	2002 Compared to 2001 Increase (Decrease) Due to			2001 Compared to 2000 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)

Interest and dividend income:
Loans before the allowance for loan losses	$6,432	$(11,218)	$(4,786)	$10,247	$(4,575)	$5,672
Investment securities	(2,983)	(2,421)	(5,404)	(766)	(1,400)	(2,166)
Other earning assets	7	(3)	4	7	(2)	5
Federal funds sold and short term investments	1,237	(769)	468	950	(422)	528

Total interest and dividend income	$4,693	$(14,411)	$(9,718)	$10,438	$(6,399)	$4,039

Interest expense:
Savings deposits	2,476	(4,906)	(2,430)	1,567	(3,010)	(1,443)
Time deposits	29	(10,371)	(10,342)	2,572	(628)	1,944
Borrowed funds	(1,757)	(1,363)	(3,120)	(1,123)	(2,277)	(3,400)

Total interest expense	748	(16,640)	(15,892)	3,016	(5,915)	(2,899)

Net interest and dividend income	$3,945	$2,229	$6,174	$7,422	$(484)	$6,938

Net Interest Income

Net interest income increased by $6.2 million to $64.8 million for the year ended December 31, 2002, representing a 10.5% increase from $58.6 million in 2001.  During 2002, the growth in interest earning assets exceeded the growth in interest bearing liabilities.  Additionally, declining interest rates favorably affected net interest margin as more interest bearing liabilities repriced during the year as compared to the repricing of interest earning assets.  Moreover, the decline in the average cost of interest bearing liabilities was greater than the decline in the average yield on earning assets.

Net interest income increased by $6.9 million to $58.6 million for the year ended December 31, 2001, representing a 13.4% increase from $51.6 million in 2000.  The increase in net interest income was due primarily to an increase in outstanding loans, combined with an increase in the net yield on average earning assets.

Interest and Dividend Income

Interest and dividend income decreased by $9.7 million (8.4%) to $105.9 million for the year ended December 31, 2002 from $115.6 million for the year ended December 31, 2001.  The average balance of earning assets increased $99.5 million or 6.6% from $1,506.4 million in 2001 to $1,605.9 million in 2002.  However, the yield on average earning assets decreased to 6.60% for the year ended December 31, 2002 as compared to 7.68% for the comparable period of 2001.  The declines in yields on loans and investment securities resulted from lower interest rates in the economy, in general.

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

Interest Expense

Interest expense decreased $15.9 million or 27.8% to $41.2 million for the year ended December 31, 2002 from $57.1 million in 2001.  This decrease is attributable to a decrease of 139 basis points in the average cost of funds from 4.37% in 2001 to 2.98% in 2002, offset by an increase in average interest bearing liabilities of $77.8 million during 2002.  For 2002, most of the growth in interest bearing deposits came from increases in core deposits.  The decline in the cost of funds resulted from lower interest rates in the economy, in general.

Interest expense decreased $2.9 million or 4.8% to $57.1 million for the year ended December 31, 2001 from $60.0 million in 2000.  This decrease is attributable to a decrease of 52 basis points in the average cost of funds from 4.89% in 2000 to 4.37% in 2001, offset by an increase in average interest bearing liabilities of $80.3 million during 2001.

Provision for Loan Losses

Losses on loans are provided for under the accrual method of accounting.  The determination of the adequacy of the allowance for loan losses is based upon management’s assessment of risk elements in the portfolio, factors affecting loan quality and assumptions about the economic environment in which the Company operates.  The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant individual problem credits.  In addition, management reviews overall portfolio quality through an analysis of current levels and trends in charge-off, delinquency and nonaccruing loan data, collateral values, economic conditions and their effect on borrowers, and the overall-banking environment.  See “Financial Condition – Allowance for Loan Losses”.  Ultimate losses may vary significantly from the current estimates.  Losses on loans, including impaired loans, are charged against the allowance when management believes the collectability of principal is doubtful.

Provisions for loan losses totaled $8.0 million, $5.1 million, and $3.7 million for the years ended December 31, 2002, 2001 and 2000 respectively.  The increase in the provision for loan losses for 2002 compared to 2001 was primarily due to a $1.6 million charge-off on a single commercial credit, and to provide for the growth in the loan portfolio.  Provisions result from management’s continuing internal review of the loan portfolio as well as its judgment as to the adequacy of the reserves in light of the condition of the regional real estate market and the economy generally.  As a result of expected ongoing loan growth, there is likewise an expectation that the Bank will continue to find it necessary to make provisions for loan losses in the future.  See “Financial Condition – Non-Performing Assets”.

The Bank’s total allowance for loan losses was $14.5 million or 465.4% of non-accruing loans at December 31, 2002 compared to $12.8 million or 304.3% at December 31, 2001 and $12.7 million or 483.5% at December 31, 2000.

Noninterest Income

Noninterest income consists of net gains from sales of securities, net gains from sales of loans and loan servicing rights, fee and other noninterest income.

Noninterest income increased $2.0 million (22.7%) to $10.9 million for the year ended December 31, 2002 compared to $8.9 million in 2001.  The increase is primarily attributable to an increase in fee income associated with loans and deposits, income from additional bank owned life insurance purchased during the first quarter of 2002, and approximately $600 thousand of income relating to the settlement of an outstanding state income tax issue.

Noninterest income increased $1.1 million (13.6%) to $8.9 million for the year ended December 31, 2001 compared to $7.8 million in 2000.  The increase is primarily attributable to an increase in fee income associated with loans and deposits.

Noninterest Expenses

Noninterest expenses increased by $106 thousand (.3%) to $33.9 million for the year ended December 31, 2002 compared to $33.8 million in 2001.  The majority of this increase is attributable to higher salary and benefit costs.

Salaries and employee benefits increased by $1.3 million (7.8%) to $18.3 million for the year ended December 31, 2002 from $16.9 million in 2001.  Salaries increased $675 thousand or 5.4% while benefits and other personnel costs increased $646 thousand or 14.6% as compared to 2001.  At December 31, 2002 the Bank had 323 full-time equivalent employees as compared to 319 at December 31, 2001.  The increase in benefit costs are primarily due to higher pension costs and medical insurance premiums.

All other operating expenses decreased $1.2 million (7.2%) to $15.6 million for the year ended December 31, 2002 as compared to $16.9 million in 2001.  This decrease is primarily due to the elimination of goodwill amortization of $1.0 million resulting from the adoption of SFAS Numbers 142 and 147, and reduced expenses associated with foreclosed assets.

Minority interest expense increased $458,000 or 28.8% to $2.0 million in 2002 as compared to $1.6 million in 2001 due to the issuance of $15 million in additional trust preferred securities during the third quarter of 2001, offset slightly by the repricing of the cost associated with the $15 million of trust-preferred securities issued in 2001.

Noninterest expenses increased by $2.0 million (6.4%) to $33.8 million for the year ended December 31, 2001 compared to $31.7 million in 2000.  The majority of this increase is attributable to higher salary and benefit costs.

Salaries and employee benefits increased by $1.5 million or 9.7% to $16.9 million for the year ended December 31, 2001 from $15.4 million in 2000.  Salaries increased $1.3 million or 8.9% from 2000.  At December 31, 2001, the Bank had 319 full-time equivalent employees as compared to 311 at December 31, 2000.  Partially offsetting the increase in salaries expense was $614 thousand related to a change in the estimate of certain pension benefits in the fourth quarter of 2000.  Benefits costs increased $245 thousand or 18.5% compared to 2000 primarily due to higher other pension costs and medical insurance premiums.

All other operating expenses increased $552,000 or 3.4% to $16.9 million for the year ended December 31, 2001 as compared to $16.3 million in 2000.  This increase is primarily due to additional information processing expenses and increased costs associated with problem assets.

Minority interest expense increased by $722,000 or 83.2% to $1.6 million for the year ended December 31, 2001 as compared to $868,000 in 2000 due to the issuance of $15 million of additional trust preferred securities during the third quarter of 2001.

Income Taxes

The provision for income taxes amounted to $11.2 million in 2002 compared to provisions of $10.1 million and $8.7 million recorded in 2001 and 2000, respectively.  The effective tax rate in 2002 is comparable to the effective tax rates for 2001 and 2000.  The effective rate differs from the statutory rate primarily as a result of the amortization of goodwill and state taxes.

FINANCIAL CONDITION

Total assets increased by $183.6 million or 11.5% to $1.8 billion at December 31, 2002 compared to $1.6 billion at December 31, 2001.

Loans

At December 31, 2002, the loan portfolio, excluding the allowance for loan losses, and including mortgage loans held-for-sale, was $1,136 million, representing 64.0% of total assets.  This is an increase of $83.3 million or 7.9% when compared to $1,053 million or 66.1% of total assets at December 31, 2001.  See Item 1 – “Business – Lending Activities - General” for a table setting forth the composition of the loan portfolio of the Bank at the end of each of the past five years.

Nonperforming Assets

Nonperforming assets consist of nonaccruing and restructured loans (including impaired loans), and foreclosed property. Nonperforming assets totaled $4.3 million at December 31, 2002, compared to $4.6 million at December 31, 2001 and $2.6 million at December 31, 2000.

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

There were no restructured loans at December 31, 2002, 2001, and 2000.

The additional amount of interest that would have been earned had the nonaccrual and restructured loans performed in accordance with original terms and conditions was $370,000, $458,000 and $103,000 for the years ended December 31, 2002, 2001 and 2000, respectively.  The actual amount of interest recorded on the nonaccrual and restructured loans for 2002 totaled $190,000.

Foreclosed property at December 31, 2002 totaled $1.2 million and primarily consisted of repossessed aircraft.  At December 31, 2001, foreclosed property primarily consisted of repossessed automobiles.

At December 31, 2002, the recorded investment in loans that are considered to be impaired totaled $1.0 million with a related valuation allowance for loan losses of $105,000, compared to impaired loans of $948,000 with a related valuation allowance of $181,000 at December 31, 2001.

The average recorded investment in impaired loans was approximately $1.1 million in 2002, $225,000 in 2001 and $394,000 in 2000.  The additional amount of interest that would have been earned during 2002 had the impaired loans performed in accordance with original terms totaled $231,000.  Interest income recognized on impaired loans, using the cash basis of income recognition, amounted to approximately $107,000 for the year ended December 31, 2002 compared to $57,000 in 2001 and $123,000 in 2000.

The following table shows the composition of nonperforming assets for the five years ended December 31, 2002:

	2002	2001	2000	1999	1998
	(Dollars in thousands)
Nonaccruing loans:
Real estate	$143	$220	$649	$1,422	$3,260
Other	2,962	3,972	1,981	1,700	1,792
Restructured loans	—	—	—	303	447
Total nonaccruing loans	3,105	4,192	2,630	3,425	5,499

Foreclosed property	1,198	417	3	447	575
Total nonperforming assets	$4,303	$4,609	$2,633	$3,872	$6,074

Percentage of nonperforming to total assets	0.24%	0.29%	0.17%	0.28%	0.49%
Percentage of allowance for loan losses to nonaccruing loans	465.4%	304.3%	483.5%	331.1%	204.8%

The following table summarizes the activity of foreclosed property during the year ended December 31, 2002:

	Residential Real Estate	Construction Real Estate	Commercial Real Estate	Other Repossessed Assets	Total
	(Dollars in Thousands)

Balance at beginning of year	$—	$—	$—	$417	$417

Transfer from loans	—	—	—	4,289	4,289
Net gains (losses)	—	—	—	(120)	(120)
Sales	—	—	—	(3,388)	(3,388)

Balance at end of year	$—	$—	$—	$1,198	$1,198

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

The determination of the adequacy of the allowance for loan losses is based upon management’s assessment of risk elements in the portfolio, factors affecting loan quality and assumptions about the economic environment in which the Company operates.  The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant individual problem credits.  In addition, management reviews overall portfolio quality through an analysis of current levels and trends in charge-off, delinquency and nonaccruing loan data, collateral values, economic conditions and their effect on borrowers, and the overall-banking environment.  These reviews are of necessity dependent upon estimates, appraisals and judgements, which may change because of changing economic conditions and the Company’s perception as to how these factors may affect the financial condition of debtors.

The methodology for assessing the appropriateness of the allowance consists of a review of the following key elements:

•                  a formula allowance for the various loan portfolio classifications,

•                  a valuation allowance for loans identified as impaired, and

•                  a nonspecific allowance.

The formula allowance is a percentage-based reflection of historical loss experience and assigns required allowance allocations by loan classification based on an estimated percentage of all outstanding loan balances.  The formula allowance employs a risk-rating model that grades loans based on general characteristics of credit quality and relative risk.  As credit quality becomes more suspect, so-called “watch list” loans, the risk rating and required allocation percentage increase.  The sum of these allocations comprise the Company’s “formula” or “general” allowance.

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

In addition to the formula and valuation components, there is a nonspecific allowance component that takes into consideration the imprecise nature of the loan loss estimation process and various other factors as discussed below.  This component’s adequacy is also based upon management’s evaluation of various factors, the effects of which are not directly measured by utilizing the formula and valuation allowances.  The evaluation of the inherent loss resulting from these factors involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments.  The factors evaluated in connection with the nonspecific allowance include the following:

•                  the then-existing general economic and business conditions affecting the Company’s key lending areas,

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

•                  loan volumes and concentrations,

•                  seasoning of the loan portfolio,

•                  specific industry conditions within portfolio segments,

•                  recent loss experience in particular segments of the portfolio,

•                  duration of the current business cycle.

When an evaluation of these conditions signifies a change in the level of risk, the Company adjusts the non-specific allowance.  Periodic credit reviews enable further adjustment to the allowance through the risk rating of loans and identification of loans requiring a valuation allowance.  In addition, the formula model is designed to be self-correcting by taking into account recent loss experience.

The annual provision for loan losses is set based on the aforementioned factors.  Although the Company realized total loan growth of $83.3 million or 7.9% during 2002, there were no significant changes in loan concentrations, loan quality or loan terms during the period.  Estimation methods and assumptions affecting the allowance for loan losses remained unchanged from those used in prior periods.  There was no significant reallocation of the allowance for loan losses among the various segments of the portfolio.

The following table summarizes the activity in the allowance for loan losses for the five years ended December 31, 2002:

	2002	2001	2000	1999	1998
	(Dollars in thousands)

Balance at beginning of year	$12,758	$12,716	$11,339	$11,261	$10,570
Acquired allowance - branch acquisition	—	—	—	—	765
Provision for loan losses	8,048	5,100	3,710	2,400	1,440

Charge-offs:
Mortgage	(18)	—	(16)	(396)	(709)
Construction	—	—	(24)	(10)	—
Owner-occupied commercial real estate	—	(8)	(3)	—	—
Commercial	(2,287)	(1,486)	(113)	(607)	(726)
Consumer	(4,787)	(4,029)	(2,663)	(2,221)	(2,111)
Total charge-offs	(7,092)	(5,523)	(2,819)	(3,234)	(3,546)

Recoveries:
Mortgage	33	33	118	604	1,288
Construction	—	—	17	4	12
Owner-occupied commercial real estate	—	52	20	—	—
Commercial	24	55	61	84	578
Consumer	681	325	270	220	154
Total recoveries	738	465	486	912	2,032

Net charge-offs	(6,354)	(5,058)	(2,333)	(2,322)	(1,514)

Balance at end of year	$14,452	$12,758	$12,716	$11,339	$11,261

Total loans at end of year*	$1,136,394	$1,053,105	$970,353	$812,285	$733,883
Average loans for the year*	1,098,898	1,019,248	900,442	764,400	739,091
Allowance to loans ratio	1.27%	1.21%	1.31%	1.40%	1.53%
Net charge-offs to average loans ratio	0.58%	0.50%	0.26%	0.30%	0.20%

* Includes loans held for sale.

The following table summarizes the allocation of the allowance for loan losses for the following periods:

	December 31,
	2002		2001		2000		1999
	Allowance Amount	Percent of Loans in Category To Total Loans	Allowance Amount	Percent of Loans in Category To Total Loans	Allowance Amount	Percent of Loans in Category To Total Loans	Allowance Amount	Percent of Loans in Category To Total Loans

	(Dollars in thousands)

Residential Real Estate	$210	5.9%	$384	8.2%	$808	12.4%	$1,289	17.7%

Commercial Real Estate	2,075	17.2	1,907	15.4	1,555	12.6	1,679	13.7

Construction	636	5.6	759	6.7	947	9.7	535	6.3

Owner Occupied Commercial Real Estate	759	6.7	749	7.1	688	7.1	635	7.8

Commercial Loans	1,806	10.3	1,771	11.4	1,575	12	1,192	12.1

Aircraft Loans	1,402	19.1	1,086	18.7	799	16.5	535	13.2

Consumer Loans	4,185	35.2	3,601	32.5	3,688	29.7	2,907	29.2

Unallocated	3,379	—	2,501	—	2,656	—	2,567	—

Total Allowance for Loan Losses	$14,452	100%	$12,758	100%	$12,716	100%	$11,339	100%

The entire allowance for loan losses is available to absorb losses in any loan category. Allocation data as of December 31, 1998 was not available and is therefore not provided.

Investments

At December 31, 2002, the Company’s investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank (“FHLB”) stock and Savings Bank Life Insurance Company of Massachusetts stock, totaled $472.0 million or 26.6% of assets, compared to $427.0 million or 26.8% of assets at December 31, 2001.  The portfolio included U.S. government and agency obligations having a book value of $57.2 million and mortgage-backed securities with a book value of $275.1 million.  Interest and dividend income on the Company’s investment portfolio, which amounted to $23.2 million, generated 21.9% of total interest and dividend income for the year ended December 31, 2002.

To identify and control risks associated with the investment portfolio, the Company has established policies and procedures, which include stop loss limits and stress testing on a periodic basis.

The Company does not have any investments in off-balance-sheet financial instruments, except as noted in Note 12 to the consolidated financial statements included in response to Item 8 – “Financial Statements and Supplementary Data” of this report.

The following table sets forth the composition of the investment portfolio for the years indicated:

	2002	2001	2000
	(Dollars in thousands)
Short-term investments:
Interest bearing deposits	$147	$146	$141
Auction rate preferred stock	30,000	—	—
Federal funds sold	95,483	12,387	2,833
Total short-term investments	125,630	12,533	2,974

Investment securities available-for-sale:
U.S. government & agency obligations	47,483	62,482	121,828
Mortgage-backed securities	275,128	328,922	317,176
Other bonds and obligations	9,810	9,147	344
Total investment securities available for sale	332,421	400,551	439,348

Stock in Federal Home Loan Bank of Boston	12,771	12,771	12,771
Stock in Savings Bank Life Insurance Company	1,194	1,194	1,194
	$472,016	$427,049	$456,287

Percent of total assets	26.6%	26.8%	30.0%

For further information regarding the Company’s investment portfolio, including information regarding amortized cost and fair value as of December 31, 2002, see notes 1, 2 and 20 to the Company’s consolidated financial statements included in response to Item 8 hereof.

Set forth below is a breakdown of yields and contractual maturities for the amortized cost of indicated investment securities at December 31, 2002:

	U.S government and agency obligations	Other bonds and obligations	Mortgage- backed securities	Total

	(Dollars in thousands)
Due in 1 year or less:
Amount	$5,032	$—	$112,122	$117,154
Yield	5.51%	0.00%	5.20%	5.21%

Due from 1 to 2 years:
Amount	$34	$—	$34,280	$34,314
Yield	2.46%	0.00%	6.25%	6.25%

Due from 2 to 3 years:
Amount	$35	$—	$18,038	$18,073
Yield	2.46%	0.00%	5.74%	5.73%

Due from 3 to 5 years:
Amount	$15,072	$2,661	$25,387	$43,120
Yield	7.00%	4.01%	5.89%	6.16%

Due from 5 to 10 years:
Amount	$25,196	$5,747	$52,073	$83,016
Yield	6.40%	4.13%	5.21%	5.50%

Due after 10 years:
Amount	$260	$842	$25,140	$26,242
Yield	2.40%	4.47%	4.94%	4.90%

Total:
Amount	$45,629	$9,250	$267,040	$321,919
Yield	6.47%	4.13%	5.41%	5.53%

Expected maturities may differ from contractual maturities because issuers of these securities may have the right to call or prepay obligations with or without penalties.

Bank Owned Life Insurance

In 2002 and 2001, the Company purchased $10 million and $15 million, respectively, of Bank owned life insurance (“BOLI”).  BOLI provides life insurance on the lives of certain employees and the Company is the beneficiary of the insurance.  The value of this life insurance was $28.8 million and $17.3 million at December 31, 2002 and 2001, respectively.  The Company recorded income from BOLI of $1.5 million and $1.0 million in 2002 and 2001, respectively.

Deposits

Deposits have historically been the Bank’s primary source of funds for lending and investment activities.  Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition.  At December 31, 2002 the Bank had total deposits of $1,380.6 million, representing a net increase of $163.5 million or 13.4% compared to $1,217.2 million at December 31, 2001.

While deposit flows are unpredictable by nature, the Bank attempts to manage its deposits through selective pricing.  Due to the uncertainty of market conditions, it is not possible for the Bank to predict how aggressively it will compete for deposits in the future or the likely effect of any such decision on deposit levels, interest expense and net interest income.

Borrowed Funds

The primary source of the Bank’s borrowings is the Federal Home Loan Bank of Boston (“FHLB”).  The Bank also utilizes other short-term borrowings, generally with maturities of less than three months, as an additional source of funds.  These other short-term borrowings are secured by U.S. government and agency securities.  Borrowings are an alternative source of funds compared to deposits and totaled $207.4 million and $206.3 million at December 31, 2002 and 2001, respectively.  Although the loan portfolio has continued to show growth during 2002 and 2001, the need to borrow funds was diminished by the continued growth in deposits and the cash flows resulting from the decrease in the investment portfolio.

The following table summarizes the maximum and average amounts of borrowings outstanding, the majority of which are long term, during 2002, 2001 and 2000 together with the weighted average interest rates thereon:

	For the Year Ended December 31, 2002			At December 31, 2002
	Maximum Amount Outstanding	Average Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate

	(Dollars in thousands)

FHLB Borrowings	$170,485	$170,451	5.28%	$170,418	5.22%
Other Short-term Borrowings	46,628	37,492	1.54	36,990	1.11

	For the Year Ended December 31, 2001			At December 31, 2001
	Maximum Amount Outstanding	Average Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
	(Dollars in thousands)

FHLB Borrowings	$240,426	$203,889	5.55%	$170,491	5.22%
Other Short-term Borrowings	43,886	40,138	3.47	35,784	1.71

	For the Year Ended December 31, 2000			At December 31, 2000
	Maximum Amount Outstanding	Average Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
	(Dollars in thousands)

FHLB Borrowings	$255,414	$224,591	6.30%	$221,455	6.15%
Other Short-term Borrowings	54,694	38,747	5.04	45,954	5.40

Company-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company

In 2000 and 2001 the Company formed First Essex Capital Trust I (“Trust I”) and First Essex Capital Statutory Trust II (“Trust II”), respectively, for the purpose of issuing trust preferred securities and investing the proceeds of the sale of these securities in junior subordinated debentures issued by the Company. Under regulatory capital requirements, trust preferred securities, within certain limitations, qualify as Tier I and Tier II capital.

The interest expense associated with the trust preferred securities is reported as Minority Interest Expense on the Consolidated Statements of Income. Trust Preferred Securities totaled $24.4 million and $24.3 million at December 31, 2002 and 2001, respectively, and are reported as Company-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company in the Consolidated Balance Sheets. Minority Interest Expense was $2.0 million, $1.6 million and $0.9 million for 2002, 2001 and 2000, respectively.

In March of 2003, the FASB is expected to issue a draft statement establishing standards for issuers’ classification of liabilities in the statement of financial position of financial instruments that have characteristics of both liabilities and equity. If this statement is adopted as currently proposed, the Company will be required to reclassify its Company-Obligated Madatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company to borrowings. Currently, the trust preferred securities, or junior subordinated debentures, are classified as a separate line item between total liabilities and shareholders’ equity on the consolidated balance sheet. In addition, the interest cost on the trust preferred securities, which currently considered minority interest on the consolidated statement of operations, will become interest on borrowings. These reclassifications, in and of themselves, will have no impact to the results of operations.

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

The Bank generally writes substantially all newly originated residential loans to meet the requirements for sale in the secondary market.  During 2002, the Bank originated $102.7 million and sold $99.3 million of these residential loans, servicing released.  As a result of this strategy, residential loans decreased by $19.0 million during the year due primarily to balance reductions attributable to refinancings on portfolio loans.

The Bank’s commercial real estate, construction, consumer, aircraft and commercial business lending programs also provide opportunities to better match the interest rate sensitivity of its loan portfolio and liabilities due to the adjustable rate or short term characteristics of these types of loans.  These types of loans increased by $102.3 million during the year. Total loans increased by $83.3 million during the year.

During 2002, funds provided by a $68.1 million decrease in investments and a $163.5 million increase in deposits were used to fund the growth in the loan portfolio.

Deposits increased by $163.5 million in 2002.  The Bank maintains an aggressive marketing campaign for core deposit products, which resulted in the increase in the balances of these products during 2002.

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

The simulation model captures the impact of changing interest rates and the interest income received and interest expense paid on all assets and liabilities reflected on the Company’s balance sheet.  This sensitivity analysis is compared to ALCO policy limits which specify a maximum tolerance level for NII exposure over a one year horizon, assuming no balance sheet growth, given both a 200 basis point (bp) upward and a 100 (bp) downward shift in interest rates.  A parallel and pro rata shift in rates over a 12-month period is assumed.  The following reflects the Company’s NII sensitivity analysis as of December 31, 2002, which is within ALCO policy limits:

Rate Change	Estimated NII Sensitivity

+ 200 bp	-0.06%

- 100 bp	-1.04%

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

The following table sets forth the maturity and repricing information relating to rate sensitive assets and liabilities at December 31, 2002.  Fixed-rate investment securities, fixed rate mortgage-backed investments, fixed rate loans, loans held for sale, short-term investments, and other earning assets are shown in the table in the time period corresponding to computed principal amortization based  on their respective contractual maturity.  Adjustable rate investment securities, adjustable rate mortgage-backed investments, and adjustable rate loans are allocated to the period in which the rates are next adjusted.  The table reflects an “expected” prepayment assumption on residential loans and mortgage-backed investments.  Certificates of deposit and borrowed funds are shown in the table in the time period based on their respective contractual maturity.  Money market deposit accounts and anniversary savings accounts are not subject to contractual interest rate adjustments, however, these products are generally more interest rate sensitive and are assumed to reprice within the 1-180 day time period.  Regular savings and NOW accounts (“other deposits”) are assumed to reprice within the 5 years + period.  These deposit products are not subject to contractual interest rate adjustments either, however, the Bank believes that these deposits are less interest rate sensitive over long periods of time.

	December 31, 2002
	1-180 Days	181-365 Days	1-3 Years	3-5 Years	5+ Years	Total
	(Dollars in thousands)
Interest-earning assets:

Short-term investments	$125,630	$—	$—	$—	$—	$125,630
Investment securities	20,200	17	69	17,733	33,239	71,258
Mortgage-backed securities	88,270	45,540	27,751	38,953	74,614	275,128
Loans held for sale	7,684	—	—	—	—	7,684
Fixed rate loans	64,959	63,314	92,860	317,860	200,032	739,025
Adjustable rate loans	205,423	49,403	25,741	100,891	8,227	389,685
Other earning assets	—	—	—	—	17,840	17,840

Total rate sensitive assets	512,166	158,274	146,421	475,437	333,952	1,626,250

Interest-bearing liabilities:

Money market deposit accounts	219,435	—	—	—	—	219,435
Certificates of deposit	232,323	133,959	90,317	121,153	13,203	590,955
Other deposits	228,920	—	—	—	195,791	424,711
Borrowed funds	43,990	40,500	63	—	122,855	207,408

Total rate sensitive liabilities	724,668	174,459	90,380	121,153	331,849	1,442,509

Excess (deficiency) of interest sensitive assets over interest sensitive liabilities	$(212,502)	$(16,185)	$56,041	$354,284	$2,103	$183,741

Cumulative excess (deficiency) of interest sensitive assets over interest sensitive liabilities	$(212,502)	$(228,687)	$(172,645)	$181,639	$183,741

Cumulative excess (deficiency) percentage of total assets	(11.97)%	(12.88)%	(9.72)%	10.23%	10.35%

The following table reflects the scheduled maturities of selected loans at December 31, 2002:

	One Year or Less	Over One Through Five Years	Over Five Years	Total
	(Dollars in thousands)

Construction loans	$31,167	$28,252	$3,853	$63,272
Owner-occupied commercial real estate	7,843	21,241	46,802	75,886
Commercial loans	34,035	61,488	22,026	117,549

Total	$73,045	$110,981	$72,681	$256,707

A summary of the above categories of loans due after one year as to the rate variability follows (dollars in thousands):

With predetermined rates	$48,418
With floating or adjustable rates	135,244

Total maturing or repricing after one year	$183,662

LIQUIDITY AND CAPITAL RESOURCES

The Bank’s principal sources of liquidity are customer deposits, borrowings, other short-term borrowings, scheduled amortization and prepayments of loan principal, cash flow from operations, maturities and prepayments of various investments and loan sales.

Management believes it is prudent to maintain an investment portfolio that not only provides a source of interest income, but also provides a potential source of liquidity to meet lending demand and deposit outflows.  The Bank adjusts the level of its liquid assets and the mix of its loans and investments based upon management’s judgment as to the quality of specific investment opportunities and the relative attractiveness of their maturities and yields.  At December 31, 2002, short-term investments, bonds and obligations and mortgage-backed investments totaled $472.0 million, 59.2% of which either matures or is estimated to be prepaid within one year.  At December 31, 2001, short-term investments, bonds and obligations and mortgage backed investments totaled $427.0 million, 25.3% of which matured or were estimated to be prepaid within one year.

At December 31, 2002, the Company had $217.2 million in cash and cash equivalents as compared to $54.2 million at December 31, 2001.  The Bank has benefited from the outflow of funds from the equity markets into insured deposit accounts.

At December 31, 2002, the Bank had total outstanding borrowings of $207.4 million, 40.7% of which matures within one year.  At year-end 2001, the Bank had outstanding borrowings of $206.3 million, 17.3% of which matured within one year.

At December 31, 2002, the Bank had outstanding commitments to originate loans and unused balances on existing loans totaling $177.2 million, compared to $166.7 million in 2001.  Management believes the sources of liquidity previously  discussed are sufficient to meet its commitments.

As of December 31, 2002, the Bank is in compliance with and exceeds Federal regulatory capital requirements.  The minimum standards to be considered adequately capitalized are (i) a total risk-based capital ratio of 8%, (ii) a Tier I risk-based capital ratio of 4% and (iii) a Tier I leverage capital ratio of 4%. At December 31, 2002, the Bank had a

Total risk-based capital ratio of 10.82%, a Tier 1 risk-based capital ratio of 9.79%, and a Tier I Capital ratio of 7.81%.

Contractual Obligations, Commitments, and Contingencies

The Company has entered into contractual obligations and commitments.  The following tables summarize the Company’s contractual cash obligations and other commitments at December 31, 2002:

	Payments Due-By Period
Contractual Obligations	Total	Less than One Year	One Through Three Years	Four Through Five Years	After Five Years
	(Dollars in thousands)

FHLB advances	$170,418	$47,500	$63	$—	$122,855
Mandatorily redeemable trust preferred	25,000	—	—	—	25,000
Lease obligations	4,301	1,517	2,182	479	123
Other:
TT&L	317	317	—	—	—
Customer Repo’s	36,990	36,990	—	—	—
Total contractual cash obligations	$237,026	$86,324	$2,245	$479	$147,978

	Amount of Commitment Expiring-By Period
Other Commitments	Total	Less than One Year	One To Three Years	Four To Five Years	After Five Years
	(Dollars in thousands)

Lines of credit	$74,873	$35,173	$13,324	$604	$25,772
Standby letters of credit	27,474	4,952	6,706	11,959	3,857
Commitments to originate loans	59,678	52,926	5,353	—	1,399
Unadvanced portions of construction loans	42,681	20,288	10,587	—	11,806
Forward commitments to sell loans	12,174	12,174	—	—	—
Total Commitments	$216,880	$125,513	$35,970	$12,563	$42,834

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Bank.  The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party.  These guarantees are primarily issued to support our customers’ financial and non-financial obligations.  The credit risk involved is represented by the contractual amounts of the instruments. The Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met.  At December 31, 2002 the maximum potential exposure amount of future payments is $27.3 million.  The fair value of the guarantees is not considered material and is not reflected on the consolidated balance sheet of the Company.

Collateral obtained is determined based upon management’s credit evaluation of the customer and may include cash, accounts receivable, inventory, property, plant, equipment, or income-producing real estate.  If a letter of credit is drawn upon, the Bank demands payment from the customer and may create a loan.  Of the Bank’s maximum potential loss, $27.0 million is covered by collateral.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.”  SFAS No. 144 addresses financial accounting and reporting for the impairment of disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets.  This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30 “Reporting Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions” (“APB Opinion No. 30”), for the disposal of a segment of a business (as previously defined in that Opinion).  This Statement also amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged.  The Company adopted SFAS No. 144 on January 1, 2002.  There was no material impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145, among other things, addresses financial accounting and reporting of gains and losses from extinguishments of debt.  SFAS No. 145 requires gains and losses resulting from the extinguishments of debt to be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30.  This statement rescinds SFAS NO. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” and amends SFAS No. 13, “Accounting for Leases.” SFAS No. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged.  The Company does not believe the adoption of this Statement will have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 addresses the financial accounting and reporting for costs associated with exit or disposal activities.  The statement supersedes Emerging Issues Task Force (EITF) Issue No. 94-3 “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company does not believe the adoption of this Statement will have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  Companies are able to eliminate a “ramp-up” effect that the SFAS No. 123 transition rule creates in the year of adoption.  Companies can choose to elect a method that will provide for comparability amongst years reported.  In addition, this Statement amends the disclosure requirement of Statement 123 to require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results.  As of the date of this report, the Company is not considering adopting fair value based compensation of stock options.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset / Liability Management” in Item 7 hereof.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

FIRST ESSEX BANCORP, INC.:

We have audited the accompanying consolidated balance sheet of First Essex Bancorp, Inc. and subsidiaries (the “Company”) as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2002. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The 2001 and 2000 financial statements of the Company were audited by other auditors who have ceased operations.  That auditors’ report, dated January 18, 2002, was unqualified.

We conducted our audit in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of First Essex Bancorp, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Notes 1 and 5 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”, and SFAS No. 147, “Acquisitions of Certain Financial Institutions”.

/s/ KPMG LLP

Boston, Massachusetts

January 16, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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

ARTHUR ANDERSEN LLP

Boston, Massachusetts

January 18, 2002

FIRST ESSEX BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
	(Dollars in thousands)

ASSETS
Cash and cash equivalents	$217,158	$54,237
Investment securities available-for-sale (Notes 2 and 8)	332,421	400,551
Stock in Savings Bank Life Insurance Company	1,194	1,194
Stock in Federal Home Loan Bank of Boston (Note 8)	12,771	12,771
Mortgage loans held-for-sale	7,684	4,202
Loans receivable, less allowance for loan losses of $14,452 and $12,758 (Note 3)	1,114,258	1,036,145
Accrued interest receivable	7,193	7,912
Foreclosed property	1,198	417
Bank premises and equipment (Note 4)	8,670	9,621
Goodwill (Note 5)	11,633	11,633
Core Deposit Intangible (Note 5)	3,661	5,062
Other assets (Notes 6 and 10)	58,089	48,574

	$1,775,930	$1,592,319

LIABILITIES AND STOCKHOLDERS’ EQUITY

LIABILITIES
Deposits (Note 7)	$1,380,637	$1,217,163
Borrowed funds (Note 8)	207,408	206,275
Mortgagors’ escrow accounts	860	544
Other liabilities (Note 11)	18,690	18,864

Total liabilities	1,607,595	1,442,846

COMMITMENTS AND CONTINGENCIES (Note 12)

Company-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company (Note 9)	24,409	24,279

STOCKHOLDERS’ EQUITY (Notes 14 and 16)
Serial preferred stock $.10 par value per share; 5,000,000 shares authorized , no shares issued
Common stock $.10 par value per share; 25,000,000 shares authorized, 10,090,176 and 9,963,044 shares issued	1,009	996
Additional paid-in-capital	82,698	81,035
Retained earnings	77,365	63,782
Treasury stock, at cost, 2,429,300 shares	(23,535)	(23,535)
Accumulated other comprehensive income	6,389	2,916

Total stockholders’ equity	143,926	125,194

	$1,775,930	$1,592,319

The accompanying notes are an integral part of these consolidated financial statements.

FIRST ESSEX BANCORP, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2002	2001	2000
	(Dollars in thousands, except share and per share amounts)
Interest and dividend income:
Loans	$81,662	$86,448	$80,776
Investment securities available-for-sale	21,483	26,887	29,053
Other earning assets	1,067	1,063	1,058
Short term investments	1,718	1,250	722

Total interest and dividend income	105,930	115,648	111,609

Interest expense:
Deposits	31,589	44,361	43,860
Borrowed funds	9,584	12,704	16,104

Total interest expense:	41,173	57,065	59,964

Net interest income	64,757	58,583	51,645
Provision for loan losses (Note 3)	8,048	5,100	3,710

Net interest income after provision for loan losses	56,709	53,483	47,935

Noninterest income:
Net gain on sales of mortgage loans and mortgage servicing rights	1,594	1,383	1,328
Net loss on sales of investment securities	—	—	(18)
Loan fees	1,001	880	753
Other fee income	5,765	5,343	4,314
Other	2,524	1,266	1,435

Total noninterest income	10,884	8,872	7,812

Noninterest expense:
Salaries and employee benefits	18,264	16,943	15,448
Buildings and equipment	4,814	4,692	4,572
Professional services	1,292	1,319	1,228
Information processing	3,030	2,897	2,632
Foreclosed asset expenses	159	652	397
Amortization of goodwill (Note 5)	—	1,036	1,014
Amortization of core deposit intangible (Note 5)	1,401	1,463	1,555
Other	4,939	4,791	4,900

Total noninterest expense	33,899	33,793	31,746

Minority Interest	2,048	1,590	868

Income before provision for income taxes	31,646	26,972	23,133

Provision for income taxes (Note 10)	11,183	10,122	8,665

Net income	$20,463	$16,850	$14,468

Earning per share - basic	$2.68	$2.27	$1.95
Earning per share - diluted	$2.57	$2.18	$1.90

Weighted average number of shares - basic	7,626,173	7,415,051	7,408,207
Weighted average number of shares - diluted	7,973,524	7,744,420	7,602,481

The accompanying notes are an integral part of these consolidated financial statements.

FIRST ESSEX BANCORP, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Years ended December 31, 2002, 2001 and 2000
	Comprehensive Income	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income/(Loss)	Total
	(Dollars in thousands)

Balance at December 31, 1999		$975	$77,851	$44,027	$(19,244)	$(12,031)	$91,578

Comprehensive income:
Net income	$14,468	—	—	14,468	—	—	14,468
Other comprehensive income:
Unrealized securities gains, net of $5,250 tax expense, arising during the period	9,190
Less: reclassification adjustment for security losses included in net income, net of $7 tax expense	11
Total other comprehensive income	9,201	—	—	—	—	9,201	9,201
Total comprehensive income	$23,669
Cash dividends declared		—	—	(5,468)	—	—	(5,468)
Common stock repurchases		—	—	—	(4,291)	—	(4,291)
Stock options exercised		1	243	—	—	—	244
Balance at December 31, 2000		$976	$78,094	$53,027	$(23,535)	$(2,830)	$105,732

Comprehensive income:
Net income	$16,850	—	—	16,850	—	—	16,850
Other comprehensive income:
Unrealized securities gains, net of $3,606 tax expense, arising during the period	5,746
Total other comprehensive income	5,746	—	—	—	—	5,746	5,746
Total comprehensive income	$22,596
Cash dividends declared		—	—	(6,095)	—	—	(6,095)
Stock options exercised		20	2,498	—	—	—	2,518
Tax effect of stock options exercised		—	443	—	—	—	443
Balance at December 31, 2001		$996	$81,035	$63,782	$(23,535)	$2,916	$125,194

Comprehensive income:
Net income	$20,463	—	—	20,463	—	—	20,463
Other comprehensive income:
Unrealized securities gains, net of $2,302 tax expense, arising during the period	3,473
Total other comprehensive income	3,473	—	—	—	—	3,473	3,473
Total comprehensive income	$23,936
Cash dividends declared		—	—	(6,880)	—	—	(6,880)
Stock options exercised		13	1,499	—	—	—	1,512
Tax effect of stock options exercised		—	164	—	—	—	164
Balance at December 31, 2002		$1,009	$82,698	$77,365	$(23,535)	$6,389	$143,926

The accompanying notes are an integral part of these consolidated financial statements.

FIRST ESSEX BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2002	2001	2000
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$20,463	$16,850	$14,468
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	8,048	5,100	3,710
Provision for depreciation and amortization	2,074	1,996	1,781
Gain (loss) on sale of foreclosed property	120	69	(23)
Write-down of foreclosed property	—	20	—
Amortization of investment securities discounts and premiums, net	979	500	482
Amortization of goodwill	—	1,036	1,014
Amortization of core deposit intangible	1,401	1,463	1,555
Benefit for deferred income taxes	(1,663)	(983)	(2,037)
Proceeds from sales of mortgage loans and mortgage servicing rights	100,852	88,933	52,282
Mortgage loans originated for sale	(102,740)	(89,985)	(48,705)
Realized losses on sales of investment securities	—	—	18
Realized gains on sales of mortgage loans and mortgage servicing rights, net	(1,594)	(1,383)	(1,328)
Decrease (increase) in accrued interest receivable	719	1,940	(1,180)
Increase in other assets	(7,852)	(4,840)	(2,359)
Increase (decrease) in other liabilities	(2,670)	5,011	(8,141)

Net cash provided by operating activities	18,137	25,727	11,537

Cash flows from investing activities:
Proceeds from sales of available-for-sale securities	—	41	107
Proceeds from maturities and principal payments of available-for sale securities	133,287	103,086	43,150
Purchases of available-for-sale securities	(60,350)	(55,458)	(34,613)
Purchases of Federal Home Loan Bank stock	—	—	(786)
Redemption of Federal Home Loan Bank stock	—	—	8,000
Loans originated and purchased, net of principal collected	(90,450)	(89,635)	(164,814)
Proceeds from sales of foreclosed property	3,388	3,757	2,698
Purchases of bank premises and equipment	(993)	(1,723)	(909)

Net cash used in investing activities	(15,118)	(39,932)	(147,167)

Cash flows from financing activities:
Net increase in demand deposits, NOW accounts and savings accounts	161,538	74,613	42,417
Net increase in term deposits	1,936	15,027	82,345
Net increase (decrease) in borrowed funds with maturities of three months or less	1,206	(32,170)	(44,396)
Proceeds from borrowed funds with maturities in excess of three months	—	87,000	420,596
Repayments of borrowed funds with maturities in excess of three months	(73)	(115,964)	(377,753)
Proceeds from the issuance of Company-obligated trust preferred securities of subsidiary trust holding soley junior subordinated debentures of the Company	—	14,520	9,660
Increase (decrease) in mortgagors’ escrow accounts	316	(37)	(581)
Dividends paid	(6,697)	(5,905)	(5,369)
Stock options exercised	1,676	2,518	244
Common stock repurchases	—	—	(4,291)

Net cash provided by financing activities	159,902	39,602	122,872

Net increase (decrease) in cash and cash equivalents	162,921	25,397	(12,758)

Cash and cash equivalents at beginning of the year	54,237	28,840	41,598

Cash and cash equivalents at end of the year	$217,158	$54,237	$28,840

Supplemental disclosures of cash flow information:

Interest paid during the year	$41,164	$57,359	$60,093
Income taxes paid during the year	12,593	11,236	9,890

Supplemental schedule of noncash financing and investing activities:
Assets acquired through, or deeds in lieu of, foreclosure	4,289	4,260	2,231

The accompanying notes are an integral part of these consolidated financial statements.

FIRST ESSEX BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of First Essex Bancorp, Inc. (“the Company”), and its  subsidiaries, First Essex Bank (“the Bank”), First Essex Capital Trust I and First Essex Capital Statutory Trust II.  All significant intercompany balances have been eliminated in consolidation.

USE OF ESTIMATES IN PREPARATION OF FINANCIAL STATEMENTS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of income and expenses during the reporting periods.  Operating results in the future could vary from the amounts derived from management’s estimates and assumptions. Material estimates that are particularly susceptible to significant changes in the near-term relate to the determination of the allowance for loan losses and income taxes.

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

Interest on loans is included in income as earned based upon interest rates applied to unpaid principal.  Interest is not accrued on loans 90 days or greater past due or on other loans when management believes collection is doubtful.  Loans considered impaired, as defined below, are nonaccruing.  When a loan is placed on nonaccrual status, all interest previously accrued and unpaid is reversed against current-period interest income.

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

Impaired loans are measured based on the present value of expected future cash flows discounted at each loan’s effective interest rate or, as a practical expedient, at each loan’s observable market price or the fair value of the collateral if the loan is collateral-dependent.  For collateral-dependent loans, the extent of impairment is the shortfall, if any, between the collateral value, less costs to dispose of such collateral, and the carrying value of the loan.

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

Key elements of the above estimates, including assumptions used in independent appraisals, are dependent upon the economic conditions prevailing at the time of the estimates.  Accordingly, uncertainty exists as to the final outcome of certain of the valuation judgments as a result of economic conditions in the region.  The inherent uncertainties in the assumptions relative to projected sales prices or rental rates may result in the ultimate realization of amounts on certain loans that are significantly different from the amounts reflected in these consolidated financial statements. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Bank’s allowance for loan losses. Such agencies may require the Bank to recognize additional provisions to the allowance for loan losses based on their judgements about information at the time of their examination.

FORECLOSED PROPERTY

Collateral acquired through foreclosure is recorded at the lower of cost or fair value, less estimated costs to sell, at the time of acquisition.  The excess, if any, of the loan balance over the fair value of the property at the time of transfer from loans to foreclosed property is charged to the allowance for loan losses.  Subsequent impairments in the fair value of foreclosed property are charged to expense in the period incurred.  Net operating income or expense related to foreclosed property is included in noninterest expense in the accompanying consolidated statements of operations. Because of changing market conditions, there are inherent uncertainties in the assumptions with respect to the estimated fair value of foreclosed property.  Because of these inherent uncertainties, the amount ultimately realized on foreclosed property may differ from the amounts reflected in the consolidated financial statements.

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

GOODWILL AND INTANGIBLE ASSETS

Intangible assets, comprised of goodwill and a core deposit premium, represent the excess of the purchase price over the fair value of net assets acquired in the acquisition of Finest Financial Corp. in 1996 and the 1998 acquisition of branches from another financial institution.  The core deposit premium is being amortized over an eight-year period on an accelerated basis.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”  This statement addresses the method of identifying goodwill and other intangible assets acquired in a business combination and eliminated further amortization of non-SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions,” goodwill, subject to an annual evaluation of goodwill balances for impairment, or more often in certain circumstances.  The Company has total goodwill that meets the criteria of SFAS No. 142 of $11.6 million at December 31, 2002.

On October 1, 2002, the Financial Accounting Standards Board (“FASB”) released SFAS NO. 147, “Acquisitions of Certain Financial Institutions.”  The statement allows financial institutions that have certain unidentifiable intangible assets, that arose from business combinations where the fair value of liabilities assumed exceeded the fair value of assets acquired (so called SFAS No. 72 assets), to reclassify these assets to goodwill as of the later of the date of acquisition or the application date of SFAS No. 142, which for the Company was January 1, 2002.  The reclassified goodwill is accounted for and reported, prospectively, as goodwill under SFAS No. 142.  Any previously recognized amortization of such reclassified goodwill that was recorded subsequent to the adoption of SFAS No. 142 is reversed and the reclassified goodwill is restated to its value at the application date of SFAS No. 142; i.e., January 1, 2002.  The reclassified goodwill is subject to the impairment provisions of SFAS No. 142.

The Company evaluated total goodwill upon the adoption of SFAS No. 142 and SFAS No. 147 concluding that there is no indication of impairment as determined using various fair value techniques including price to earnings and book value multiples.

IMPAIRMENT OF LONG-LIVED ASSETS

The Company reviews long-lived assets, including premises and equipment, for impairment whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable.  If impairment is determined to exist, any related impairment loss is calculated based on fair value.  Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

INCOME TAXES

The Company records income taxes under the asset and liability method.  Under this method, deferred tax assets and liabilities are established for the temporary differences between the accounting basis and the tax basis of the Company’s assets and liabilities.  Deferred taxes are measured using enacted tax rates that are expected to be in effect when the amounts related to such temporary differences are realized or settled.  The Company’s deferred tax asset is reviewed quarterly and adjustments are recognized in the provision for income taxes based on management’s judgments relating to realizability.

EARNINGS PER SHARE

Basic EPS amounts have been computed by dividing reported earnings available to common shareholders by the weighted average number of common shares outstanding during the year.  Dilutive EPS amounts have been computed using the weighted average number of common shares and the dilutive potential common shares (stock options outstanding) outstanding during the year using the treasury stock method.  Included in diluted EPS are 347,351, 329,369, and 194,274 dilutive potential common shares for 2002, 2001 and 2000, respectively. Excluded from diluted earnings per share were options to purchase 266,400 in 2000.  These shares were excluded as the exercise price was greater than the average market price of the common shares during that year.

STOCK BASED COMPENSATION

The Company accounts for stock options at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.  Had compensation costs for the stock option plans been determined using the fair value method based upon the Modified Black-Scholes American option model, the Company’s 2002, 2001 and 2000 net income and earnings per share from operations would have been reduced to the following pro forma amounts:

	2002	2001	2000
	(Dollars in thousands, except per share amounts)

Net income, as reported	$20,463	$16,850	$14,468
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(331)	(293)	(410)

Pro forma net income	$20,132	$16,557	$14,058

Basic EPS:
As reported	$2.68	$2.27	$1.95
Pro forma	2.64	2.23	1.90

Diluted EPS:
As reported	$2.57	$2.18	$1.90
Proforma	2.54	2.15	1.86

Pro forma compensation cost may not be representative of that in future years.

The fair value of each option grant is estimated on the date of grant using the Modified Black-Scholes American Option model with the following weighted average assumptions:

	2002	2001	2000

Weighted average expected life of options at grant	8 years	10 years	10 years

Weighted average risk-free interest rates at grant	5.16%	5.13%	6.26%

Weighted average dividend yield at grant	2.65%	3.71%	5.41%

Weighted average expected volatility at grant	27.76%	23.29%	23.29%

COMPREHENSIVE INCOME

Comprehensive income is the total of net income and all non-owner related changes in a company’s equity including, among other things, unrealized gains and losses on investment securities classified as available-for-sale.  Other comprehensive income refers to revenues, expenses, gains, and losses that under accounting principles generally accepted in the United States of America are included in comprehensive income but excluded from net income.  Gains on investment securities that were realized and included in net income of the current period that also had been included in other comprehensive income as unrealized holding gains and losses in the period in which they arose are deducted or added back through other comprehensive income of the period in which they are included in net income to avoid including them in comprehensive income twice.

RECLASSIFICATIONS

Certain reclassifications have been made to the 2001 and 2000 consolidated financial statements to conform to the 2002 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and does not apply to goodwill or intangible assets that are not being amortized and certain other long-lived assets.  This Statement supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and the accounting and reporting provisions of APB Opinion No. 30 “Reporting Effects of Disposal of a Segment of a business and Extraordinary, Unusual and Infrequently Occuring Events and Transactions” (“APB Opinion No. 30”) for the disposal of a segment of a business (as previously defined in that Opinion).  This Statement also amends Accounting Research Bulletin (ARB) No. 51, “Consolidated Financial Statements,” to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary.  SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 with early adoption encouraged.  The Company adopted SFAS No. 144 on January 1, 2002.  There was no material impact on the Company’s financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.”  SFAS No. 145, among other things, addresses financial accounting and reporting of gains and losses from extinguishments of debt.  SFAS No. 145 requires gains and losses resulting from the extinguishments of debt to be classified as extraordinary items only if they meet the criteria in APB Opinion No. 30.  This statement rescinds SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt,” SFAS No. 64, “Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements,” and amends SFAS No. 13, “Accounting for Leases.”  SFAS NO. 145 is effective for fiscal years beginning after May 15, 2002, with early application encouraged.  The Company does not believe the adoption of this Statement will have a material impact on the Company’s financial position or results of operations.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities.  The statement supersedes Emerging Issues Task Force (EITF) Issue No 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).”  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Company does not believe the adoption of this Statement will have a material impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.”  SFAS No. 148 amends SFAS No. 123, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  Companies are able to eliminate a “ramp-up” effect that the SFAS No. 123 transition rule creates in the year of adoption.  Companies can choose to elect a method that will provide for comparability amongst years reported.  In addition, this Statement amends the disclosure requirement of Statement 123 to now require prominent disclosures in both annual and interim financial statements about the fair value based method of accounting for stock-based employee compensation and the effect of the method used on reported results.  As of the date of this report, the Company is not considering adopting fair value based compensation of stock options.

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” considers standby letters of credit, excluding commercial letters of credit and other lines of credit, a guarantee of the Bank.  The Bank enters into a standby letter of credit to guarantee performance of a customer to a third party.  These guarantees are primarily issued to support our customers’ financial and non-financial obligations.  The credit risk involved is represented by the contractual amounts of the instruments. The Bank is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary so long as all performance criteria have been met.  At December 31, 2002 the maximum potential exposure amount of future payments is $27.3 million.  The fair value of the guarantees is not considered material and is not reflected on the consolidated balance sheet of the Company.

Collateral obtained is determined based upon management’s credit evaluation of the customer and may include cash, accounts receivable, inventory, property, plant, equipment, or income-producing real estate.  If a letter of credit is drawn upon, the Bank demands payment from the customer and may create a loan.  Of the Bank’s maximum potential loss, $27.1 million is covered by collateral.

2.  INVESTMENT  SECURITIES

Investment securities at December 31, 2002 and 2001 are as follows:

	2002				2001
	Amortized Cost	Unrealized		Fair Value	Amortized Cost	Unrealized		Fair Value
		Gains	Losses			Gains	Losses
	(Dollars in thousands)
Investment securities available for sale:
U.S. government and agency obligations	$45,629	$1,855	$—	$47,484	$60,628	$1,854	$—	$62,482
Mortgage-backed securities	267,040	8,088	—	275,128	325,951	2,971	—	328,922
Other bonds and obligations	9,250	559	—	9,809	9,245	—	(98)	9,147
Total investment securities	$321,919	$10,502	$—	$332,421	$395,824	$4,825	$(98)	$400,551

At December 31, 2002 and 2001, U.S. government obligations and mortgage-backed securities with amortized costs of $53,290,000 and $61,480,000, respectively, and fair values of $56,664,000 and $62,296,000, respectively, were pledged to collateralize certain borrowings, deposit accounts and repurchase agreements.

At December 31, 2002, agency obligations with callable features had amortized costs of $40,000,000 and fair values of $41,766,000. Other bonds and obligations with callable features had amortized costs of $4,355,000 and fair values of $4,588,000.

For the year ended December 31, 2002 and December 31, 2001, there were no realized gains or losses from the sale of investment securities available for sale.  For the year ended December 31, 2000, there were realized gross losses of $18,000 from the sale of investment securities available for sale.

The following table shows the maturity distribution of the amortized cost of the Company’s investment securities at December 31, 2002:

	Less than 1 year	1-5 years	5-10 years	Greater than 10 years	Total
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. government and agency obligations	$5,032	$15,142	$25,196	$259	$45,629
Mortgage-backed securities(1)	112,122	77,705	52,073	25,140	267,040
Other bonds and obligations	—	2,661	5,747	842	9,250
	$117,154	$95,508	$83,016	$26,241	$321,919

The following table shows the maturity distribution of the fair value of the Company’s investment securities at December 31, 2002:

	Less than 1 year	1-5 years	5-10 years	Greater than 10 years	Total
	(Dollars in thousands)
Investment securities available-for-sale:
U.S. government and agency obligations	$5,121	$15,823	$26,280	$259	$47,483
Mortgage-backed securities(1)	114,505	81,321	53,822	25,480	275,128
Other bonds and obligations	—	2,842	6,096	872	9,810
	$119,626	$99,986	$86,198	$26,611	$332,421

(1) Maturities of mortgage-backed securities are based on contractual maturities with scheduled amortization based on expected prepayments.  Actual maturities will differ from contractual maturities due to prepayments.

3.  LOANS

Major classifications of loans at December 31, 2002 and 2001 follow:

	2002	2001
	(Dollars in thousands)
Mortgage loans:
Residential	$59,554	$82,003
Commercial	195,468	161,870
Construction	63,272	70,800
Total mortgage loans	318,294	314,673

Owner-occupied commercial real estate loans	75,886	74,825

Commercial loans	117,549	120,101

Aircraft loans	217,167	196,496

Consumer loans:
Second Mortgage, Home Equity & Home Improvement	42,674	48,475
Automobile	353,778	290,829
Other consumer	3,362	3,504
Total consumer loans	399,814	342,808

Less:
Allowance for loan losses	(14,452)	(12,758)
	$1,114,258	$1,036,145

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

A summary of changes in the allowance for loan losses for the years ended December 31, 2002, 2001 and 2000 follows:

	2002	2001	2000
	(Dollars in thousands)

Balance at beginning of year	$12,758	$12,716	$11,339
Provision for loan losses	8,048	5,100	3,710
Charge-offs	(7,092)	(5,523)	(2,819)
Recoveries	738	465	486

Balance at end of year	$14,452	$12,758	$12,716

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

The following table indicates the recorded investment in nonperforming assets and the related valuation allowance for impaired loans:

	December 31, 2002		December 31, 2001
	Recorded Investment	Impaired Loan Valuation Allowance(1)	Recorded Investment	Impaired Loan Valuation Allowance(1)
	(Dollars in thousands)
Impaired Loans
Requiring a valuation allowance	$105	$105	$181	$181
Not requiring a valuation allowance	935	—	767	—
	1,040	105	948	181

Restructured Loans	—	—	—	—

Total impaired	1,040	$105	948	$181

Residential mortgage	—		111
Other	2,065		3,133

Total nonaccruing loans	3,105		4,192

Foreclosed property, net	1,198		417

Total nonperforming assets	$4,303		$4,609

Percentage of nonperforming assets to total assets	0.24%		0.29%
Percentage of allowance for loan losses to non accruing loans	465.4%		304.3%

(1) The valuation allowance for impaired loans is included in the allowance for loan losses on the balance sheet.

The average recorded investment in impaired loans was approximately $1.1 million in 2002, $225,000 in 2001 and $394,000 in 2000.  The additional amount of interest that would have been earned during 2002 had the impaired loans performed in accordance with original terms totaled $231,000.  Interest income recognized on impaired loans, using the cash basis of income recognition, amounted to approximately $107,000 for the year ended December 31, 2002 compared to $57,000 in 2001 and $123,000 in 2000.

The additional amount of interest that would have been earned had the nonaccrual and restructured loans performed in accordance with original terms and conditions was $370,000, $458,000 and $103,000 for the years ended December 31, 2002, 2001 and 2000, respectively.  The actual amount of interest recorded on the nonaccrual and restructured loans for 2002 totaled $190,000.

The maximum amount of aggregate loans to directors, executive officers and principal stockholders for the year ended December 31, 2002 was less than 5% of stockholders’ equity.

At December 31, 2002 and 2001, the Bank was servicing loans sold to various other banks and entities on a nonrecourse basis (except as discussed in Note 12), in the amounts of $13,657,810 and $14,588,000, respectively.  The amount of loans sold and serviced for others is not included in loans receivable.

4.  BANK PREMISES AND EQUIPMENT

A summary of bank premises and equipment at December 31, 2002 and 2001 follows:

	2002	2001	Estimated Useful Life
	(Dollars in thousands)

Land	$1,595	$1,595
Buildings	10,082	9,989	20 to 30 years
Leasehold improvements	5,417	5,411	1 to 13 years
Furniture and fixtures	14,139	13,245	3 to 10 years
	31,233	30,240

Less accumulated depreciation and amortization	22,563	20,619

	$8,670	$9,621

Depreciation and amortization expense was $1,944,000, $1,922,000, and $1,781,000, for 2002, 2001 and 2000, respectively.

5.  GOODWILL AND INTANGIBLE ASSETS

The Company adopted SFAS No. 142, “Goodwill and Other Intangibles”, as of January 1, 2002.  Upon adoption, the Company ceased amortization of goodwill, as defined at that time, of $785,000.

In the fourth quarter of 2002, the Company adopted and retroactively applied to January 1, 2002, SFAS No. 147, “Acquisitions of Certain Financial Institutions”. Upon adoption, the previously defined balance of unidentified intangibles was reclassified to goodwill effective January 1, 2002. All 2002 goodwill amortization expense recorded through September 30, 2002 was reversed and all future amortization was halted.  As a result of this change, for the first nine months ended September 30, 2002, diluted earnings per share restated will be $1.94 as compared to $1.93 previously reported, and restated net income will be $15.4 million, as compared to $15.3 million as previously reported.  The Company’s goodwill will be periodically reviewed for impairment, as required by the new standard.

Upon adoption of SFAS No. 142 and SFAS No. 147, the Company performed an impairment analysis of its goodwill and concluded that the balance was not impaired.

The changes in the carrying amount of goodwill and core deposit intangibles for the years ended December 31, 2002 and 2001 are as follows:

	Goodwill	Core Deposit Intangible	Total Identified Intangibles
	(Dollars in thousands)

Balance at December 31, 2000	$12,669	$6,525	$19,194
Amortization expense	1,036	1,463	2,499

Balance at December 31, 2001	11,633	5,062	16,695
Amortization expense	—	1,401	1,401

Balance at December 31, 2002	$11,633	$3,661	$15,294

The net income and earnings per share would have been as follows if there had been no amortization of goodwill in 2002, 2001, and 2000:

	2002	2001	2000
Reported net income	$20,463	$16,850	$14,468
Add back : Goodwill amortization, net of tax	—	921	909

Adjusted net income	$20,463	$17,771	$15,377

Basic earning per share
Reported net income	$2.68	$2.27	$1.95
Goodwill amortization	—	0.13	0.13

Adjusted net income	$2.68	$2.40	$2.08

Diluted earning per share
Reported net income	$2.57	$2.18	$1.90
Goodwill amortization	—	0.11	0.12

Adjusted net income	$2.57	$2.29	$2.02

Expected annual amortization expense, in thousands, through 2007 is as follows:

Year Ending December 31,	2003	$1,300
	2004	1,165
	2005	870
	2006	326
	2007	—
		$3,661

6.  OTHER ASSETS

Other assets include a $20.0 million long term fixed rate certificate of deposit with the FHLB and $25 million of Bank owned life insurance (“BOLI”) policies at December 31, 2002.  The certificate of deposit was purchased at a discount and this discount is accreted to income quarterly resulting in carrying amounts of $17.8 million and $17.7 million at December 31, 2002 and 2001, respectively.  BOLI policies provide life insurance on the lives of certain employees.  The Company is the beneficiary of the insurance.  In 2002 and 2001, the Company purchased $10 million and $15 million of BOLI, respectively.  Increases in the cash value of the policies, as well as any insurance proceeds received, are recorded in other income, and are not subject to income taxes if certain conditions are met.  BOLI carrying values totaled $28.8 million and $17.3 million at December 31, 2002 and 2001, respectively.  The Company recorded income from BOLI of $1.5 million and $1.0 million in 2002 and 2001, respectively.

7.  DEPOSITS

A summary of deposits at December 31, 2002 and 2001 follows:

	2002	2001
	(Dollars in thousands)
Personal and business checking accounts (noninterest-bearing)	$145,536	$125,473
NOW accounts	102,894	80,439
Money market accounts	219,435	78,448
Savings accounts	321,817	343,784
Time deposits	590,955	589,019

	$1,380,637	$1,217,163

The following is a summary of original maturities of time deposits, in thousands, as of December 31, 2002:

Less than or equal to one year	$366,281
Greater than one year and less than or equal to two years	140,794
Greater than two years and less than or equal to three years	51,553
Greater than three years and less than or equal to four years	4,813
Greater than four years	27,514

$590,955

At December 31, 2002, 2001 and 2000, outstanding certificates of deposits in denominations of $100,000 and over had maturities as follows:

Remaining Term to Maturity	2002	2001	2000
	(Dollars in thousands)

Three months or less	$29,682	$42,657	$35,786
Over three through six months	52,226	44,878	24,231
Over six through twelve months	38,050	38,541	60,565
Over twelve months	73,189	55,048	43,038

	$193,147	$181,124	$163,620

8.  BORROWED FUNDS

Borrowed funds at December 31, 2002 and 2001 are summarized below:

	2002	2001
	(Dollars in thousands)

Due during 2003, interest rates from 5.24% to 6.38%	$47,500	$47,500
Due during 2005, interest rates at 6.08%	63	65
Due during 2009 to 2019, interest rates from 4.57% to 7.25%	122,855	122,926
Other Short-term Borrowings	36,990	35,784

	$207,408	$206,275

The following table summarized the maximum and average amounts of borrowings outstanding, the majority of which are long term, during 2002, 2001 and 2000 together with the weighted average interest rates thereon:

	For the Year Ended December 31, 2002			At December 31, 2002
	Maximum Amount Outstanding	Average Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
	(Dollars in thousands)

FHLB Borrowings	$170,485	$170,451	5.28%	$170,418	5.22%
Other Short-term Borrowings	46,628	37,492	1.54	36,990	1.11

	For the Year Ended December 31, 2001			At December 31, 2001
	Maximum Amount Outstanding	Average Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
	(Dollars in thousands)

FHLB Borrowings	$240,426	$203,889	5.55%	$170,491	5.22%
Other Short-term Borrowings	43,886	40,138	3.47	35,784	1.71

	For the Year Ended December 31, 2000			At December 31, 2000
	Maximum Amount Outstanding	Average Amount Outstanding	Weighted Average Interest Rate	Amount Outstanding	Weighted Average Interest Rate
	(Dollars in thousands)

FHLB Borrowings	$255,414	$224,591	6.30%	$221,455	6.15%
Other Short-term Borrowings	54,694	38,747	5.04	45,954	5.40

Total lines of credit available under both short-term and long-term borrowings from the FHLB are dependent upon the amount of FHLB stock owned and other assets available as collateral.  Total credit available was $244,479,704, of which $74,061,849 was unused at December 31, 2002.  The advances from the FHLB are secured by all FHLB stock (book value of $12,771,000 at December 31, 2002 and 2001) and a pledge of certain assets as collateral. Other short-term borrowings outstanding at December 31, 2002 mature in three months or less with an average interest rate of 1.10% and are secured by certain U.S government and agency securities.

9.  COMPANY – OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

On March 23, 2000, the Company organized a wholly-owned Delaware business trust which issued $10 million face amount of the trust’s 10.875% Fixed Rate Capital Trust Pass-Through Securities (“Trust Preferred Securities”) scheduled to mature in 2030 to a private investor.  Simultaneously, the trust used the proceeds of that sale to purchase $10 million principal amount of the Company’s 10.875% Fixed Rate Junior Subordinated Deferrable Interest Debentures due 2030 (“Subordinated Debt”).  Both the Trust Preferred Securities and the Subordinated Debt are callable by the Company at any time after 10 years from the issue date.  The Subordinated Debt is an unsecured obligation of the Company and is junior in right of payment to all present and future senior indebtedness of the

Company.  The Trust Preferred Securities are guaranteed by the Company on a subordinated basis.  The Company used the net proceeds of approximately $9.7 million for general corporate purposes, including the repurchase of shares of the Company’s outstanding common stock.

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

The Trust Preferred Securities are presented in the consolidated balance sheets of the Company titled “Company-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company.”  The Company records distributions payable on the Trust Preferred Securities as a Minority Interest Expense in its consolidated statements of operations.  The cost of issuance of the 2000 Trust Preferred Securities totaled $337 thousand and the cost of issuance of the 2001 Trust Preferred Securities totaled $480 thousand.  These costs are being accreted on the effective interest rate method and are included in Minority Interest on the consolidated statements of operations.

In March of 2003 the FASB is expected to issue a draft statement establishing standards for issuers’ classification of liabilities in the statement of financial position of financial instruments that have characteristics of both liabilities and equity.  If this statement is adopted as currently proposed, the Company will be required to reclassify its Company-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company to borrowings.  Currently, the trust preferred securities, or junior subordinated debentures, are classified as a separate line item between total liabilities and shareholders’ equity on the consolidated balance sheet.  In addition, the interest cost on the trust preferred securities, which is currently considered minority interest on the consolidated statement of income, will become interest on borrowings.  There will be no impact to the results of operations.

10.  INCOME TAXES

The provision for income taxes for each of the three years in the period ended December 31, 2002 consists of the following:

	2002	2001	2000
	(Dollars in thousands)

Federal:
Current	$10,767	$9,573	$9,547
Deferred	(1,576)	(778)	(1,604)
	9,191	8,795	7,943

State:
Current	2,079	1,532	1,155
Deferred	(87)	(205)	(433)
	1,992	1,327	722

	$11,183	$10,122	$8,665

The difference between the total expected provision for income taxes computed by applying the statutory federal income tax rate to income before provision for income taxes and the recorded provision for income taxes for the three years in the period ended December 31, 2002 follows:

	2002	2001	2000
	(Dollars in thousands)

Provision at statutory rate	$11,077	$9,440	$8,097
State taxes, net of federal benefit	1,295	863	469
Goodwill amortization	—	275	275
Nondeductible expenses	15	30	15
Tax exempt interest	(282)	(110)	(61)
Dividend received deduction	—	(10)	(11)
Life insurance	(535)	(244)	—
Other, net	(387)	(122)	(119)

Provision for income taxes	$11,183	$10,122	$8,665

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

At December 31, 2002, the Bank’s retained earnings includes approximately $7.7 million of bad debt reserves, representing the base year amount, for which income taxes have not been provided.  Since the Bank does not intend to use the suspended bad debt reserve for purposes other than to absorb the losses for which it was established, deferred taxes in the amount of $3.2 million have not been recorded with respect to such reserve.

The components of the net deferred tax asset (included in other assets in the accompanying consolidated balance sheet) at December 31, 2002 and 2001 follow:

	December 31,
	2002	2001
	(Dollars in thousands)

Allowance for loan losses	$5,984	$5,272
Depreciation	1,864	1,768
Deferred compensation	1,769	1,495
Pension accrual	344	272
Intangible assets	955	755
Purchase business combination	51	78
Other, net	—	80
Total	$10,967	$9,720

Securities fair value adjustment	$(4,113)	$(1,811)
Accretion on bonds	(61)	(371)
Limited partnership investments	(787)	(707)
Deferred tax loan loss reserve	—	(256)
Total	$(4,961)	$(3,145)

Total Net Deferred Tax Asset	$6,006	$6,575

The Company has determined that a valuation allowance is not required for the deferred tax asset at December 31, 2002 as it is more likely than not that this asset will be realized.  Although the Company has determined a valuation allowance is not required, there is no guarantee that this asset will be recognized.

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

The assumptions utilized include a discount rate of 6.75% at October 31, 2002, 7.0% at October 31, 2001, and 7.75% at October 31, 2000, respectively.  The rate of increase in future compensation levels used in determining the actual present value of the projected benefit obligation was 4.0% in 2002, 2001 and 2000.  The expected long-term rate of return on assets was 8.0% in 2002, 2001 and 2000.

The following table sets forth the changes in the plan’s benefit obligations and assets together with the plan’s funded status and the amounts recognized in the Company’s consolidated financial statements at December 31, 2002 and 2001 for the plan’s October 31 fiscal year end:

	2002	2001
	(Dollars in thousands)
Change in Benefit Obligation:
Projected benefit obligation at the beginning of the plan year	$7,725	$6,335
Service cost	878	687
Interest cost	540	491
Actuarial loss	516	617
Benefits paid	(117)	(405)
Projected benefit obligation at the end of the plan year	$9,542	$7,725

Change in Plan Assets:
Fair value of plan assets at the beginning of the year	$8,095	$8,789
Return on assets	(801)	(975)
Contributions	672	686
Benefits paid	(117)	(405)
Fair value of plan assets at the end of the year	$7,849	$8,095

Reconciliation of the Funding Status of the Plan:
Funded status	$(1,693)	$370
Transition liability	47	52
Deferred (gain) loss	958	(1,050)
Accrued expense	$(688)	$(628)

Net periodic pension benefit cost for the years ended December 31, 2002, 2001 and 2000 included the following components:

	2002	2001	2000
	(Dollars in thousands)

Service cost - benefits earned during the year	$878	$687	$532
Interest cost on projected benefit obligation	540	491	422
Expected return on plan assets	(647)	(703)	(640)
Net amortization and deferral	(38)	(134)	(131)

Net periodic pension cost	$733	$341	$183

The Company has no postretirement or postemployment benefit arrangements other than pension benefits with its employees, except as stated in Notes 12 and 15.

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

Financial instruments with off-balance sheet risk at December 31, 2002 and 2001 follow:

	Contractual Amount
	2002	2001
	(Dollars in thousands)

Commitments to originate loans	$59,678	$54,250
Unused lines of credit	74,873	74,574
Commercial and standby letters of credit	27,474	22,594
Loans sold with recourse	200	334
Unadvanced portions of construction loans	42,681	37,892
Forward commitments	12,174	4,202

Commitments to originate loans are agreements to lend to customers provided there are no violations of any conditions established in the contracts.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Company evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Company upon the extension of credit, is based upon management’s credit evaluation of the borrower.

Standby letters of credit are conditional commitments issued by the Company to guarantee the performance by a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Forward commitments are comprised of loans held for sale totaling $7,684,000 and commitments to originate loans to be sold totaling $4,490,000.

LEASE COMMITMENTS

The Company has operating leases on twelve of its facilities.  Most of the leases have renewal options.  Total rent expense under these leases for 2002, 2001 and 2000 was $1,507,000, $1,395,000 and $1,302,000, respectively.

The following is a schedule of future minimum lease payments, excluding options, for operating leases (dollars in thousands):

Year ending December 31,

2003	$1,481
2004	1,380
2005	766
2006	356
2007	123
Thereafter	123

Total future minimum lease payments	$4,229

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

The Company and the Bank have entered into an Executive Salary Continuation Agreement (“SERP”) with the Company’s Chairman and Chief Executive Officer.  Under this agreement, the officer would be entitled to certain payments following retirement at or after age 62.  Payments under the agreement will equal 65% of the highest annual compensation (including bonuses) received during any of the five years preceding retirement, reduced by a portion of social security benefits payable as well as amounts payable pursuant to other qualified defined benefit pension plans.  The agreement also provides for certain reduced payments if the officer’s employment terminates before age 62, and for certain benefits in the event of disability and upon death, under certain circumstances.  The SERP provides for the funding of a Trust by the Company in the event of a Change of Control, as defined therein, in an amount necessary to fulfill the Company’s and the Bank’s obligations thereunder.  At December 31, 2002, the Company’s liability associated with this agreement was $2,759,000.  The expense associated with this agreement was $39,000, $662,000 and $857,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company and the Bank have entered into an Executive Salary Continuation Agreement (“SERP”) with the Company’s President and Chief Operating Officer.  Under this agreement, the officer would be entitled to certain payments following retirement at or after age 62.  Payments under the agreement will equal 65% of the average of the two highest annual compensation amounts (including bonuses) received during any of the ten years preceding retirement, reduced by a portion of social security benefits payable as well as amounts payable pursuant to other qualified pension plans.  The agreement also provides for certain reduced payments if the officer’s employment terminates before age 62, and for certain benefits in the event of disability and upon death, under certain circumstances.   The SERP provides for the funding of a Trust by the Company in the event of a Change of Control, as defined therein, in an amount necessary to fulfill the Company’s and the Bank’s obligations thereunder.  At December 31, 2002, the Company’s liability associated with this agreement was $416,000.  The expense associated with this agreement was $161,000, $135,000 and $119,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

The Company and the Bank have also entered into Benefit Enhancement Plans (“BEP”) for three executive officers other than the Chairman and Chief Executive Officer and President and Chief Operating Officer.  Under the BEP, the Company agrees to provide additional retirement benefits to compensate the officers for benefits that otherwise would be lost due to the limitations imposed by the Internal Revenue Code.  At December 31, 2002, the Company’s liability associated with these plans was $148,000.  The expense associated with these plans was $60,000, $50,000 and $38,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

LEGAL PROCEEDINGS

The Company is involved in various legal proceedings incidental to its business, none of which is believed by management, based on discussion with legal counsel, to be material to the financial condition or operations of the Company.

13.  MANAGEMENT INCENTIVE COMPENSATION PLAN

The Company has a Management Incentive Compensation Plan (the “Incentive Plan”) as a means of recognizing achievement on the part of individual officers and management as a whole.  In 2002, 2001 and 2000 the Company awarded $1,267,000, $823,000, and $752,000, respectively, for bonuses in connection with the Incentive Plan.

14.  STOCK PLANS

The Company has four stock plans.  The first was adopted in 1987 as a performance incentive for its directors, officers, employees and other key persons (the “1987 Stock Option Plan”).  The 1987 Stock Option Plan provided for the granting of “Incentive Stock Options” and “Non-qualified Stock Options”.  Options granted under the 1987 Stock Option Plan have an exercise price per share equal to at least the fair market value of a share of the Company’s common stock on the date the option is granted and expire no later than 10 years after the date of grant.  As of December 31, 2002, 176,023 shares are reserved for issuance under this plan with respect to the current outstanding options; no more options may be granted under this plan.

The second stock plan (the “1996 Stock Option Plan”) was assumed under the terms of the agreement related to the Company’s purchase of Finest Financial Corp. on December 30, 1996.  Non-qualified options totaling 114,465 shares have been granted under this plan at an exercise price of $7.67 per share to two former officers of Finest.  During 1997, 26,415 options were exercised.  The remaining 88,050 options were vested and exercisable at December 31,  1999 and expire October 1, 2005.  None of these options were exercised during 2002, 2001 and 2000.  The weighted average estimated life of these outstanding options is 2.8 years.  The estimated fair value of these options totaling $438,400 was recorded as part of the acquisition price and, accordingly, the pro forma compensation cost discussed in Note 1 excludes the effect of these options.  No more options may be granted under this plan.

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

The fourth stock plan (the “2002 Stock Incentive Plan”) was adopted in 2002 as a performance incentive for the Company’s directors, officers, and employees.  Incentive stock options, non-qualified stock options, unrestricted stock awards, conditioned stock awards, performance share awards and stock appreciations rights may be granted pursuant to the 2002 Stock Incentive Plan.  Incentive stock options granted under the 2002 Stock Incentive Plan have an exercise price per share equal to at least the fair market value of a share of the Company’s common stock on the date the option is granted and expire no later than 10 years after the date of grant.  The company has reserved 375,000 shares for issuance pursuant to awards granted under the 2002 Stock Incentive Plan.

The following table summarizes various facts and assumptions pertaining to the 1987 Stock Option Plan, the 1996 Stock Option Plan, the 1997 Stock Incentive Plan and the 2002 Stock Incentive Plan for the year ended December 31, 2002:

	2002	Weighted Average Exercise Price	2001	Weighted Average Exercise Price	2000	Weighted Average Exercise Price

Number of Options:
Outstanding at beginning of year	1,016,586	$15.97	1,063,731	$14.53	927,931	$14.69
Granted	123,800	33.27	157,500	21.56	160,000	13.31
Expired	(667)	21.56	(4,801)	19.53	(6,200)	9.69
Exercised	(127,132)	11.87	(199,844)	12.61	(18,000)	13.60
Outstanding at end of year	1,012,587	18.60	1,016,586	15.97	1,063,731	14.53
Exercisable at end of year	753,871	16.28	713,378	15.14	745,418	9.29

The range of per share prices for outstanding and exercisable stock options at December 31, 2002 was as follows:

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life		Weighted Average Exercise Price	Number Outstanding	Weighted Average Exercise Price

$5.250 to 8.500	123,050	$2.60	years	$7.62	123,050	$7.62
11.375 to 16.750	392,186	5.50		14.11	338,277	14.31
17.625 to 33.270	497,351	7.20		24.85	292,544	22.20
	1,012,587	6.00		18.60	753,871	16.28

15.  401(k) PLAN

Under the 401(k) Plan (the “Plan”), eligible employees (“participants”) may make contributions up to 15% of their compensation with certain limitations.  The Company may elect to make basic matching contributions.  During 2002, 2001 and 2000, the Company made basic matching contributions equal to 50% of the first 4% of each participant’s compensation, or a maximum of 2%.  Basic matching contributions for 2002, 2001 and 2000 amounted to $205,000, $191,000, and $170,000, respectively.  The Plan also provides for discretionary supplemental matching contributions. These contributions are allocated to participants in the same manner as described above.    There were no supplemental matching contributions in 2002, 2001 and 2000.

16.  STOCKHOLDERS’ EQUITY

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

17.  REGULATORY CAPITAL REQUIREMENTS

The Bank is subject to regulatory capital requirements administered by the FDIC.  Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the Bank’s financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank’s assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank’s capital amounts and classification are also subject to qualitative judgement by the FDIC about components, risk weightings and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2002, that the Bank meets all capital adequacy requirements to which it is subject.

As of December 31, 2002, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table.  There are no conditions or events since that notification that management is aware of that would have changed the institution’s category.

The Bank may not declare or pay cash dividends on its shares of common stock if the effect thereof would cause stockholders’ equity to be reduced below applicable capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

The following table displays the Bank’s capital calculations as defined under prompt corrective action for the periods indicated:

	Actual Capitalization		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2002

Tier I (Core) Capital (to Adjusted Assets)	$137,275	7.81%	$70,312	>= 4.00%	$87,890	>= 5.00%

Tier I Capital (to Risk Weighted Assets)	137,275	9.79	56,094	4.00	84,141	6.00

Total Risk Based Capital (to Risk Weighted Assets)	151,727	10.82	112,188	8.00	140,235	10.00

	Actual Capitalization		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
December 31, 2001

Tier I (Core) Capital (to Adjusted Assets)	$114,647	7.22%	$63,486	>= 4.00%	$79,358	>= 5.00%

Tier I Capital (to Risk Weighted Assets)	114,647	9.56	47,958	4.00	71,937	6.00

Total Risk Based Capital (to Risk Weighted Assets)	127,405	10.63	95,916	8.00	119,895	10.00

18.  STOCK REPURCHASE PROGRAM

On January 8, 1998, the Company announced that its Board of Directors had authorized the Company to repurchase up to 375,000 shares of its outstanding common stock from time to time at prevailing market prices.  During 1999 and 1998, the Company repurchased 56,800 shares and 110,500 shares, respectively.  At December 31, 1999, there were approximately 207,700 shares still authorized to be repurchased under this plan.  On March 9, 2000, the Company’s Board of Directors authorized the repurchase of additional shares of its common stock up to a total of 970,000 shares.  For the years ended December 31, 2002 and 2001, the Company did not repurchase any shares.  At December 31, 2002, there were approximately 694,000 shares still authorized to be repurchased under these plans.

19.  PREFERRED STOCK

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

At December 31, 2002 and 2001, the estimated fair value of off-balance-sheet financial instruments, consisting primarily of loan commitments, were not material.

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

The estimated fair values of the Company’s financial instruments follow:

	December 31, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(Dollars in thousands)
Financial assets:
Cash and cash equivalents	$217,158	$217,158	$54,237	$54,237
Investment securities available-for-sale	332,421	332,421	400,551	400,551
Stock in Federal Home Loan Bank of Boston and Savings Bank Life Insurance Company	13,965	13,965	13,965	13,965
Loans , net	1,114,258	1,132,726	1,036,145	1,058,780
Mortgage loans held-for sale	7,684	7,684	4,202	4,202
Other earning assets	17,840	17,840	17,717	17,717
Accrued interest receivable	7,193	7,193	7,912	7,912

Financial liabilities
Deposits	1,380,637	1,389,470	1,217,163	1,223,216
Borrowed funds	207,408	225,741	206,275	199,706

21.  CONDENSED PARENT COMPANY FINANCIAL STATEMENTS-FIRST ESSEX BANCORP, INC.

Condensed financial statements of First Essex Bancorp, Inc. as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000 are presented below.  The statement of stockholders’ equity is not presented below as the parent company’s stockholders’ equity is that of the consolidated company.

	2002	2001
	(Dollars in thousands)
Balance Sheets

Assets:
Cash and cash equivalents	$9,118	$15,689
Investment in First Essex Bank	158,958	134,258
Investment in First Essex Capital Trust I	321	321
Investment in First Essex Capital Statutory Trust II	468	468
Other assets	2,617	—

Total assets	$171,482	$150,736

Liabilities and stockholders’ equity:

Subordinated debt	$25,183	$25,053
Other liabilities	2,373	489
Stockholders equity	143,926	125,194

Total liabilities and stockholders’ equity	$171,482	$150,736

	2002	2001	2000
	(Dollars in thousands)
Statements of Operations

Income:

Interest on investments	$133	$138	$123
Other income	605	—	130
Total income	738	138	253

Expenses:
Interest on subordinated debt	2,108	1,637	894
Operating expenses	3	3	—

Income (loss) before provision (benefit) for income taxes and equity in undistributed net income of subsidiaries	(1,373)	(1,502)	(641)
Provision (benefit) for income taxes	(713)	(1,325)	(805)
Income (loss) before equity in income of subsidiary	(660)	(177)	164
Equity in undistributed net income of First Essex Bank	21,063	16,980	14,278
Equity in undistributed net income of First Essex Capital Trust I	34	34	26
Equity in undistributed net income of First Essex Capital Statutory Trust II	26	13	—

Net income	$20,463	$16,850	$14,468

	2002	2001	2000
	(Dollars in thousands)
Statement of Cash Flows

Cash flows from operating activities:

Net income	$20,463	$16,850	$14,468
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in income of First Essex Bank	(21,063)	(16,980)	(14,278)
Equity in income of First Essex Capital Trust I	(34)	(34)	(26)
Equity in income of First Essex Capital Statutory Trust II	(26)	(13)	—
Benefit for deferred income taxes	(1,663)	(983)	(2,037)
Amortization of fees associated with issuance of subordinated debt	130	74	25
(Increase) decrease in other assets	(954)	704	2,181
Increase (decrease) in other liabilities	1,701	(1,000)	(209)

Net cash (used in) provided by used in operating activities	(1,446)	(1,382)	124

Cash flows from investing activities:

Dividends and other capital distributions received from First Essex Bank	—	4,800	300
Dividends and other capital distributions received from First Essex Capital Trust I	34	49	(310)
Dividends and other capital distributions paid to First Essex Capital Statutory Trust II	26	(455)	—

Net cash provided by (used in) investing activities	60	4,394	(10)

Cash flows from financing activities:

Proceeds from issuance of subordinated debt	—	14,984	9,970
Common Stock Repurchase	—	—	(4,291)
Stock options exercised	1,512	2,518	244
Dividends paid	(6,697)	(5,905)	(5,369)

Net cash provided by (used in) financing activities	(5,185)	11,597	554

Net increase (decrease) in cash and cash equivalents	(6,571)	14,609	668

Cash and cash equivalents at beginning of year	15,689	1,080	412

Cash and cash equivalents at end of year	$9,118	$15,689	$1,080

22.  RESTRICTIONS ON SUBSIDIARY BANK LOANS, ADVANCES AND DIVIDENDS

The Federal Reserve Act restricts the Bank with respect to lending or advancing funds to the Company unless such loans are collateralized by specific obligations and limits collateralized loans to 10% of the Bank capital stock and surplus.  At December 31, 2002, no amounts were available to be transferred from the Bank to the Company in the form of loans or advances.  In addition, under the FDIC prompt corrective action regulations, which took effect on December 19, 1992, the Bank generally would be prohibited from making any capital distribution if, after the distribution, the Bank would have (i) a total risk-based capital ratio of less than 8%, (ii) a Tier I risk-based capital ratio of less than 4% or (iii) a Tier I core capital ratio of less than 3%.

23.  QUARTERLY DATA (UNAUDITED)

A summary of quarterly financial data for the years ended December 31, 2002 and 2001 follows:

	Year Ended December 31, 2002
	Fourth Quarter	Third Quarter (1)	Second Quarter (1)	First Quarter (1)
	(Dollars in thousands, except per share amounts)

Interest and dividend income	$25,879	$26,800	$26,747	$26,504
Interest expense	9,786	10,198	10,464	10,725
Net interest income	16,093	16,602	16,283	15,779
Provision for loan losses	1,812	1,812	2,612	1,812
Net interest income after provision for loan losses	14,281	14,790	13,671	13,967
Noninterest income	2,795	2,549	3,039	2,501
Noninterest expense	8,763	8,155	8,465	8,516
Minority interest	509	512	514	513

Income before income taxes	7,804	8,672	7,731	7,439
Provision for income taxes	2,758	3,155	2,565	2,705
Net income	$5,046	$5,517	$5,166	$4,734

Earnings per share - basic	$0.66	$0.72	$0.68	$0.62

Earnings per share - diluted	$0.63	$0.69	$0.65	$0.60

	Year Ended December 31, 2001
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(Dollars in thousands, except per share amounts)

Interest and dividend income	$27,813	$28,805	$29,265	$29,765
Interest expense	12,310	14,093	14,878	15,784
Net interest income	15,503	14,712	14,387	13,981
Provision for loan losses	1,725	1,125	1,125	1,125
Net interest income after provision for loan losses	13,778	13,587	13,262	12,856
Noninterest income	2,292	2,294	2,277	2,009
Noninterest expense	8,762	8,304	8,463	8,264
Minority interest	561	468	281	280

Income before income taxes	6,747	7,109	6,795	6,321
Provision for income taxes	2,539	2,674	2,529	2,380
Net income	$4,208	$4,435	$4,266	$3,941

Earnings per share - basic	$0.56	$0.60	$0.58	$0.54

Earnings per share - diluted	$0.54	$0.57	$0.56	$0.52

(1)                      As restated for the adoption of SFAS No. 147 – See Note 5, “Goodwill and Intangible Assets”, to the consolidated financial statements.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

FINANCIAL DISCLOSURE

Effective June 13, 2002, the Company dismissed Arthur Andersen LLP (“Arthur Andersen”) as the Company’s independent public accountants.  On that date, the Company appointed KPMG LLP as independent auditors.  These actions were recommended by the Company’s Audit Committee and approved by the Board of Directors of the Company.

Arthur Andersen’s reports on the Company’s consolidated financial statements for the Company’s fiscal years ended 2001 and 2000 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and any interim periods preceding the dismissal of Arthur Andersen, there were no disagreements between the Company and Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements(s), if not resolved to the satisfaction of Arthur Andersen, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its report.

During the Company’s two most recent fiscal years and any interim periods preceding the dismissal of Arthur Andersen, there have been no reportable events of the type required to be disclosed by Item 304(a)(1)(v) of Regulation S-K.

The Company provided Arthur Andersen with a copy of the foregoing disclosures in connection with the filing of the 8-K with the SEC on June 13, 2002.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item will appear under the headings “Information Regarding Directors and Nominees”, “Executive Officers” and “Compliance with Section 16(a) of the Exchange Act” of the Company’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held May 1, 2003 to be filed with the Securities and Exchange Commission within 120 days after December 31, 2002 (the Proxy Statement”), and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this item will appear in the Proxy Statement under the headings “Summary Compensation Table,” “Stock Options Granted in Fiscal 2002,” “Aggregated Option/SAR Exercises in Last Fiscal Year and FY-end Option/SAR Values,” “Pension Plan,” “Executive Salary Continuation Agreement,” “Employment Contracts, Termination of Employment and Change in Control Arrangements,” and “Compensation/Nominating Committee Interlocks and Insider Participation” and is incorporated herein by reference.

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

ITEM 14.  CONTROLS AND PROCEDURES

As required by new rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, within the 90-day period prior to the filing of this report and under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the Bank, First Essex Bancorp, Inc. (the “Company”) has evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in ensuring that material information relating to the Company is made known to the certifying officers by others within the Company during the period covered by this report.  There were no significant changes in the Company’s internal controls for financial reporting or in other factors that could significantly affect such internal controls subsequent to the date of such evaluation.  In connection with the new rules, the Company currently is in the process of further reviewing and documenting its disclosure controls and procedures, and its internal accounting controls, and may from time to time make changes as deemed necessary.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)             (1) Index of Financial Statements:

The following financial statements appear in response to Item 8 of this Report.

(a)             (2) Index of Financial Statement Schedules:

The following financial statement schedules appear in response to Item 8 of this report or as part of this Item 15:

Schedule I - Indebtedness to Related Parties.  This information required by this schedule is not material and is therefore omitted.

Schedule II – Guarantees of Securities of other Issuers.  Not applicable.

(b)             Reports on Form 8-K:

No reports on Form 8-K were filed by the registrant during the fiscal quarter ended December 31, 2002.

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

**10.19-

(a) Services Agreement dated as of October 1, 1993 between the First Essex Bank, FSB and BISYS, Inc.,  incorporated herein by Reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

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

**10.20-

(a) Data Processing Services Agreement dated as of August 26, 1996 between First Essex Bank, FSB and Bankline New England, Inc., incorporated herein by Reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

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

*10.22-	First Essex Bancorp, Inc. 2002 Stock Incentive Plan incorporated herein by reference to Form S-8, Registration No. 333-101468, filed on November 26, 2002.

*	Management contract or compensatory plan.
**	Certain portions of this Exhibit have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission.

(11)   Computation of Earnings Per Share:

Statement regarding computation of per share earnings is included in Note 1 to the consolidated financial statements.

(12)   Statements Regarding Computation of Ratios:

Not applicable, as First Essex does not have any debt securities registered under Section 12 of the Securities

Exchange Act of 1934.

(21)   Subsidiaries of Registrant:

A list of subsidiaries of the Company is attached hereto as Exhibit 21.

(23)   Consent of Experts and Counsel:

Consent of KPMG LLP is attached hereto as Exhibit 23.

(99)   Statement as to certification under 906 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 99.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST ESSEX BANCORP, INC.

Date: March 13, 2003

By: /s/ Leonard A. Wilson
Leonard A. Wilson
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following people on behalf of the registrant in the capacities and on the dates indicated:

/s/ Leonard A. Wilson	Chairman and Chief Executive Officer	March 13, 2003
Leonard A. Wilson	(Principal Executive Officer)

/s/ William F. Burke	Chief Financial Officer	March 13, 2003
William F. Burke	(Principal Financial and Accounting Officer)

/s/ Thomas S. Barenboim	Director	March 13, 2003
Thomas S. Barenboim

/s/ Augustine J. Fabiani	Director	March 13, 2003
Augustine J. Fabiani

/s/ William L. Lane	Director	March 13, 2003
William L. Lane

/s/ Frank J. Leone, Jr.	Director	March 13, 2003
Frank J. Leone, Jr.

/s/ Robert H. Pangione	Director	March 13, 2003
Robert H. Pangione

/s/ Brian W. Thompson	Director	March 13, 2003
Brian W. Thompson

/s/ Walter W. Topham	Director	March 13, 2003
Walter W. Topham

/s/ Robert H. Watkinson	Director	March 13, 2003
Robert H. Watkinson

CERTIFICATIONS

I, Leonard A. Wilson, certify that:

(1)	I have reviewed this annual report on Form 10-K of First Essex Bancorp, Inc.;

(2)

Based upon my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period presented in the report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

(6)

The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 12, 2003

/s/ Leonard A. Wilson
Leonard A. Wilson
Chairman of the Board and
Chief Executive Officer

I, William F. Burke, certify that:

(1)	I have reviewed this annual report on Form 10-K of First Essex Bancorp, Inc.;

(2)

Based upon my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period presented in the report;

(3)

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition and results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

(4)

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

	(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

(5)

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

(6)

The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 12, 2003

/s/ William F. Burke
William F. Burke
Executive Vice President and
Chief Financial Officer