Form 10-Q
period 2003-03-31
FIRST ESSEX BANCORP INC
filed 2003-05-08
CIK 808246

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    3/31/03

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

Yes ☒       No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Securities Exchange Act of 1934).

Yes ☒       No ☐

The number of shares outstanding of each of the registrant’s classes of common stock as of  March 31, 2003:

Title of Class	Shares Outstanding
Common Stock, $.10 par value	7,718,224

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

FIRST ESSEX BANCORP, INC.

ITEM 1. FINANCIAL STATEMENTS

FIRST ESSEX BANCORP, INC.

Consolidated Balance Sheets

(Unaudited)

	March 31, 2003	December 31, 2002
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$88,097	$217,158
Investment securities available-for-sale	402,057	332,421
Stock in Savings Bank Life Insurance Company	1,194	1,194
Stock in Federal Home Loan Bank of Boston	12,771	12,771
Mortgage loans held-for-sale	7,101	7,684
Loans receivable, less allowance for loan losses of $14,472 and $14,452	1,149,536	1,114,258
Foreclosed property	1,980	1,198
Bank premises and equipment	8,415	8,670
Accrued interest receivable	6,848	7,193
Goodwill	11,633	11,633
Core deposit intangible	3,322	3,661
Other assets	62,260	58,089

	$1,755,214	$1,775,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$1,369,567	$1,380,637
Borrowed funds	195,045	207,408
Company-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	24,441	24,409
Mortgagors’ escrow accounts	1,525	860
Other liabilities	20,111	18,690
Total liabilities	1,610,689	1,632,004

STOCKHOLDERS’ EQUITY:
Serial preferred stock: $.10 par value per share; 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $.10 par value per share; 25,000,000 shares authorized, 10,147,524 and 10,090,176 shares issued	1,015	1,009
Additional paid-in capital	83,359	82,698
Retained earnings	80,523	77,365
Treasury stock, at cost, 2,429,300 shares	(23,535)	(23,535)
Accumulated other comprehensive income	3,163	6,389
Total stockholders’ equity	144,525	143,926

	$1,755,214	$1,775,930

See accompanying notes to the consolidated financial statements.

FIRST ESSEX BANCORP, INC.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands, except per share amounts)

Interest and dividend income:
Loans	$19,665	$19,987
Investment securities available-for-sale	4,299	6,081
Short-term investments	348	169
Other earning assets	268	267
Total interest and dividend income	24,580	26,504

Interest expense:
Deposits	6,372	8,363
Borrowed funds	2,770	2,875
Total interest expense	9,142	11,238

Net interest income	15,438	15,266
Provision for loan losses	1,938	1,812

Net interest income after provision for loan losses	13,500	13,454

Non-interest income:
Net gain on sales of loans	478	410
Loan fees	288	266
Other income	2,051	1,825
Total non-interest income	2,817	2,501

Non-interest expense:
Salaries and employee benefits	4,617	4,532
Buildings and equipment	1,293	1,229
Professional services	275	318
Information processing	748	744
Foreclosure expenses	157	87
Amortization of core deposit intangible	339	361
Other	1,103	1,245
Total non-interest expenses	8,532	8,516

Income before provision for income taxes	7,785	7,439

Provision for income taxes	2,775	2,705
Net income	$5,010	$4,734

Earnings per share - Basic	$0.65	$0.62
Earnings per share - Diluted	$0.63	$0.60
Dividends declared per share	$0.24	$0.22

Weighted average number of shares - basic	7,700,180	7,569,766
Weighted average number of shares - diluted	8,013,375	7,880,293

See accompanying notes to the consolidated financial statements.

FIRST ESSEX BANCORP, INC.

Consolidated Statements of Stockholders’ Equity

For the Three Months Ended March 31, 2003 and 2002

(Unaudited)

		Components of Stockholders’ Equity
	Comprehensive Income	Common Stock	Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	(Dollars in thousands)

Balance at December 31, 2002		$1,009	$82,698	$77,365	$(23,535)	$6,389	$143,926
Comprehensive income:
Net income	$5,010			5,010			5,010
Other comprehensive income:
- Unrealized securities losses, net of tax benefit, arising during the period	(3,226)
Total other comprehensive income	(3,226)					(3,226)	(3,226
								)
Total Comprehensive income	$1,784
Cash dividends declared				(1,852)			(1,852)
Stock options exercised		6	661				667
Balance at March 31, 2003		$1,015	$83,359	$80,523	$(23,535)	$3,163	$144,525

Balance at December 31, 2001		$996	$81,035	$63,782	$(23,535)	$2,916	$125,194
Comprehensive income:
Net income	$4,734			4,734			4,734
Other comprehensive income:
- Unrealized securities losses, net of tax benefit, arising during the period	(1,007)
Total other comprehensive income	(1,007)					(1,007)	(1,007
								)
Total Comprehensive income	$3,727
Cash dividends declared				(1,673)			(1,673)
Stock options exercised		7	629				636
Balance at March 31, 2002		$1,003	$81,664	$66,843	$(23,535)	$1,909	$127,884

See accompanying notes to the consolidated financial statements.

FIRST ESSEX BANCORP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$5,010	$4,734
Adjustments to reconcile net income to net cash (used) provided by operating activities:
Provision for loan losses	1,938	1,812
Depreciation and amortization	478	497
Loss on sale of foreclosed property	(20)	(47)
Amortization of investment securities discounts and premiums, net	351	210
Amortization of core deposit intangible	339	361
Proceeds from sales of mortgage loans	31,768	26,194
Mortgage loans originated for sale	(30,707)	(27,584)
Realized gains on the sale of mortgage loans	(478)	(410)
Decrease in accrued interest receivable	345	370
Increase in other assets	(4,171)	(10,531)
Increase (decrease) in other liabilities	3,411	(768)

Net cash provided by (used in) operating activities	8,264	(5,162)

Cash flows from investing activities:
Proceeds from maturities and principal payments of available-for-sale securities	66,801	27,896
Purchases of available-for-sale securities	(142,017)	(9,748)
Loans originated and purchased, net of principal collected	(38,946)	(17,904)
Proceeds from sales of foreclosed property	968	768
Purchases of bank premises and equipment	(191)	(369)

Net cash (used in) provided by investing activities	(113,385)	643

Cash flows from financing activities:
Net increase in demand deposits, NOW accounts and savings accounts	11,374	76,299
Net increase (decrease) in term deposits	(22,444)	3,121
Net decrease in borrowed funds with maturities of three months or less	(5,344)	(2,397)
Repayments of borrowed funds with maturities in excess of three months	(7,019)	(19)
Increase in mortgagors’ escrow accounts	665	925
Dividends paid	(1,839)	(1,657)
Stock options exercised	667	636

Net cash (used in) provided by financing activities	(23,940)	76,908

Net (decrease) increase in cash and cash equivalents	(129,061)	72,389

Cash and cash equivalents at beginning of period	217,158	54,237

Cash and cash equivalents at end of period	$88,097	$126,626

Supplemental disclosure of cash flow information:
Interest paid during the year	$9,217	$10,699
Income taxes paid during the year	600	808
Supplemental schedule of noncash financing and investing activities:
Assets acquired through, or deeds in lieu of, foreclosure	1,730	656

See accompanying notes to the consolidated financial statements.

FIRST ESSEX BANCORP, INC.

Notes to Consolidated Financial Statements

March 31, 2003

1.              Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are unaudited and include the accounts of the Company and its subsidiaries, First Essex Bank (the “Bank”), First Essex Capital Trust I, and First Essex Capital Statutory Trust II. These financial statements reflect, in management’s opinion, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position and the results of its operations and cash flows for the periods presented. The results of operations for the interim period ended March 31, 2003 are not necessarily indicative of results for the entire year.  All significant intercompany accounts and transactions have been eliminated in consolidation.  These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company’s 2002 Form 10-K.

Earnings Per Share

Included in diluted EPS are 313,195 and 310,527 dilutive potential shares for the quarters ended March 31, 2003 and 2002, respectively. Excluded from diluted earnings per share were options to purchase 245,600 shares at March 31, 2003. These shares were excluded as the exercise price was greater than the average market price of the common shares during the period.

Stock Based Compensation

In December 2002, the Financial Accounting Standards Board issued (“FASB”) Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148) an amendment of FASB  Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002 while the disclosure requirements are effective for interim periods beginning after December 15, 2002, with early application encouraged.

The Company accounts for stock options at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.  Had compensation costs for the stock option plans been determined using the fair value method based upon the Modified Black-Scholes American option model, the Company’s net income and earnings per share from operations for the three months ended March 31, 2003 and 2002 would have been reduced to the following pro forma amounts:

	2003	2002
	(Dollars in thousands, except per share amounts)

Net income, as reported	$5,010	$4,734
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(112)	(50)

Pro forma net income	$4,898	$4,684

Basic EPS:
As reported	$0.65	$0.62
Pro forma	0.64	0.62

Diluted EPS:
As reported	$0.63	$0.60
Pro forma	0.61	0.59

Pro forma compensation cost may not be representative of that in future years.

Goodwill and Intangible Assets

In the fourth quarter of 2002, the Company adopted and retroactively applied to January 1, 2002, SFAS No. 147, “Acquisitions of Certain Financial Institutions”. Upon adoption, the previously defined balance of unidentified intangibles was reclassified to goodwill effective January 1, 2002. All 2002 goodwill amortization expense recorded through September 30, 2002 was reversed and all future amortization was halted.  As a result of this change, for the three months ended March 31, 2002, diluted earnings per share restated continues to be $0.60, and restated net income will be $4.734 million, as compared to $4.698 million as previously reported.  The Company’s goodwill will be periodically reviewed for impairment, as required by the new standard.

2.              Loans

The following table sets forth information concerning the Company’s loan portfolio at the dates indicated.  The balances are net of unadvanced funds and unearned discounts and fees:

	March 31, 2003		December 31, 2002
	(Dollars in thousands)

Real Estate:
Residential	$73,603	6.3%	$67,238	5.9%
Commercial	200,731	17.1	195,468	17.2
Construction	62,811	5.4	63,272	5.6
Total Real Estate Loans	337,145	28.8	325,978	28.7

Owner occupied Commercial Real Estate	78,578	6.7	75,886	6.7

Commercial loans	116,515	9.9	117,549	10.3

Aircraft loans	226,227	19.3	217,167	19.1

Consumer loans
Home Equity, Home Improvement & Second Mortgage	40,725	3.5	42,674	3.8
Automobile	368,682	31.5	353,778	31.1
Other	3,237	0.3	3,362	0.3
Total consumer loans	412,644	35.3	399,814	35.2

Total loans	$1,171,109	100.0%	$1,136,394	100.0%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST ESSEX BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

March 31, 2003

General

First Essex Bancorp, Inc. (the “Company”) is a Delaware corporation whose primary activity is to act as the parent holding company for First Essex Bank (the “Bank”).

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

Results of Operations

Net income for the three months ended March 31, 2003 was $5.0 million compared to $4.7 million for same period in 2002, or a 5.8% increase.  Net interest income totaled $15.4 million for the quarter compared to $15.3 million for the same period in 2002.  The increase in net interest income of $172 thousand, combined with an increase in noninterest income of $316 thousand partially offset by increases in the provision for loan losses of $126 thousand accounts for the $346 thousand increase in pretax income.

Analysis of Average Yields Earned and Rates Paid

The following table presents an analysis of average yields earned and rates paid for the periods indicated:

	For the Three Months Ended March 31,
	2003			2002
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)
Assets
Earning assets
Short-term investments	$121,297	$348	1.16%	$51,897	$169	1.32%
Investment securities	357,535	4,299	4.88	411,112	6,081	6.00
Total loans (1)	1,148,887	19,665	6.94	1,051,008	19,987	7.71
Other earning assets	17,851	268	6.09	17,728	267	6.11
Total earning assets	1,645,570	24,580	6.06	1,531,745	26,504	7.02
Allowance for loan losses	(14,986)			(13,033)
Total earning assets less allowance for loan losses	1,630,584			1,518,712
Other assets	131,837			91,880
Total assets	$1,762,421			$1,610,592

Liabilities and Stockholders’ Equity
Deposits
NOW accounts	$90,480	$142	0.64%	$77,531	$179	0.94%
Money market accounts	224,615	818	1.48	99,183	481	1.97
Savings accounts	320,449	793	1.00	346,439	1,632	1.91
Time deposits	581,825	4,619	3.22	586,806	6,071	4.20
Total interest bearing deposits	1,217,369	6,372	2.12	1,109,959	8,363	3.06
Borrowed funds	227,158	2,770	4.95	228,176	2,875	5.11
Total interest bearing deposits and borrowed funds	1,444,527	9,142	2.57	1,338,135	11,238	3.41
Demand deposits	142,165			126,336
Other liabilities	28,885			18,213
Total liabilities	1,615,577			1,482,684
Stockholders’ equity	146,844			127,908
Total liabilities, trust preferred securities and stockholders’ equity	$1,762,421			$1,610,592

Net interest income		$15,438			$15,266

Weighted average interest rate spread			3.49%			3.61%

Net yield on average earning assets (2)			3.75%			3.99%

Return on average assets			1.14%			1.18%
Return on average equity			13.65%			14.80%

(1) Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for loan losses divided by average earning assets.

Net Interest Income

Net interest income increased by $172 thousand to $15.4 million for the three months ended March 31, 2003.  This represents an increase of 1.1% from $15.3 million when compared to the same period in 2002.

Interest and Dividend Income

Interest and dividend income decreased by $1.9 million or 7.3% to $24.6 million for the three month period ended March 31, 2003, from $26.5 million in the same period in 2002.  The change is primarily due to a decrease in the yield on average earning assets to 6.06% for the period ended March 31, 2003 as compared to 7.02% for the same period of 2002.  Partially offsetting this decrease in  yield on average earning assets was an increase of $113.8 thousand or 7.4% in the balance of average earning assets.  The decline in the yield on earning assets resulted from lower interest rates in the economy, in general.

Interest Expense

Interest expense decreased by $2.1 million or 18.7% to $9.1 million for the three months ended March 31, 2003 when compared to the same period in 2002.  This decrease is primarily the result of a decrease in the average rate paid on deposits and borrowings to 2.57% from 3.41% for the same period of 2002.  Partially offsetting this decrease in average rate paid was an increase in the balance of average interest bearing liabilities of $106.4 million or 8.0%.  The decline in the cost of funds resulted from continued growth in lower-rate core deposits while higher-rate term deposits declined, and from lower interest rates in the economy, in general.

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

The provisions for loan losses totaled $1.9 million for the three month period ended March 31, 2003 compared to $1.8 million for the same period in 2002.  Provisions result from management’s continuing internal review of the loan portfolio as well as its judgment as to the adequacy of the reserves in light of the condition of the regional real estate and other markets, and the economy in general.  As a result of increased loans, there is an expectation that the Bank will continue to find it necessary to make provisions for loan losses in the future.  See “Financial Condition - Non-Performing Assets.”

Noninterest Income

Noninterest income consists of net gains from the sales of mortgage loans together with fee and other noninterest income.

Noninterest income increased by $316 thousand or 12.6% to $2.8 million for the three months ended March 31, 2003 compared to $2.5 million for the same period in 2002.  This increase is primarily attributable to increases in gains recognized on sales of mortgage loans, deposit fees and additional income recognized on bank owned life insurance purchased during the first quarter of 2002.

Noninterest Expense

Noninterest expenses increased $16 thousand or 0.19% to $8.5 million for the three months ended March 31, 2003 as compared to the same period of 2002.

Income Taxes

The effective income tax rate decreased to 35.7% for the three month period ended March 31, 2003 compared to 36.4% for the same period of 2002.  This decrease is primarily the result of the purchase of $10 million of bank-owned life insurance during the first quarter of 2002.

Financial Condition

Total assets amounted to $1,755.2 million at March 31, 2003, a decrease of $20.7 million or 1.2% from $1,775.9 million at December 31, 2002.

Loans

At March 31, 2003, the loan portfolio, including mortgage loans held for sale, and before consideration of the allowance for loan losses, was $1.2 billion, representing 66.7% of total assets, compared to $1.1 billion or 64.1% of total assets at December 31, 2002.   Refer to Note 2 for the composition of loans at March 31, 2003 and December 31, 2002.

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

The following table summarizes the activity in the allowance for loan losses (including amounts established for impaired loans) for the periods indicated:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
	(Dollars in Thousands)

Balance at beginning of period	$14,452	$12,758

Provision for loan losses	1,938	1,812

Charge-offs	(2,010)	(1,238)
Recoveries	92	291

Net charge-offs	(1,918)	(947)

Balance at end of period	$14,472	$13,623

Total loans at end of period*	$1,171,109	$1,071,206
Average loans for the period*	1,148,887	1,051,008
Allowance to loans ratio	1.24%	1.27%
Net charge-offs to average loans ratio (annualized)	0.67%	0.36%

* Includes loans held for sale.

Nonperforming Assets

Nonperforming assets consist of nonaccruing loans (including loans impaired under SFAS No. 114), and foreclosed property.  Nonperforming assets totaled $5.2 million at March 31, 2003 and $4.3 million at December 31, 2002.

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

The following table indicates the recorded investment of nonperforming assets and the related valuation allowance for impaired loans:

	March 31, 2003		December 31, 2002
	Recorded Investment	Impaired Loan Valuation Allowance	Recorded Investment	Impaired Loan Valuation Allowance
	(Dollars in Thousands )
Non-accruing loans
Impaired loans
Requiring a valuation allowance	$104	$104	$105	$105
Not requiring a valuation allowance	720	—	935	—
	824	104	1,040	105

Restructured loans	—	—	—	—

Total impaired	824	$104	1,040	$105

Residential mortgage	46		—
Other	2,309		2,065

Total non-accruing	3,179		3,105

Foreclosed property, net	1,980		1,198

Total non-performing assets	$5,159		$4,303

Percentage of non-performing assets to total assets	0.29%		0.24%

Percentage of allowance for loan losses to non-accruing loans	455.2%		465.4%

The valuation allowance for impaired loans is included in the allowance for loan losses on the balance sheet.

Investments

At March 31, 2003, the Company’s investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank (“FHLB”) stock and Savings Bank Life Insurance Company of Massachusetts stock, totaled $455.8 million or 26.0% of total assets, compared to $472.0 million or 26.6% of total assets at December 31, 2002.  Interest and dividend income on the investment portfolio generated 18.9% of total interest and dividend income for the three months ended March 31, 2003 compared to 23.6% for the same period in 2002.  This ratio declined as proceeds from investment repayments were placed into short-term investments as opposed to long-term investments at relatively low yields due to the low interest rate environment.

To identify and control market risks associated with the investment portfolio, the Company has established policies and procedures, which include stop loss limits and stress testing on a periodic basis.

Deposits

Deposits are the primary source of funds for lending and investment activities.  Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition.  At March 31, 2003 the Bank had total deposits of $1,369.6 million representing a net decrease of $11.1 million or .8% compared to total deposits of $1,380.6 million at December 31, 2002.

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

Borrowed Funds

The Bank is a member of the FHLB and is entitled to borrow from the FHLB by pledging certain assets. The Bank also utilizes short term repurchase agreements with maturities less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. Borrowings are an alternative source of funds compared to deposits and totaled  $195.0 million at March 31, 2003 versus $207.4 million at December 31, 2002.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of March 31, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

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

The following table displays the Bank’s capital calculations as defined under prompt corrective action for the periods indicated:

	First Essex Bank		For Capital		To Be Well Capitalized Under Prompt
	Actual	Actual	Adequacy Purposes		Corrective Action Provision:
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in Thousands )
March 31, 2003

Tier 1 (Core) Capital (to Adjusted Assets)	$142,962	8.23%	69,523	4.00%	$86,904	≥	5.00%

Tier 1 (Core) (to Risk Weighted Assets)	142,962	10.51	54,401	4.00	81,601		6.00

Total Risk Based Capital (to Risk Weighted Assets)	157,434	11.58	108,802	8.00	136,002		10.00

December 31, 2002

Tier 1 (Core) Capital (to Adjusted Assets)	$137,275	7.81%	$70,312	4.00%	$87,890	≥	5.00%

Tier 1 Capital (to Risk Weighted Assets)	137,275	9.79	56,094	4.00	84,141		6.00

Total Risk Based Capital (to Risk Weighted Assets)	151,727	10.82	112,188	8.00	140,235		10.00

Recent Accounting Developments

In 2003, the FASB is expected to issue a draft statement establishing standards for issuers’ classification of liabilities in the statement of financial position of financial instruments that have characteristics of both liabilities and equity.  If this statement is adopted as currently proposed, the Company will be required to reclassify its Company-Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures of the Company to borrowings.  In anticipation of this statement, the trust preferred securities, or junior subordinated debentures, have been reclassified to liabilities on the consolidated balance sheet.  In addition, the interest cost on the trust preferred securities, has been reclassified as interest on borrowings.  There will be no impact to the results of operations.

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

Interest Rate Risk

Interest rate risk represents the sensitivity of earnings to changes in market interest rates.  As interest rates change the interest income and expense streams associated with the Company’s financial instruments also change thereby impacting net interest income (NII), the primary component of the Company’s earnings.  ALCO utilizes the results of a detailed and dynamic simulation model to quantify the estimated exposure of NII to sustained interest rate changes.  While ALCO routinely monitors simulated NII sensitivity over a rolling two-year horizon, it also utilizes additional tools to monitor potential longer-term interest rate risk.  There have been no material changes in the interest rate risk reported at the conclusion of the Company’s December 31, 2002 year end.

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

Item 4. Controls and Procedures

As required by new rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, within the 90-day period prior to the filing of this report and under the supervision and with the participation of management, including the Chief Executive Officer and the Chief Financial Officer of the Company, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that such disclosure controls and procedures are effective in ensuring that material information relating to the Company is made known to the certifying officers by others within the Company during the period covered by this report.  There were no significant changes in the Company’s internal controls for financial reporting or in other factors that could significantly affect such internal controls subsequent to the date of such evaluation.  In connection with the new rules, the Company currently is in the process of further reviewing and documenting its disclosure controls and procedures, and its internal accounting controls, and may from time to time make changes as deemed necessary.

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

(b)                      Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ESSEX BANCORP, INC.
(Registrant)

Date: May 6, 2003	By	/s/ William F. Burke
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

May 6, 2003

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

May 6, 2003

/s/ William F. Burke
William F. Burke
Executive Vice President and
Chief Financial Officer