Form 10-Q
period 2003-06-30
FIRST ESSEX BANCORP INC
filed 2003-08-07
CIK 808246

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended 06/30/03

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

Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Securities Exchange Act of 1934).

Yes	☒	No	☐

The number of shares outstanding of each of the registrant’s classes of common stock as of  June 30, 2003:

Title of Class	Shares Outstanding

Common Stock, $.10 par value	7,734,874

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

FIRST ESSEX BANCORP, INC.
INDEX

ITEM 1.  FINANCIAL STATEMENTS

FIRST ESSEX BANCORP, INC.

Consolidated Balance Sheets

(Unaudited)

	June 30, 2003	December 31, 2002
	(Dollars in thousands )
ASSETS
Cash and cash equivalents	$91,277	$217,158
Investment securities available-for-sale	386,143	332,421
Stock in Savings Bank Life Insurance Company	1,194	1,194
Stock in Federal Home Loan Bank of Boston	12,771	12,771
Mortgage loans held-for-sale	9,179	7,684
Loans receivable, less allowance for loan losses of $15,192 and $14,452	1,184,335	1,114,258
Foreclosed property	1,501	1,198
Bank premises and equipment	8,197	8,670
Accrued interest receivable	6,954	7,193
Goodwill	11,633	11,633
Core deposit intangible	2,983	3,661
Other assets	61,460	58,089

	$1,777,627	$1,775,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$1,354,952	$1,380,637
Borrowed funds	224,155	207,408
Company-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	24,473	24,409
Mortgagors’ escrow accounts	1,165	860
Other liabilities	22,447	18,690
Total liabilities	1,627,192	1,632,004

STOCKHOLDERS’ EQUITY
Serial preferred stock: $.10 par value per share; 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $.10 par value per share; 25,000,000 shares authorized, 10,077,326 and 9,963,044 shares issued	1,016	1,009
Additional paid-in capital	83,627	82,698
Retained earnings	83,578	77,365
Treasury stock, at cost, 2,429,300 shares	(23,535)	(23,535)
Accumulated other comprehensive income	5,749	6,389
Total stockholders’ equity	150,435	143,926

	$1,777,627	$1,775,930

FIRST ESSEX BANCORP, INC.

Consolidated Statement of Operations

(Unaudited)

	Three Months Ended June 30,
	2003	2002
	(Dollars in thousands, except per share amounts )

Interest and dividend income:
Loans	$20,234	$20,515
Investment securities available-for-sale	4,635	5,638
Short-term investments	102	328
Other earning assets	267	266
Total interest and dividend income	25,238	26,747

Interest expense:
Deposits	5,599	8,073
Borrowed funds	2,280	2,391
Trust preferred securities	490	514
Total interest expense	8,369	10,978

Net interest income	16,869	15,769
Provision for loan losses	1,938	2,612

Net interest income after provision for loan losses	14,931	13,157

Non-interest income:
Net gain on sales of mortgage loans	428	324
Loan fees	253	224
Other income	1,998	2,491
Total non-interest income	2,679	3,039

Non-interest expense:
Salaries and employee benefits	4,586	4,342
Buildings and equipment	1,245	1,268
Professional services	327	336
Information processing	751	786
Foreclosed expenses	140	110
Amortization of core deposit intangible	339	361
Legal and investment banking fees associated with merger	875	—
Other	1,238	1,262
Total non-interest expenses	9,501	8,465

Income before provision for income taxes	8,109	7,731

Provision for income taxes	3,198	2,565

Net income	$4,911	$5,166

Earnings per share - Basic	$0.64	$0.68
Earnings per share - Diluted	$0.61	$0.65
Dividends declared per share	$0.24	$0.22

Weighted average number of shares - basic	7,724,834	7,625,220
Weighted average number of shares - diluted	8,089,091	7,974,615

FIRST ESSEX BANCORP, INC.

Consolidated Statement of Operations

(Unaudited)

	Six Months Ended June 30,
	2003	2002
	(Dollars in thousands, except per share amounts )

Interest and dividend income:
Loans	$39,899	$40,502
Investment securities available-for-sale	8,934	11,719
Short-term investments	450	497
Other earning assets	535	533
Total interest and dividend income	49,818	53,251

Interest expense:
Deposits	11,971	16,436
Borrowed funds	4,556	4,753
Trust preferred securities	984	1,027
Total interest expense	17,511	22,216

Net interest income	32,307	31,035
Provision for loan losses	3,876	4,424

Net interest income after provision for loan losses	28,431	26,611

Non-interest income:
Net gain on sales of mortgage loans	906	734
Loan fees	541	490
Other income	4,049	4,316
Total non-interest income	5,496	5,540

Non-interest expense:
Salaries and employee benefits	9,203	8,874
Buildings and equipment	2,538	2,497
Professional services	602	654
Information processing	1,499	1,530
Foreclosed expenses	297	197
Amortization of core deposit intangible	678	723
Legal and investment banking fees associated with merger	875	—
Other	2,341	2,506
Total non-interest expenses	18,033	16,981

Income before provision for income taxes	15,894	15,170

Provision for income taxes	5,973	5,270

Net income	$9,921	$9,900

Earnings per share - basic	$1.29	$1.30
Earnings per share - diluted	$1.23	$1.25
Dividends declared per share	$0.48	$0.44

Weighted average number of shares - basic	7,712,575	7,597,646
Weighted average number of shares - diluted	8,051,233	7,927,454

FIRST ESSEX BANCORP, INC.

Consolidated Statements of Stockholders’ Equity

For the Six Months Ended June 30, 2003 and 2002

(Unaudited)

		Components of Stockholders’ Equity
	Comprehensive Income	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	(Dollars in thousands)

Balance at December 31, 2002		$1,009	$82,698	$77,365	$(23,535)	$6,389	$143,926
Comprehensive income:
Net income	$9,921			9,921			9,921
Other comprehensive income:
• Unrealized securities losses, net of of tax expense, arising during the period	(640)
• Reclassification adjustment for security gains/losses included in net income, net of tax expense	—
Total other comprehensive income	(640)					(640)	(640)
Total Comprehensive income	$9,281
Cash dividends declared				(3,708)			(3,708)
Stock options exercised		7	929				936
Balance at June 30, 2003		$1,016	$83,627	$83,578	$(23,535)	$5,749	$150,435

Balance at December 31, 2001		$996	$81,035	$63,782	$(23,535)	$2,916	$125,194
Comprehensive income:
Net income	$9,900			9,900			9,900
Other comprehensive income:
• Unrealized securities gains, net of of tax expense, arising during the period	2,323
• Reclassification adjustment for security gains/losses included in net income, net of tax expense	—
Total other comprehensive income	2,323					2,323	2,323
Total Comprehensive income	$12,223
Cash dividends declared				(3,356)			(3,356)
Stock options exercised		12	1,303				1,315
Balance at June 30, 2002		$1,008	$82,338	$70,326	$(23,535)	$5,239	$135,376

FIRST ESSEX BANCORP, INC.

Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$9,921	$9,900
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	3,876	4,424
Depreciation and amortization	926	1,039
Gain on sales of foreclosed property	(14)	(23)
Write-down of foreclosed property	176	—
Amortization of investment securities discounts and premiums, net	710	437
Amortization of core deposit intangible	678	723
Proceeds from sales of mortgage loans	61,156	46,036
Mortgage loans originated for sale	(61,745)	(43,551)
Realized gains on the sale of mortgage loans	(906)	(734)
Decrease in accrued interest receivable	239	14
Increase in other assets	(3,371)	(10,714)
Increase (decrease) in other liabilities	4,128	(25)

Net cash provided by operating activities	15,774	7,526

Cash flows from investing activities:
Proceeds from maturities and principal payments of available-for-sale securities	101,781	48,962
Purchases of available-for-sale securities	(157,241)	(9,748)
Loans originated and purchased, net of principal collected	(76,694)	(66,378)
Proceeds from sales of foreclosed property	2,276	1,507
Purchases of bank premises and equipment	(389)	(617)

Net cash used in investing activities	(130,267)	(26,274)

Cash flows from financing activities:
Net increase in demand deposits, NOW, money market, and savings accounts	41,626	96,251
Net decrease increase of term deposits	(67,311)	(1,366)
Net increase (decrease) in borrowed funds with maturities of three months or less	23,786	(1,249)
Repayments of borrowed funds with maturities in excess of three months	(7,039)	(36)
Increase in mortgagors’ escrow accounts	305	264
Dividends paid	(3,691)	(3,330)
Stock options exercised	936	1,315

Net cash (used in) provided by financing activities	(11,388)	91,849

Net (decrease) increase in cash and cash equivalents	(125,881)	73,101

Cash and cash equivalents at beginning of period	217,158	54,237

Cash and cash equivalents at end of period	$91,277	$127,338

Supplemental disclosure of cash flow information:
Interest paid during the period	$17,604	$21,168
Income taxes paid during the period	5,928	6,436
Supplemental schedule of noncash financing and investing activities:
Assets acquired through, or deeds in lieu of, foreclosure	2,741	1,697

FIRST ESSEX BANCORP, INC.

Notes to Consolidated Financial Statements

June 30, 2003

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

On June 13, 2003, First Essex Bancorp, Inc. and Sovereign Bancorp, Inc. jointly announced the execution of a definitive agreement for Sovereign to acquire First Essex.  Under terms of the agreement, each share of First Essex common stock will be exchanged for $48.00 in cash or 2.9250 shares of Sovereign common stock, subject to an election and allocation process, intended to ensure that, in the aggregate, 50% of the First Essex shares will be exchanged for Sovereign common stock and 50% will be exchanged for cash, except in certain circumstances. The transaction is valued at approximately $400 million and is expected to close in the first quarter of 2004.  The merger is subject to approval by various regulatory agencies and First Essex shareholders.

Earnings Per Share

Included in diluted EPS are 364,257 and 349,393 dilutive potential shares for the three months ended June 30, 2003 and 2002, respectively, and 338,658 and 329,808 dilutive potential shares for the six months ended June 30, 2003 and 2002, respectively. Excluded from diluted earnings per share were options to purchase 123,800 shares at June 30, 2002. These shares were excluded as the exercise price was greater than the average market price of the common shares during the respective periods.

Stock Based Compensation

In December 2002, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”) an amendment of FASB  Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The transition provisions of the statement are effective for financial statements for fiscal years ending after December 15, 2002 while the disclosure requirements are effective for interim periods beginning after December 15, 2002.

The Company accounts for stock options at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.  Had compensation costs for the stock option plans been determined using the fair value method based upon the Modified Black-Scholes American option model, the Company’s net income and earnings per share from operations for the three and six months ended June 30, 2003 and 2002 would have been reduced to the following pro forma amounts:

		Three Months Ended June 30,		Six Months Ended June 30,
		2003	2002	2003	2002
		(Dollars in thousands, except per share amounts)

Net income, as reported		$4,911	$5,166	$9,921	$9,900

Deduct:	Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(112)	(93)	(224)	(143)

Pro forma net income		$4,799	$5,073	$9,697	$9,757

Basic EPS:
	As reported	$0.64	$0.68	$1.29	$1.30
	Pro forma	0.62	0.67	1.26	1.29

Diluted EPS:
	As reported	$0.61	$0.65	$1.23	$1.25
	Pro forma	0.60	0.64	1.21	1.23

Pro forma compensation cost may not be representative of that in future years.

Goodwill and Intangible Assets

In the fourth quarter of 2002, the Company adopted and retroactively applied to January 1, 2002, SFAS No. 147, “Acquisitions of Certain Financial Institutions”. Upon adoption, the previously defined balance of unidentified intangibles was reclassified to goodwill effective January 1, 2002. All 2002 goodwill amortization expense recorded through September 30, 2002 was reversed and all future amortization was halted.  As a result of this change, for the three and six months ended June 30, 2002, diluted earnings per share restated is $0.65 and $1.25, and restated net income was $5.166 and $9.900 million, respectively.  The Company’s goodwill will be periodically reviewed for impairment, as required by the new standard.

2.                                      Loans

The following table sets forth information concerning the Company’s loan portfolio at the dates indicated.  The balances are net of unadvanced funds and unearned discounts and fees:

	June 30, 2003		December 31, 2002
	(Dollars in thousands )

Real Estate:
Residential	$69,603	5.8%	$67,238	5.9%
Commercial	205,469	17.0	195,468	17.2
Construction	70,460	5.8	63,272	5.6
Total Real Estate Loans	345,532	28.6	325,978	28.7

Owner occupied Commercial Real Estate	81,505	6.7	75,886	6.7

Commercial loans	110,219	9.1	117,549	10.3

Aircraft loans	236,588	19.6	217,167	19.1

Consumer loans
Home Equity, Home Improvement & Second Mortgage	40,900	3.4	42,674	3.8
Automobile	391,167	32.4	353,778	31.1
Other	2,795	0.2	3,362	0.3
Total consumer loans	434,862	36.0	399,814	35.2

Total loans	$1,208,706	100.0%	$1,136,394	100.0%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FIRST ESSEX BANCORP, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS

June 30, 2003

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

On June 13, 2003, First Essex Bancorp, Inc. and Sovereign Bancorp, Inc. jointly announced the execution of a definitive agreement for Sovereign to acquire First Essex.  Under terms of the agreement, each share of First Essex common stock will be exchanged for $48.00 in cash or 2.9250 shares of Sovereign common stock, subject to an election and allocation process, intended to ensure that, in the aggregate, 50% of the First Essex shares will be exchanged for Sovereign common stock and 50% will be exchanged for cash, except in certain circumstances. The transaction is valued at approximately $400 million and is expected to close in the first quarter of 2004.  The merger is subject to approval by various regulatory agencies and First Essex shareholders.

Results of Operations

Net income for the three months ended June 30, 2003 was $4.9 million compared to $5.2 million for same period in 2002, or a 4.9% decrease.  Net interest income totaled $16.9 million for the quarter compared to $15.8 million for the same period in 2002.  The increase in net interest income of $1.1 million, combined with decreases in noninterest income of $360 thousand and the provision for loan losses of $674 thousand, offset by an increase in noninterest expenses of $1.0 million, accounts for the majority of the $378 thousand increase in pretax income.

Net income for each of the six months ended June 30, 2003 and 2002 remained flat at $9.9 million.  Net interest income totaled $32.3 million for the current period compared to $31.0 million for the same period in 2002.  The increase in net interest income of $1.3 million, combined with decreases in noninterest income of $44 thousand and the provision for loan losses of $548 thousand, offset by an increase in noninterest expenses of $1.1 million, accounts for the $724 thousand increase in pretax income.

Analysis of Average Yields Earned and Rates Paid

The following tables presents an analysis of average yields earned and rates paid for the periods indicated:

	For the Three Months Ended June 30,
	2003			2002
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Earning assets
Short-term investments	$36,414	$102	1.12%	$81,191	$328	1.62%
Investment securities	405,283	4,635	4.59	385,583	5,638	5.86
Total loans (1)	1,195,249	20,234	6.79	1,095,494	20,515	7.51
Other earning assets	17,883	267	5.99	17,758	266	6.01
Total earning assets	1,654,829	25,238	6.12	1,580,026	26,747	6.79
Allowance for loan losses	(15,310)			(13,940)
Total earning assets less allowance for loan losses	1,639,519			1,566,086
Other assets	106,966			98,818
Total assets	$1,746,485			$1,664,904
Liabilities and Stockholders’ Equity
Deposits
NOW accounts	$93,396	$137	0.59%	$80,998	$201	1.00%
Money market accounts	228,203	752	1.32	143,164	773	2.17
Savings accounts	323,679	700	0.87	340,864	1,554	1.83
Time deposits	542,843	4,010	2.96	587,601	5,545	3.79
Total interest bearing deposits	1,188,121	5,599	1.89	1,152,627	8,073	2.81
Borrowed funds	238,137	2,770	4.67	228,399	2,905	5.10
Total interest bearing deposits and borrowed funds	1,426,258	8,369	2.35	1,381,026	10,978	3.19
Demand deposits	154,334			133,920
Other liabilities	18,610			19,181
Total liabilities	1,599,202			1,534,127
Stockholders’ equity	147,283			130,777
Total liabilities, trust preferred securities and stockholders’ equity	$1,746,485			$1,664,904

Net interest income		$16,869			$15,769

Weighted average interest rate spread			3.76%			3.60%
Net yield on average earning assets (2)			4.08%			3.99%

Return on average assets			1.12%			1.24%
Return on average equity			13.34%			15.80%

(1) Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for loan losses divided by average earning assets.

	For the Six Months Ended June 30,
	2003			2002
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Earning assets
Short-term investments	$78,621	$450	1.15%	$66,625	$497	1.50%
Investment securities	381,541	8,934	4.72	398,277	11,719	5.93
Total loans (1)	1,172,196	39,899	6.86	1,073,374	40,502	7.61
Other earning assets	17,867	535	6.04	17,743	533	6.06
Total earning assets	1,650,225	49,818	6.09	1,556,019	53,251	6.90
Allowance for loan losses	(15,149)			(13,489)
Total earning assets less allowance for loan losses	1,635,076			1,542,530
Other assets	119,333			95,352
Total assets	$1,754,409			$1,637,882

Liabilities and Stockholders’ Equity
Deposits
NOW accounts	$91,946	$279	0.61%	$79,274	$380	0.97%
Money market accounts	226,419	1,570	1.40	121,295	1,254	2.08
Savings accounts	322,073	1,493	0.93	343,636	3,186	1.87
Time deposits	562,226	8,629	3.10	587,206	11,616	3.99
Total interest bearing deposits	1,202,664	11,971	2.01	1,131,411	16,436	2.93
Borrowed funds	232,678	5,540	4.80	228,288	5,780	5.11
Total interest bearing deposits and borrowed funds	1,435,342	17,511	2.46	1,359,699	22,216	3.29
Demand deposits	148,283			130,149
Other liabilities	23,719			18,693
Total liabilities	1,607,344			1,508,541
Stockholders’ equity	147,065			129,341
Total liabilities, trust preferred securities and stockholders’ equity	$1,754,409			$1,637,882

Net interest income		$32,307			$31,035

Weighted average interest rate spread			3.63%			3.61%
Net yield on average earning assets (2)			3.92%			3.99%

Return on average assets			1.13%			1.21%
Return on average equity			13.49%			15.31%

(1) Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for loan losses divided by average earning assets.

Net Interest Income

Net interest income increased by $1.1 million or 7.0% to $16.9 million for the three months ended June 30, 2003 and by $1.3 million or 4.1% to $32.3 million for the six months ended June 30, 2003 when compared to the same periods of 2002.

Interest and Dividend Income

Interest and dividend income decreased by $1.5 million or 5.6% to $25.2 million for the three month period ended June 30, 2003, from $26.7 million in the same period in 2002.  Interest and dividend income also decreased by $3.4 million or 6.5% to $49.8 million for the six months ended June 30, 2003 as compared to the same period of 2002.   The changes are primarily due to decreases in the yields on average earning assets to 6.12% and 6.09% for the three and six months ended June 30, 2003, respectively, as compared to 6.79% and 6.90% for the same periods of 2002, respectively.  Partially offsetting these decreases in yields were increases of $74.8 million and $94.2 million in the balance of average earning assets for the three and six months ended June 30, 2003, respectively.  The declines in the yields on average earning assets resulted from lower interest rates in the economy, in general.

Interest Expense

Interest expense decreased by $2.6 million or 23.8 % and $4.7 million or 21.2% to $8.4 million and $17.5 million for the three and six months ended June 30, 2003, respectively, when compared to the same periods in 2002.   These decreases are primarily the result of decreases in the average rate paid on deposits and borrowed funds to 2.35% and 2.46% for the three and six months ended June 30, 2003, respectively, from 3.19% and 3.29% for the same periods of 2002, respectively.  Partially offsetting these decreases in cost of funds were increases of $45.2 million and $75.6 million in average interest bearing liabilities for the three and six months ending June 30, 2003, respectively, as compared to the same periods of 2002.  The declines in the cost of funds resulted from continued growth in lower-rate core deposits while higher rate term deposits declined, and from lower interest rates in the economy, in general.

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

The provisions for loan losses totaled $1.9 million and $3.9 million for the three and six month periods ended June 30, 2003, respectively, as compared to $2.6 million and $4.4 million for the same periods of 2002, respectively.  The decreases in the provision for loan losses is primarily due to a $1.3 million writedown in the carrying value of a single credit recognized during the second quarter or 2002.  Provisions result from management’s continuing internal review of the loan portfolio as well as its judgment as to the adequacy of the reserves in light of the condition of the regional real estate and other markets, and the economy in general.  As a result of increased loan balances, there is an expectation that the Bank will continue to find it necessary to make provisions for loan losses in the future.  See “Financial Condition - Non-Performing Assets.”

Noninterest Income

Noninterest income consists of net gains from the sales of mortgage loans and fee and other noninterest income.

Noninterest income decreased by $360 thousand or 11.9% and $44 thousand or .8% to $2.7 million and $5.5 million for the three and six months ended June 30, 2003, respectively, as compared to $3.0 million and $5.5 million, respectively, for the same periods in 2002.  These decreases are primarily attributable to approximately $600 thousand of income recorded in the second quarter of 2002 relating to the settlement of an outstanding state income tax issue, partially offset by the 2003 increases in gains recognized on sales of mortgage loans, and loan and deposit fee income.

Noninterest Expense

Noninterest expense increased $1.0 million or 12.2% and $1.1 million or 6.2% to $9.5 million and $18.0 million for the three and six months ended June 30, 2003, respectively, as compared to $8.5 million and $17.0 million for the same periods in 2002.  These increases are primarily attributable  to approximately $875 thousand in legal and investment banking fees associated with the pending acquisition of the Company.

Income Taxes

The effective income tax rate increased to 39.4% and 37.6% for the three and six month periods ended June 30, 2003 compared to 33.2% and 34.7% for the same periods of 2002.   These increases are primarily attributable to $875 thousand of non-deductible acquisition expenses in the second quarter of 2003 and a $240 thousand settlement of an outstanding state income tax issue during the second quarter of 2002.

Financial Condition

Total assets remained flat at $1.8 billion at June 30, 2003, and at December 31, 2002.  Cash and cash equivalents were $125.9 million lower at June 30, 2003 compared to year-end 2002, offset by increases in loans receivable of $72.3 million and investment securities available for sale of $53.7 million.

Loans

At June 30, 2003, the loan portfolio, including mortgage loans held for sale, and before consideration of the allowance for loan losses, was $1.2 billion, representing 68.0% of total assets, compared to $1.1 billion or 64.0% of total assets at December 31, 2002.   Refer to Note 2 for additional detail regarding the composition of the loan portfolio.

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

The following table summarizes the activity in the allowance for loan losses (including amounts established for impaired loans) for the three and six months ended June 30, 2003:

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
	(Dollars in Thousands)
Balance at beginning of period	$14,472	$13,623	$14,452	$12,758

Provision for loan losses	1,938	2,612	3,876	4,424

Charge-offs	(1,664)	(2,682)	(3,674)	(3,920)
Recoveries	446	162	538	453

Net charge-offs	(1,218)	(2,520)	(3,136)	(3,467)

Balance at end of period	$15,192	$13,715	$15,192	$13,715

Total loans at end of period*	$1,208,706	$1,112,568	$1,208,706	$1,112,568
Average loans for the period*	1,195,249	1,095,494	1,172,196	1,073,374
Allowance to loans ratio	1.26%	1.23%	1.26%	1.23%
Net charge-offs to average loans ratio (annualized)	0.41%	0.92%	0.54%	0.65%

* Includes loans held for sale.

Nonperforming Assets

Nonperforming assets consist of nonaccruing loans (including loans impaired under SFAS No. 114) and foreclosed property.  Nonperforming assets totaled $5.2 million at June 30, 2003 and $4.3 million at December 31, 2002.

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

The following table indicates the recorded investment of nonperforming assets and the related valuation allowance for impaired loans:

	June 30, 2003		December 31, 2002
	Recorded Investment	Impaired Loan Valuation Allowance	Recorded Investment	Impaired Loan Valuation Allowance
	(Dollars in Thousands)

Non-accruing Loans
Impaired Loans
Requiring a valuation allowance	$1,257	$402	$105	$105
Not requiring a valuation allowance	581	—	935	—
	1,838	402	1,040	105

Restructured Loans	217	40	—	—

Total impaired	2,055	$442	1,040	$105

Residential Mortgage	54
Other	1,594		2,065

Total non-accruing	3,703		3,105

Foreclosed property, net	1,501		1,198

Total non-performing assets	$5,204		$4,303

Percentage of non-performing assets to total assets	0.29%		0.24%
Percentage of allowance for loan losses to non-accruing loans	410.3%		465.4%

The valuation allowance for impaired loans is included in the allowance for loan losses on the balance sheet.

Investments

At June 30, 2003, the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank (“FHLB”) stock and stock in the Savings Bank Life Insurance Company of Massachusetts, totaled $436.5 million or 24.6% of total assets, compared to $472.0 million or 26.6% of total assets at December 31, 2002.  Interest and dividend income on the investment portfolio generated 18.8% of total interest and dividend income for the three and six months ended June 30, 2003 compared to 22.3% and 22.9% for the same periods in 2002.

To identify and control market risks associated with the investment portfolio, the Company has established policies and procedures, which include stop loss limits and stress testing on a periodic basis.

Deposits

Deposits are the primary source of funds for lending and investment activities.  Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition.  At June 30, 2003, the Bank had total deposits of $1,355.0 million representing a net decrease of $25.7 million or 1.9% compared to total deposits of $1,380.6 million at December 31, 2002.

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

Borrowed Funds

The Bank is a member of the FHLB and is entitled to borrow from the FHLB by pledging certain assets. The Bank also utilizes short term repurchase agreements with maturities of less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. Borrowed funds are an alternative source of funds compared to deposits and totaled $224.2 million at June 30, 2003 versus $207.4 million at December 31, 2002.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of June 30, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

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

The following table displays the Bank’s capital calculations as defined under prompt corrective action for the periods indicated:

	First Essex Bank		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provision:
	Actual Amount	Actual Ratio
			Amount	Ratio	Amount		Ratio
	(Dollars in Thousands)
June 30, 2003 (unaudited)

Tier 1 (Core) Capital (to Adjusted Assets)	$148,545	8.62%	$68,899	4.00%	$86,124	>	5.00%

Tier 1 (Core) Capital (to Risk Weighted Assets)	148,545	10.68	55,647	4.00	83,471		6.00

Total Risk Based Capital (to Risk Weighted Assets)	163,737	11.77	111,295	8.00	139,118		10.00

December 31, 2002

Tier 1 (Core) Capital (to Adjusted Assets)	$137,275	7.81%	$70,312	4.00%	$87,890	>	5.00%

Tier 1 (Core) Capital (to Risk Weighted Assets)	137,275	9.79	56,094	4.00	84,141		6.00

Total Risk Based Capital (to Risk Weighted Assets)	151,727	10.82	112,188	8.00	140,235		10.00

Recent Accounting Developments

In May 2003, the FASB issued  Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations of the issuer.  Generally, the statement is effective for financial instruments entered into or modified after, May 31, 2003 and is otherwise effective on July 1, 2003.  During the first quarter of 2003, the trust preferred securities, or junior subordinated debentures, were reclassified to liabilities on the consolidated balance sheet.  In addition, the interest cost on the trust preferred securities has been reclassified as interest on borrowings.  There will be no impact to the results of operations.

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

Item 4. Controls and Procedures

(a)           Evaluation of disclosure controls and procedures.  Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) are effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

(b)          Changes in internal control over financial reporting.  There were no significant changes in our internal control over financial reporting during our last fiscal quarter that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of the registrant was held on May 1, 2003.  All nominees of the Board of Directors were re-elected for a three-year term.  Votes were cast as follows:

Nominee	For	Abstain

Frank J. Leone, Jr.	6,612,789	106,447
Robert H. Pangione	6,611,289	107,947
Brian W. Thompson	6,612,097	107,139

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

(10)                          Material Contracts

10.23                     Agreement and Plan of Merger between Sovereign Bancorp, Inc. and First Essex Bancorp, Inc. dated June 13, 2003, incorporated herein by reference to Exhibit 99.1 to the Company’s current report on Form 8-K filed on June 18, 2003.

10.24                     Amendment to the First Essex Bancorp, Inc. Rights Agreement dated as of June 12, 2003.

*10.25     The First Essex Bancorp, Inc. Salary Continuation Benefit Program.

* Management contract or compensatory plan.

(11)                          Computation of Earnings Per Share:

Statement regarding computation of per share earnings is included in Note 1 to the consolidated financial statements.

(31.1)                Certification of chief executive officer under Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.1.

(31.2)                Certification of chief financial officer under Section 302 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 31.2.

(32)                          Certification under Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 32.

(b)           Reports on Form 8-K.

The Registrant filed a current report on Form  8-K on April 17, 2003 related to a press release dated April 16, 2003 announcing first quarter 2003 results.

The Registrant filed a current report on Form 8-K on June 18, 2003 announcing the execution of a definitive agreement for Sovereign Bancorp, Inc. to acquire First Essex Bancorp, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ESSEX BANCORP, INC.
(Registrant)

Date: August 6, 2003	By	/s/ William F. Burke
William F. Burke
Executive Vice President
and Chief Financial Officer