Form 10-Q
period 2003-09-30
FIRST ESSEX BANCORP INC
filed 2003-11-13
CIK 808246

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Yes ☒      No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Securities Exchange Act of 1934).

Yes ☒         No ☐

The number of shares outstanding of each of the registrant’s classes of common stock as of  September 30, 2003:

Title of Class	Shares Outstanding
Common Stock, $.10 par value	7,796,510

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

FIRST ESSEX BANCORP, INC.
INDEX

ITEM 1.  FINANCIAL STATEMENTS

FIRST ESSEX BANCORP, INC.
Consolidated Balance Sheets
(Unaudited)

	September 30, 2003	December 31, 2002
	(Dollars in thousands)
ASSETS
Cash and cash equivalents	$52,039	$217,158
Investment securities available-for-sale	385,028	332,421
Stock in Savings Bank Life Insurance Company	1,194	1,194
Stock in Federal Home Loan Bank of Boston	12,771	12,771
Mortgage loans held-for-sale	6,554	7,684
Loans receivable, less allowance for loan losses of $15,334 and $14,452	1,196,888	1,114,258
Foreclosed property	817	1,198
Bank premises and equipment	8,295	8,670
Accrued interest receivable	6,526	7,193
Goodwill	11,633	11,633
Core deposit intangible	2,672	3,661
Other assets	61,668	58,089

	$1,746,085	$1,775,930

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits	$1,318,228	$1,380,637
Borrowed funds	234,628	207,408
Company-obligated mandatorily redeemable trust preferred securities of subsidiary trust holding solely junior subordinated debentures of the Company	24,506	24,409
Mortgagors’ escrow accounts	1,581	860
Other liabilities	14,789	18,690
Total liabilities	1,593,732	1,632,004

STOCKHOLDERS’ EQUITY:
Serial preferred stock: $.10 par value per share; 5,000,000 shares authorized, no shares issued or outstanding
Common stock, $.10 par value per share; 25,000,000 shares authorized, 10,229,361 and 10,090,176 shares issued	1,023	1,009
Additional paid-in capital	84,768	82,698
Retained earnings	86,928	77,365
Treasury stock, at cost, 2,432,851, and 2,429,300 shares	(23,715)	(23,535)
Accumulated other comprehensive income	3,349	6,389
Total stockholders’ equity	152,353	143,926

	$1,746,085	$1,775,930

FIRST ESSEX BANCORP, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,
	2003	2002
	(Dollars in thousands, except per share amounts)

Interest and dividend income:
Loans	$19,697	$20,677
Investment securities available-for-sale	3,994	5,330
Short-term investments	88	526
Other earning assets	268	267
Total interest and dividend income	24,047	26,800

Interest expense:
Deposits	5,167	7,785
Borrowed funds	2,230	2,413
Trust preferred securities	487	512
Total interest expense	7,884	10,710

Net interest income	16,163	16,090
Provision for loan losses	1,938	1,812

Net interest income after provision for loan losses	14,225	14,278

Non-interest income:
Net gain on sales of loans	539	379
Loan fees	283	244
Other income	2,032	1,926
Total non-interest income	2,854	2,549

Non-interest expense:
Salaries and employee benefits	4,631	4,736
Buildings and equipment	1,297	1,154
Professional services	349	345
Information processing	726	747
Foreclosed (income) expenses, net	208	(270)
Amortization of core deposit intangible	311	339
Legal and investment banking fees associated with merger	183	—
Other	1,119	1,104
Total non-interest expenses	8,824	8,155

Income before provision for income taxes	8,255	8,672

Provision for income taxes	3,033	3,155
Net income	$5,222	$5,517

Earnings per share - Basic	$0.67	$0.72
Earnings per share - Diluted	$0.64	$0.69
Dividends declared per share	$0.24	$0.22

Weighted average number of shares - basic	7,773,620	7,652,171
Weighted average number of shares - diluted	8,216,201	7,996,706

FIRST ESSEX BANCORP, INC.
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(Dollars in thousands, except per share amounts)

Interest and dividend income:
Loans	$59,596	$61,179
Investment securities available-for-sale	12,928	17,049
Short-term investments	538	1,023
Other earning assets	803	800
Total interest and dividend income	73,865	80,051

Interest expense:
Deposits	17,138	24,221
Borrowed funds	6,786	7,166
Trust preferred securities	1,471	1,539
Total interest expense	25,395	32,926

Net interest income	48,470	47,125
Provision for loan losses	5,814	6,236

Net interest income after provision for loan losses	42,656	40,889

Non-interest income:
Net gain on sales of loans	1,445	1,113
Loan fees	824	734
Other income	6,081	6,242
Total non-interest income	8,350	8,089

Non-interest expense:
Salaries and employee benefits	13,834	13,610
Buildings and equipment	3,835	3,651
Professional services	952	999
Information processing	2,225	2,277
Foreclosed (income) expenses, net	505	(73)
Amortization of core deposit intangible	989	1,062
Legal and investment banking fees associated with merger	1,058	—
Other	3,459	3,610
Total non-interest expenses	26,857	25,136

Income before provision for income taxes	24,149	23,842

Provision for income taxes	9,006	8,425
Net income	$15,143	$15,417

Earnings per share - basic	$1.96	$2.02
Earnings per share - diluted	$1.87	$1.94
Dividends declared per share	$0.72	$0.66

Weighted average number of shares - basic	7,733,147	7,616,020
Weighted average number of shares - diluted	8,106,222	7,950,414

FIRST ESSEX BANCORP, INC.
Consolidated Statements of Stockholders’ Equity
For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)

		Components of Stockholders’ Equity
	Comprehensive Income	Common Stock	Additional Paid in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	(Dollars in thousands)

Balance at December 31, 2002		$1,009	$82,698	$77,365	$(23,535)	$6,389	$143,926
Comprehensive income:
Net income	$15,143			15,143			15,143
Other comprehensive income:
• Unrealized securities gains, net of of tax expense, arising during the period	(3,040)
• Reclassification adjustment for security gains/(losses) included in net income, net of tax	—
Total other comprehensive income	(3,040)					(3,040)	(3,040)
Total Comprehensive income	$12,103
Cash dividends declared				(5,580)			(5,580)
Treasury stock repurchased					(180)		(180)
Stock options exercised		14	2,070				2,084
Balance at September 30, 2003		$1,023	$84,768	$86,928	$(23,715)	$3,349	$152,353

Balance at December 31, 2001		$996	$81,035	$63,782	$(23,535)	$2,916	$125,194
Comprehensive income:
Net income	$15,417			15,417			15,417
Other comprehensive income:
• Unrealized securities gains, net of of tax expense, arising during the period	2,746
• Reclassification adjustment for security gains/(losses) included in net income, net of tax	—
Total other comprehensive income	2,746					2,746	2,746
Total Comprehensive income	$18,163
Cash dividends declared				(5,040)			(5,040)
Stock options exercised		12	1,386				1,398
Balance at September 30, 2002		$1,008	$82,421	$74,159	$(23,535)	$5,662	$139,715

FIRST ESSEX BANCORP, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$15,143	$15,417
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	5,814	6,236
Depreciation and amortization	1,425	1,565
Loss on sales of foreclosed property	45	56
Write-down of foreclosed property	176	—
Amortization of investment securities discounts and premiums, net	1,333	661
Amortization of core deposit intangible	989	1,062
Proceeds from sales of mortgage loans	98,026	68,143
Mortgage loans originated for sale	(95,451)	(67,839)
Realized gains on the sale of mortgage loans	(1,445)	(1,113)
Decrease in accrued interest receivable	667	815
Increase in other assets	(3,579)	(11,121)
(Decrease) increase in other liabilities	(2,148)	681

Net cash provided by operating activities	20,995	14,563

Cash flows from investing activities:
Proceeds from maturities and principal payments of available-for-sale securities	103,512	76,819
Purchases of available-for-sale securities	(162,278)	(9,748)
Loans originated and purchased, net of principal collected	(92,051)	(79,001)
Proceeds from sales of foreclosed property	3,767	2,467
Purchases of bank premises and equipment	(953)	(782)

Net cash used in investing activities	(148,003)	(10,245)

Cash flows from financing activities:
Net increase in demand deposits, NOW accounts and savings accounts	24,460	143,411
Net (decrease) increase of term deposits	(86,869)	8,730
Net increase in borrowed funds with maturities of three months or less	34,278	3,785
Repayments of borrowed funds with maturities in excess of three months	(7,058)	(54)
Increase in mortgagors’ escrow accounts	721	772
Dividends paid	(5,547)	(5,013)
Stock options exercised	1,904	1,398

Net cash (used in) provided by financing activities	(38,111)	153,029

Net (decrease) increase in cash and cash equivalents	(165,119)	157,347

Cash and cash equivalents at beginning of period	217,158	54,237

Cash and cash equivalents at end of period	$52,039	$211,584

Supplemental disclosure of cash flow information:
Interest paid during the year	$25,668	$31,391
Income taxes paid during the year	9,248	9,336
Supplemental schedule of noncash financing and investing activities:
Assets acquired through, or deeds in lieu of, foreclosure	3,607	3,176

FIRST ESSEX BANCORP, INC.
Notes to Consolidated Financial Statements
September 30, 2003

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

On June 13, 2003, First Essex Bancorp, Inc. and Sovereign Bancorp, Inc. jointly announced the execution of a definitive agreement for Sovereign to acquire First Essex.  Under terms of the agreement, each share of First Essex common stock will be exchanged for $48.00 in cash or 2.9250 shares of Sovereign common stock, subject to an election and allocation process, intended to ensure that, in the aggregate, 50% of the First Essex shares will be exchanged for Sovereign common stock and 50% will be exchanged for cash, except in certain circumstances.  The merger is subject to approval by various regulatory agencies and First Essex shareholders and is expected to close in the first quarter of 2004.

Earnings Per Share

Included in diluted EPS are 442,581 and 344,535 dilutive potential shares for the three months ended September 30, 2003 and 2002, respectively, and 373,075 and 334,394 dilutive potential shares for the nine months ended September 30, 2003 and 2002, respectively. Excluded from diluted earnings per share were options to purchase 123,800 shares at September 30, 2002.  These shares were excluded as the exercise price was greater than the average market price of the common shares during the period.

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

The Company accounts for stock options at intrinsic value with disclosure of the effects of fair value accounting on net income and earnings per share on a pro forma basis.  Had compensation costs for the stock option plans been determined using the fair value method based upon the Modified Black-Scholes American option model, the Company’s net income and earnings per share from operations for the three and nine months ended September 30, 2003 and 2002 would have been reduced to the following pro forma amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(Dollars in thousands, except per share amounts)

Net income, as reported	$5,222	$5,517	$15,143	$15,417
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(112)	(94)	(336)	(237)

Pro forma net income	$5,110	$5,423	$14,807	$15,180

Basic EPS:
As reported	$0.67	$0.72	$1.96	$2.02
Pro forma	0.66	0.71	1.92	1.99

Diluted EPS:
As reported	$0.64	$0.69	$1.87	$1.94
Pro forma	0.63	0.68	1.84	1.91

Pro forma compensation cost may not be representative of that in future years.

Goodwill and Intangible Assets

In the fourth quarter of 2002, the Company adopted and retroactively applied to January 1, 2002, SFAS No. 147, “Acquisitions of Certain Financial Institutions”. Upon adoption, the previously defined balance of unidentified intangibles was reclassified to goodwill effective January 1, 2002. All 2002 goodwill amortization expense recorded through September 30, 2002 was reversed and all future amortization was halted.  As a result of this change, for the three and nine months ended September 30, 2002, diluted earnings per share restated is $0.69 and $1.94, and restated net income was $5,517 million and $15,417 million, respectively.  The Company’s goodwill will be periodically reviewed for impairment, as required by the new standard.

2.              Loans

The following table sets forth information concerning the Company’s loan portfolio at the dates indicated.  The balances are net of unadvanced funds and unearned discounts and fees:

	September 30, 2003		December 31, 2002
	(Dollars in thousands)

Real Estate:
Residential	$58,336	4.8%	$67,238	5.9%
Commercial	212,409	17.4	195,468	17.2
Construction	66,553	5.4	63,272	5.6
Total Real Estate Loans	337,298	27.6	325,978	28.7

Owner occupied Commercial Real Estate	83,740	6.9	75,886	6.7

Commercial loans	92,727	7.6	117,549	10.3

Aircraft loans	250,821	20.6	217,167	19.1

Consumer loans
Home Equity, Home Improvement & Second Mortgage	41,996	3.4	42,674	3.8
Automobile	409,191	33.6	353,778	31.1
Other	3,003	0.3	3,362	0.3
Total consumer loans	454,190	37.3	399,814	35.2

Total loans	$1,218,776	100.0%	$1,136,394	100.0%

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

FIRST ESSEX BANCORP, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS
September 30, 2003

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

On June 13, 2003, First Essex Bancorp, Inc. and Sovereign Bancorp, Inc. jointly announced the execution of a definitive agreement for Sovereign to acquire First Essex.  Under terms of the agreement, each share of First Essex common stock will be exchanged for $48.00 in cash or 2.9250 shares of Sovereign common stock, subject to an election and allocation process intended to ensure that, in the aggregate, 50% of the First Essex shares will be exchanged for Sovereign common stock and 50% will be exchanged for cash, except in certain circumstances.  The merger is subject to approval by various regulatory agencies and First Essex shareholders and is expected to close in the first quarter 2004.

Results of Operations

Net income for the three months ended September 30, 2003 was $5.2 million compared to $5.5 million for same period in 2002, or a 5% decrease.  Net interest income totaled $16.2 million for the quarter compared to $16.1 million for the same period in 2002.  The increase in net interest income of $0.1 million, combined with an increase in noninterest income of $305 thousand, offset by increases in noninterest expenses of $669 thousand, and the provision for loan losses of $126 thousand accounts for the $417 thousand decrease in pretax income.

Net income for the nine months ended September 30, 2003 was $15.1 million compared to $15.4 million for same period in 2002, or a 2% decrease.  Net interest income totaled $48.5 million for the period compared to $47.1 million for the same period in 2002.  The increase in net interest income of $1.3 million, combined with an increase in noninterest income of $261 thousand and a decrease in the provision for loan losses of $422 thousand, offset by an increase in noninterest expenses of $1.7 million, accounts for the $307 thousand increase in pretax income.

Analysis of Average Yields Earned and Rates Paid

The following tables presents an analysis of average yields earned and rates paid for the periods indicated:

	For the Three Months Ended September 30,
	2003			2002
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Earning assets
Short-term investments	$37,054	$88	0.94%	$133,914	$526	1.56%
Investment securities	388,936	3,994	4.07	369,630	5,330	5.72
Total loans (1)	1,213,917	19,697	6.44	1,117,015	20,677	7.34
Other earning assets	17,917	268	5.93	17,787	267	5.96
Total earning assets	1,657,824	24,047	5.75	1,638,346	26,800	6.49
Allowance for loan losses	(15,849)			(14,014)
Total earning assets less allowance for loan losses	1,641,975			1,624,332
Other assets	115,588			101,222
Total assets	$1,757,563			$1,725,554

Liabilities and Stockholders’ Equity
Deposits
NOW accounts	$95,813	$146	0.60%	$91,375	$203	0.88%
Money market accounts	242,998	826	1.35	172,705	926	2.13
Savings accounts	321,325	696	0.86	335,968	1,355	1.60
Time deposits	513,424	3,499	2.70	594,443	5,301	3.54
Total interest bearing deposits	1,173,560	5,167	1.75	1,194,491	7,785	2.59
Borrowed funds	255,907	2,717	4.21	233,923	2,925	4.96
Total interest bearing deposits and borrowed funds	1,429,467	7,884	2.19	1,428,414	10,710	2.88
Demand deposits	159,577			139,867
Other liabilities	14,872			19,161
Total liabilities	1,603,916			1,587,442
Stockholders’ equity	153,647			138,112
Total liabilities, trust preferred securities and stockholders’ equity	$1,757,563			$1,725,554

Net interest income		$16,163			$16,090

Weighted average interest rate spread			3.57%			3.52%
Net yield on average earning assets (2)			3.90%			3.93%

Return on average assets			1.19%			1.27%
Return on average equity			13.59%			15.87%

(1) Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for loan losses divided by average earning assets.

	For the Nine Months Ended September 30,
	2003			2002
	Average Balance	Interest Earned/ Paid	Average Yield/ Rate	Average Balance	Interest Earned/ Paid	Average Yield/ Rate
	(Dollars in thousands)

Assets
Earning assets
Short-term investments	$64,613	$538	1.11%	$89,301	$1,023	1.53%
Investment securities	384,033	12,928	4.50	388,623	17,049	5.87
Total loans (1)	1,186,256	59,596	6.72	1,088,081	61,179	7.52
Other earning assets	17,884	803	6.00	17,758	800	6.02
Total earning assets	1,652,786	73,865	5.98	1,583,763	80,051	6.76
Allowance for loan losses	(15,385)			(13,666)
Total earning assets less allowance for loan losses	1,637,401			1,570,097
Other assets	118,071			97,330
Total assets	$1,755,472			$1,667,427

Liabilities and Stockholders’ Equity
Deposits
NOW accounts	$93,249	$425	0.61%	$83,352	$583	0.94%
Money market accounts	232,006	2,396	1.38	138,620	2,180	2.10
Savings accounts	321,821	2,189	0.91	341,052	4,541	1.78
Time deposits	545,780	12,128	2.97	589,645	16,917	3.84
Total interest bearing deposits	1,192,856	17,138	1.92	1,152,669	24,221	2.81
Borrowed funds	240,506	8,257	4.59	230,187	8,705	5.06
Total interest bearing deposits and borrowed funds	1,433,362	25,395	2.37	1,382,856	32,926	3.09
Demand deposits	152,089			133,424
Other liabilities	20,261			18,382
Total liabilities	1,605,712			1,534,662
Stockholders’ equity	149,760			132,765
Total liabilities, trust preferred securities and stockholders’ equity	$1,755,472			$1,667,427

Net interest income		$48,470			$47,125

Weighted average interest rate spread			3.61%			3.57%
Net yield on average earning assets (2)			3.91%			3.97%

Return on average assets			1.15%			1.22%
Return on average equity			13.48%			15.37%

(1) Loans on a non-accrual status are included in the average balance.

(2) Net interest income before provision for loan losses divided by average earning assets.

Net Interest Income

Net interest income increased by $73 thousand or .5% to $16.2 million for the three months ended September 30, 2003 and by $1.3 million or 2.9% to $48.5 million for the nine months ended September 30, 2003 as compared to the same periods of 2002.

Interest and Dividend Income

Interest and dividend income decreased by $2.8 million or 10.3% to $24.0 million for the three month period ended September 30, 2003, from $26.8 million in the same period in 2002.  Interest and dividend income also decreased by $6.2 million or 7.7% to $73.9 million for the nine months ended September 30, 2003 from $67.7 million in the same period of 2002.  The average balance of earning assets increased $19.5 million and $69.0 million for the three and nine months ended September 30, 2003, respectively, compared to the same periods of 2002.  The yield on average earning assets decreased to 5.75% and 5.98% for the three and nine months ended September 30, 2003, respectively, as compared to 6.49% and 6.76% for the same periods of 2002.  The declines in yields are primarily due to declining interest rates on loans and investment securities which have resulted from lower interest rates in the economy, in general.

Interest Expense

Interest expense decreased by $2.8 million or 26.4% to $7.9 million and $7.5 million or 22.9% to $25.4 million for the three and nine months ended September 30, 2003, respectively, when compared to the same periods in 2002.  The average balance of interest-bearing deposits and borrowed funds increased by $1.1 million and $50.5 million for the three and nine months ended September 30, 2003, respectively when compared to the same periods in 2002.  The average cost of funds decreased to 2.19% and 2.37% for the three and nine months ended September 30, 2003, respectively, as compared to 2.88% and 3.09% for the same periods in 2002.  The decreases in the cost of funds have also resulted from lower interest rates in the economy, in general.

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

The provisions for loan losses totaled $1.9 million and $5.8 million for the three and nine month periods ended September 30, 2003, respectively, as compared to $1.8 million and $6.2 million for the same periods of 2002.  Provisions result from management’s continuing internal review of the loan portfolio as well as its judgment as to the adequacy of the reserves in light of the condition of the regional real estate and other markets, and the economy in general.  As a result of increased loans, there is an expectation that the Bank will continue to find it necessary to make provisions for loan losses in the future.

Noninterest Income

Noninterest income consists of net gains from the sales of loans, fee and other noninterest income.

Noninterest income increased by $305 thousand or 12.0% and $261 thousand or 3.2% to $2.9 million and $8.4 million for the three and nine months ended September 30, 2003, respectively, as compared to $2.5 million and $8.1 million for the same periods in 2002.  This increase is primarily attributable to gains recognized on sales of mortgage loans and loan and deposit fee increases during the three and nine month periods of 2003.  Additionally, approximately $600 thousand of income was recorded during the second quarter of 2002 relating to the settlement of an outstanding state income tax issue reducing the overall increase shown for 2003.

Noninterest Expense

Noninterest expense increased $669 thousand or 8.2% and $1.7 million or 6.9% to $8.8 million and $26.9 million for the three and nine months ended September 30, 2003, respectively, as compared to $8.2 million and $25.1 million for the same periods in 2002.  This increase is primarily attributable to approximately $183 thousand and $1.1 million in legal and investment banking fees associated with the pending acquisition of First Essex Bancorp, Inc. recognized during the three and nine months ended September 30, 2003.  Also, a gain on the sale of OREO of $440 thousand was recorded during the third quarter of 2002, which further reduced that year’s expenses.

Income Taxes

The effective income tax rate increased to 36.7% and 37.3% for the three and nine month periods ended September 30, 2003 compared to 36.4% and 35.3% for the same periods of 2002.  These increases are primarily attributable to $183 thousand and $1.1 million of non-deductible acquisition expenses incurred in the three and nine months ending September 30, 2003, respectively, and a $240 thousand gain resulting from the settlement of an outstanding state income tax issue during the second quarter of 2002.

Financial Condition

Total assets amounted to $1,746 million at September 30, 2003, a decrease of $29.8 million or 1.7% from $1,776 million at December 31, 2002.  Cash and cash equivalents were $165.1 million lower at September 30, 2003 compared to year-end 2002, offset by increases in loans receivable of $82.6 million and investment securities available for sale of $52.6 million.

Loans

At September 30, 2003, the loan portfolio, including mortgage loans held for sale, and before consideration of the allowance for loan losses, was $1.2 billion, representing 69.8% of total assets, compared to $1.1 billion or 64.0% of total assets at December 31, 2002.   Refer to Note 2 for additional detail regarding the composition of the loan portfolio.

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

The determination of the adequacy of the allowance for loan losses is based upon management’s assessment of risk elements in the portfolio, factors affecting loan quality and assumptions about the economic environment in which the Company operates.  The process includes identification and analysis of loss potential in various portfolio segments utilizing a credit risk grading process and specific reviews and evaluations of significant individual problem credits.  In addition, management reviews overall portfolio quality through an analysis of current levels and trends in charge-off, delinquency and nonaccruing loan data, collateral values, economic conditions and their effect on borrowers, and the overall-banking environment.  These reviews are of necessity dependent upon estimates, appraisals and judgments, which may change quickly because of changing economic conditions and the Company’s perception as to how these factors may affect the financial condition of debtors.

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

The following table summarizes the activity in the allowance for loan losses (including amounts established for impaired loans) for the three and nine months ended September 30, 2003 and 2002:

	Three Months Ended		Nine Months Ended
	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
	(Dollars in Thousands)
Balance at beginning of period	$15,192	$13,715	$14,452	$12,758

Provision for loan losses	1,938	1,812	5,814	6,236

Charge-offs	(1,917)	(1,234)	(5,591)	(5,154)
Recoveries	121	181	659	634

Net charge-offs	(1,796)	(1,053)	(4,932)	(4,520)

Balance at end of period	$15,334	$14,474	$15,334	$14,474

Total loans at end of period*	$1,218,776	$1,125,219	$1,218,776	$1,125,219
Average loans for the period*	1,213,917	1,117,015	1,186,256	1,088,081
Allowance to loans ratio	1.26%	1.29%	1.26%	1.29%
Net charge-offs to average loans ratio (annualized)	0.59%	0.38%	0.55%	0.55%

*Includes loans held for sale.

Nonperforming Assets

Nonperforming assets consist of nonaccruing loans (including loans impaired under SFAS No. 114), and foreclosed property.  Nonperforming assets totaled $5.9 million at September 30, 2003 and $4.3 million at December 31, 2002.

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

The following table indicates the recorded investment of nonperforming assets and the related valuation allowance for impaired loans:

	September 30, 2003		December 31, 2002
	Recorded Investment	Impaired Loan Valuation Allowance	Recorded Investment	Impaired Loan Valuation Allowance
	(Dollars in Thousands)
Non-accruing Loans
Impaired Loans
Requiring a valuation allowance	$523	$284	$105	$105
Not requiring a valuation allowance	2,225	—	935	—
	2,748	284	1,040	105

Restructured Loans	214	40	—	—

Total impaired	2,962	$324	1,040	$105

Residential Mortgage	54		—
Other	2,032		2,065

Total non-accruing	5,048		3,105

Foreclosed property, net	817		1,198

Total non-performing assets	$5,865		$4,303

Percentage of non-performing assets to total assets	0.34%		0.24%
Percentage of allowance for loan losses to non-accruing loans	303.8%		465.4%

The valuation allowance for impaired loans is included in the allowance for loan losses on the balance sheet.

Investments

At September 30, 2003, the investment portfolio, consisting of short-term investments, investment securities, mortgage-backed securities, Federal Home Loan Bank (“FHLB”) stock and stock in the Savings Bank Life Insurance Company of Massachusetts, totaled $409.4 million or 23.4% of total assets, compared to $472.0 million or 26.6% of total assets at December 31, 2002.  Interest and dividend income on the investment portfolio generated 17.0% and 18.2% of total interest and dividend income for the three and nine months ended September 30, 2003 compared to 21.9% and 22.6% for the same periods in 2002.  The decreases are due to lower interest rates in the economy, in general, and lower average balances during 2003 as compared to 2002.

To identify and control market risks associated with the investment portfolio, the Company has established policies and procedures, which include stop loss limits and stress testing on a periodic basis.

Deposits

Deposits are the primary source of funds for lending and investment activities.  Deposit flows vary significantly and are influenced by prevailing interest rates, market conditions, economic conditions and competition.  At September 30, 2003 the Bank had total deposits of $1,318.2 million representing a net decrease of $62.4 million or 4.5% compared to total deposits of $1,380.6 million at December 31, 2002.

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

Borrowed Funds

The Bank is a member of the FHLB and is entitled to borrow from the FHLB by pledging certain assets. The Bank also utilizes short term repurchase agreements with maturities less than three months, as an additional source of funds. Repurchase agreements are secured by U.S. government and agency securities. Borrowed funds are an alternative source of funds compared to deposits and totaled $234.6 million at September 30, 2003 versus $207.4 million at December 31, 2002.

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

Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the following table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of September 30, 2003, that the Bank meets all capital adequacy requirements to which it is subject.

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

The following table displays the Bank’s capital calculations as defined under prompt corrective action for the periods indicated:

			For Capital		To Be Well Capitalized Under Prompt
	First Essex Bank
	Actual	Actual	Adequacy Purposes		Corrective Action Provision:
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in Thousands)
September 30, 2003 (unaudited)

Tier 1 (Core) Capital (to Adjusted Assets)	$154,413	8.91%	69,300	> 4.00%	$86,625	> 5.00%

Tier 1 (Core) (to Risk Weighted Assets)	154,413	11.18	55,227	4.00	82,840	6.00

Total Risk Based Capital (to Risk Weighted Assets)	169,747	12.29	110,454	8.00	138,067	10.00

December 31, 2002

Tier 1 (Core) Capital (to Adjusted Assets)	$137,275	7.81%	$70,312	> 4.00%	$87,890	> 5.00%

Tier 1 Capital (to Risk Weighted Assets)	137,275	9.79	56,094	4.00	84,141	6.00

Total Risk Based Capital (to Risk Weighted Assets)	151,727	10.82	112,188	8.00	140,235	10.00

Recent Accounting Developments

In May 2003, the FASB issued  Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  This statement requires issuers to classify as liabilities (or assets in some circumstances) three classes of freestanding financial instruments that embody obligations of the issuer.  Generally, the statement is effective for financial instruments entered into or modified after, May 31, 2003 and is otherwise effective on July 1, 2003.  On October 29, 2003, the FASB delayed certain aspects of the statement.  During the first quarter of 2003, the trust preferred securities, or junior subordinated debentures, were reclassified to liabilities on the consolidated balance sheet.  In addition, the interest cost on the trust preferred securities has been reclassified as interest on borrowings.  There will be no impact to the results of operations.

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

PART II – OTHER INFORMATION

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

(32)                          Certification under Section 906 of the Sarbanes-Oxley Act of 2002 is attached hereto as Exhibit 32.

(b)             Reports on Form 8-K.

The Registrant filed a current report on Form 8-K on July 17, 2003 related to a press release dated July 16, 2003 announcing second quarter 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST ESSEX BANCORP, INC.
(Registrant)

Date: November 5, 2003	By	/s/William F. Burke
William F. Burke
Executive Vice President and Chief Financial Officer